Form 10-Q
period 1994-06-30
PRECISION STANDARD INC
filed 1994-08-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 1994

                    PRECISION STANDARD, INC.

     (Exact Name of Registrant as Specified in its Charter)

        Colorado                        84-0985295
(State of Incorporation)    (I.R.S. Employer Identification No.)

                         One Pemco Plaza
                     1943 50th Street North
                   Birmingham, Alabama 35212
            (Address of Principal Executive Offices)

                        (205) 591-3009
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                  No [ ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report:

Class of Securities                Outstanding Securities
$.0001 Par Value                   12,344,291 shares
Common Shares                      Outstanding at June 30, 1994






            PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                         June 30,    December 31,
                                          1994          1993
                                        (Unaudited)
Current assets:
  Cash                                 $   115,762
  Accounts receivable, net of
   allowance for doubtful accounts      21,378,507   $19,751,858
  Inventories                           22,661,840    27,344,833
  Prepaid expenses and other             1,396,634       568,117
  Deferred tax asset, net                2,804,104     2,804,104

          Total current assets          48,356,847    50,468,912

Property, plant and equipment, at cost:
  Leasehold improvements                 9,440,130     9,266,839
  Machinery and equipment               13,949,778    12,930,976
                                        23,389,908    22,197,815

Less accumulated depreciation and
     amortization                       (9,677,578)   (8,360,674)

          Net property and equipment    13,712,330    13,837,141

Other assets:
  Intangible assets, net of
     accumulated amortization            5,530,629     5,358,364
  Unbilled receivable                    2,143,271
  Related party receivables                269,824       269,824
  Deposits and other                       996,290       970,510

          Total other assets             8,940,014     6,598,698

                                       $71,009,191   $70,904,751


         The accompanying notes are an integral part of these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                         June 30,    December 31,
                                          1994          1993
                                       (Unaudited)
Current liabilities:
  Bank overdrafts                                    $   798,185
  Current maturities of long-term
   debt                                $ 8,384,758     8,789,142
  Accounts payable and accrued
   expenses                             19,389,618    16,596,177
  Accrued warranty expense                 578,000       575,000
  Estimated losses on contracts
   in progress                           1,289,132       583,122

          Total current liabilities     29,641,508    27,341,626

Long-term debt, net of current
  maturities                            26,129,321    28,567,327
Long-term portion of self-insured
  workers' compensation reserve          2,871,892     3,404,684
Unfunded accumulated benefit
  obligation                             3,103,701     3,103,701
          Total liabilities             61,746,422    62,417,338

Common stock purchase warrant            4,200,000     4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,681,551 and 12,677,380
  shares issued, 12,344,291 and
  12,340,120 outstanding at
  June 30, 1994 and December 31,
  1993, respectively                         1,268         1,268
  Additional paid-in capital               762,795       759,723
  Retained earnings                      9,554,071     8,830,671
  Minimum pension liability adjustment  (4,696,778)   (4,745,662)
          Total paid-in capital and
            retained earnings            5,621,356     4,846,000
  Less cost of treasury shares
          (337,260 shares)                (558,587)     (558,587)

          Total stockholder's equity     5,062,769     4,287,413
                                       $71,009,191   $70,904,751

         The accompanying notes are an integral part of these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                          Three         Three
                                      Months Ended   Months Ended
                                         June 30,      June 30,
                                          1994          1993
                                       (Unaudited)   (Unaudited)

Net sales                              $36,255,375   $41,925,073
Cost of sales                           30,249,106    33,525,990
     Gross profit                        6,006,269     8,399,083

Selling, general and
  administrative expenses               (3,813,669)   (3,792,952)
Bad debts recovery                          15,845        20,731
Research and development expense          (272,714)     (106,905)
     Income from operations              1,935,731     4,519,957

Other expense:
  Interest expense                        (888,057)   (1,500,311)
  Other, net                               (15,004)      (77,667)
     Income before income taxes
      and extraordinary item             1,032,670     2,941,979

Income tax expense                         (77,725)     (125,000)

     Income before extraordinary item      954,945     2,816,979

Extraordinary item - Litigation
  settlement net of applicable
  income taxes of $26,000                             (1,274,000)

     Net income                        $   954,945   $ 1,542,979

Earnings per common share and
  common equivalent share
  Note (3):
  Income before extraordinary item            $.06          $.22
  Extraordinary item                                        (.10)
  Net income                                   .06           .12
Earnings per common share -
assuming full dilution (Note 3):
  Income before extraordinary item            $.06          $.22
  Extraordinary item                                        (.10)
  Net income                                   .06           .12
Weighted average number of
common shares outstanding:
  Common and common equivalent share    16,606,895    12,661,088
  Assuming full dilution                16,606,895    12,706,421

         The accompanying notes are an integral part of these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME


                                          Six           Six
                                      Months Ended   Months Ended
                                         June 30,      June 30,
                                          1994          1993

                                       (Unaudited)   (Unaudited)
Net sales                              $71,113,579   $86,470,551

Cost of sales                           61,025,401    70,561,087
     Gross profit                       10,088,178    15,909,464

Selling, general and
  administrative expenses               (7,063,870)   (7,696,613)
Bad debts recovery                          82,892        29,025
Research and development expense          (514,774)    (222,030)
     Income from operations              2,592,426     8,019,846

Other expense:
  Interest expense                      (1,669,904)   (3,025,906)
  Other, net                               (82,357)     (108,115)
     Income before income taxes
      and extraordinary item               840,165     4,885,825

Income tax expense                        (116,765)     (241,000)
     Income before
     extraordinary item                    723,400     4,644,825

Extraordinary Item - Litigation
  settlement net of applicable
  income taxes of $26,000                             (1,274,000)
     Net income                        $   723,400   $ 3,370,825

Earnings per common share and common
  equivalent share (Note 3):
  Income before extraordinary item            $.05          $.37
  Extraordinary item                                        (.10)
  Net income                                   .05           .27

Earnings per share - assuming
full dilution (Note 3):
  Income before extraordinary item            $.05          $.37
  Extraordinary item                                        (.10)
  Net income                                   .05          $.27

Weighted average number of
common shares outstanding:
  Common and common equivalent shares   16,630,978    12,591,932
  Assuming full dilution                16,630,978    12,700,976

         The accompanying notes are an integral part of these consolidated financial statements.




            PRECISION STANDARD, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS


                                         Six            Six
                                     Months Ended   Months Ended
                                       June 30,       June 30,
                                         1994           1993
                                     (Unaudited)    (Unaudited)
Cash flows from operating
activities:
  Net income                         $   723,400     $ 3,370,825

  Adjustments to reconcile
     net income to net cash
     provided from operating
     activities:
  Depreciation and amortization        1,413,086      1,866,966
  Pension cost in excess of
    funding                               48,884        924,409
  Provision for warranty expense           3,000
  Provision for losses on
    contracts in progress                978,052      1,331,456
  Provision for losses on
     receivables                                         29,944
  Utilization of loss reserves          (352,507)    (1,550,726)
  Increase in interest expense
     due to increase in common
     stock purchase warrant                           1,000,000
  Changes in assets and
     liabilities:
          Accounts receivable         (1,626,649)      (198,355)
          Inventories                  4,763,459     (5,834,572)
          Prepaid expenses              (623,587)      (526,182)
          Intangible assets             (266,913)        (9,369)
          Unbilled receivable         (2,143,271)
          Deposits and other             (25,780)        79,491
          Accounts payable and
            accrued expenses           2,793,441       (390,106)
          Self-insured workers'
            compensation reserve        (532,792)       497,001
          Total adjustments            4,428,423     (2,780,043)
     Net cash provided by
     operating activities              5,151,823        590,782

Cash flows from investing
activities:
     Capital expenditures             (1,066,301)    (1,079,723)
     Insurance proceeds receivable      (204,930)       204,600

     Net cash used in
     investing activities            $(1,271,231)    $  (875,123)


         The accompanying notes are an integral part of these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                          Six            Six
                                      Months Ended   Months Ended
                                         June 30,       June 30,
                                          1994           1993
                                      (Unaudited)    (Unaudited)
Cash flows from financing
activities:

  Proceeds from issuance of
     common stock                    $      3,072   $     9,187

  Net repayments
     under short-term obligations    $     (5,178)      (99,616)

  Borrowings under revolving
     credit facility                 $ 29,200,000    27,000,000

  Repayments under revolving
     credit facility                 $(28,000,000)  (23,000,000)

  Principal payments under
     long-term obligations           $ (4,164,539)   (2,862,752)

  Change in cash overdraft           $   (798,185)     (762,478)

     Net cash provided by (used in)
     financing activities            $ (3,764,830)      284,341

Net increase in cash
  and cash equivalents                    115,762           -0-

Cash and cash equivalents
  beginning of period                         -0-           -0-

Cash and cash equivalents
  end of period                      $    115,762   $       -0-

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                        $  1,218,439   $ 1,398,709
     Income taxes                         230,800       361,750

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                  $    127,327   $   145,200

         The accompanying notes are an integral part of these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature excepting as noted in Note 4 to the Consolidated Financial Statements. The results of operations for the period ended June 30, 1994 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 10-K. Certain reclassifications have been made to the 1993 financial statements included herein to conform with the presentation used in 1994.

2.   INVENTORIES

     Inventories consist of the following:

                                    June 30,      December 31,
                                     1994            1993
                                  (Unaudited)
     Work in-process             $20,156,327      $20,361,218
     Finished goods                3,502,453        3,259,872
     Raw materials and supplies    5,955,999        7,083,837
          Total                  $29,614,779      $30,704,927

     Less progress payments       (6,208,658)      (3,038,267)
     Less reserve for estimated
       losses on contracts in
       progress                     (744,281)        (321,827)
                                 $22,661,840      $27,344,833

3.   EARNINGS PER COMMON SHARE

     In 1994, the computation of primary and fully diluted earnings per share is based on the weighted average number of outstanding common shares assuming the exercise of stock options and stock warrants. The stock warrants were granted to Bank of America in connection with the Senior Subordinated Loan and allow for the purchase of 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. In 1993, the computation of primary and fully diluted earnings per share is based on the weighted average number of outstanding common shares assuming the exercise of stock options. The stock warrants are treated as debt rather than equity, as this presentation is most dilutive.

4.   CONTINGENCIES

     In the second quarter of 1994, the Company recorded revenue and a long term unbilled receivable of $2.1 million in anticipation of settlement of a contract claim involving the KC-135 Programmed Depot Maintenance (PDM) contract. The claim, which will be submitted to the U.S. Government in the third quarter of 1994, is for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM). The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact work in progress. The Company's position, supported by outside legal counsel which specializes in government procurement law and independent management consultants, is that the grounds for the claim are legally supportable and that recovery is substantially probable. The Company has prepared its financial statements on the basis of a conservative estimate of the settlement of the claim and further, has not included the cost impact of twenty-four ships which remain in work at June 30, 1994. At this time, the Company can not reasonably estimate the length of time that will be required to resolve the claim. In the event the Company does not receive an equitable adjustment from the claim, the Company could realize a pre-tax reduction of revenue of $2.1 million.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended June 30, 1994
Versus three months ended June 30, 1993


Revenues for the second quarter of 1994 decreased 13%, from $41.9 million for 1993 to $36.3 million for 1994. Government sales decreased 14% in the second quarter, from $29.8 million in 1993 to $25.6 million in 1994. Commercial sales decreased 12% in the second quarter, from $12.1 million in 1993 to $10.7 million in 1994.

The decrease in government sales was due primarily to a decrease in the redelivery of KC-135 aircraft and C-130 drop-in aircraft. There were seventeen KC-135 redeliveries in the second quarter of 1993 versus thirteen redeliveries in 1994. Twelve C-130 drop-in aircraft were redelivered in the second quarter of 1993 compared with six redeliveries in the second quarter of 1994. Additionally, government sales declined due to the conclusion of the KC-135 boom contract in mid 1993 and reductions on the U.S. Navy H-2 helicopter contract.

The above decrease in government sales was partially offset by $2.1 million of revenue recorded in anticipation of settlement of a contract claim (see Note 4 to the Consolidated Financial Statements). The claim, which will be submitted to the U. S. Government in the third quarter of 1994, is for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM) on the KC-135 PDM program. The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact work in progress. The Company's position, supported by outside legal counsel which specializes in government procurement law and independent management consultants, is that the grounds for the claim are legally supportable and that recovery is substantially probable. The Company has prepared its financial statements on the basis of a conservative estimate of the settlement of the claim and further, has not included the cost impact of twenty-four ships which remain in work at June 30, 1994. At this time, the Company can not reasonably estimate the length of time that will be required to resolve the claim. In the event the Company does not receive an equitable adjustment from the claim, the Company could realize a pre-tax reduction of revenue of $2.1 million.

The decline in commercial sales was due primarily to a decrease in the redelivery of 737 cargo conversion aircraft. There were three redeliveries in the second quarter of 1993 compared with one redelivery in the second quarter of 1994.

The ratio of cost of sales ($30.2 million in 1994; $33.5 million in 1993) to net sales ($36.3 million in 1994; $41.9 million in
1993) increased from 80% in 1993 to 83% in 1994. The resultant decrease in gross profit is attributable to the aforementioned reduction in sales and an increase in overhead costs as a percentage of sales. Further, the Company made a provision of approximately $1.0 million for losses on commercial contracts in process and has experienced increased material costs on its commercial aircraft maintenance and modification programs and increased labor costs on the KC-135 contract. The increase in labor costs on the KC-135 contract was partially attributable to the disruption of scheduled work flow which occurred as a result of the lack of government furnished material.

Selling, general and administrative expense increased only slightly from the second quarter of 1993 to the second quarter of 1994 but increased as a percentage of sales from 9.0% in 1993 to 10.5% in 1994.

Research and development expense increased approximately $0.2 million from the second quarter of 1993 to the second quarter of 1994 as efforts were increased on both the targets and aircraft programs.

Interest expense decreased $0.6 million from $1.5 million in 1993 to $0.9 million in 1994. In 1993, the value of the common stock purchase warrant held by Bank of America was deemed to have increased $0.5 million in the second quarter which resulted in a $0.5 million increase to interest expense. The deemed value of the common stock purchase warrant remained constant in the second quarter of 1994. Aside from the valuation of the stock warrant, other interest expense declined $0.1 million as a result of the pay down of outstanding debt, offset by an increase in interest rates. The Company paid $2.0 million in principal against its Term Credit facility in the second quarter of 1994. The effective average interest rate in the second quarter of 1994 on the Term Credit facility and the Revolving Credit facility was 7.12% versus 6.14% for the second quarter of 1993.

The Company booked $0.1 million of state and federal income tax expense in both the second quarter of 1994 and 1993.


Six months ended June 30, 1994
Versus six months ended June 30, 1993

Revenues for the first six months of 1994 decreased 18%, from $86.5 million for 1993 to $71.1 million for 1994. Government sales decreased 13% in the first six months, from $56.8 million in 1993 to $49.2 million in 1994. Commercial sales decreased 26% in the first six months, from $29.7 million in 1993 to $21.9 million in 1994.

The decrease in government sales was due primarily to a decrease in the redelivery of KC-135 aircraft and C-130 aircraft. There were thirty-two KC-135 redeliveries in the first six months of 1993 versus twenty-eight redeliveries in 1994. Seven of the twenty-eight redeliveries in 1994 were partial redeliveries and they have been accounted for on a percentage of completion basis. The aircraft were partially redelivered due to work stoppage which occurred as a result of the lack of government furnished material. The company has recorded $2.1 million of revenue in the second quarter of 1994 in anticipation of settlement of a contract claim to be submitted to the government for equitable adjustment of costs incurred due to this late delivery of government furnished material on the KC-135 PDM program (see Note 4 to the Consolidated Financial Statements).

The company expects to redeliver twenty-six KC-135 aircraft in the last six months of 1994 versus thirty-eight such aircraft in the last six months of 1993.

Nineteen C-130 drop-in aircraft and eight C-130 PDM aircraft were redelivered in the first six months of 1993 compared with fifteen drop-in aircraft and five PDM aircraft redeliveries in 1994. Additionally, government sales declined due to the conclusion of the KC-135 boom contract in mid 1993 and reductions on the U.S. Navy H-2 helicopter contract and U.S. Government target contracts.

The decline in commercial sales was due primarily to a decrease in the redelivery of 737 cargo conversion aircraft. There were nine redeliveries in the first six months of 1993 compared with four redeliveries in the first six months of 1994.

The ratio of cost of sales ($61.0 million in 1994; $70.6 million in 1993) to net sales ($71.1 million in 1994; $86.5 million in
1993) increased from 82% in 1993 to 86% in 1994. The resultant decrease in gross profit is attributable to the aforementioned reduction in sales and an increase in overhead costs as a percentage of sales. Further, the Company made a provision of approximately $1.0 million for losses on commercial contracts in process and has experienced increased material costs on its commercial aircraft maintenance and modification programs and increased labor costs on the KC-135 contract. The increase in labor costs on the KC-135 contract was partially attributable to the disruption of scheduled work flow which occurred as a result of the lack of government furnished material.

Selling, general and administrative expense decreased from the first six months of 1993 to the first six months of 1994 but increased as a percentage of sales from 8.9% in 1993 to 10.0% in 1994.

Research and development expense increased approximately $0.3 million from the first six months in 1993 to the first six months in 1994 as efforts were increased on both the targets and aircraft programs.

Interest expense decreased $1.3 million from $3.0 million in 1993 to $1.7 million in 1994. In 1993, the value of the common stock purchase warrant held by Bank of America was deemed to have increased $1.0 million which resulted in a $1.0 million increase to interest expense. The deemed value of the common stock purchase warrant remained constant in the first six months of 1994. Aside from the valuation of the stock warrant, other interest expense declined $0.3 million as a result of the pay down of outstanding debt, offset by an increase in interest rates. The Company paid $4.0 million in principal against its Term Credit facility in the first six months of 1994. The effective average interest rate in 1994 on the Term Credit facility and the Revolving Credit facility was 6.64% versus 6.28% for 1993.

The Company booked $0.1 million of state and federal income tax expense in the first six months of 1994 versus $0.2 million of state and federal income tax expense in the first six months of 1993. A net deferred tax asset of $2.8 million was recorded in the fourth quarter of 1993 as a result of the net change in the valuation allowance related to benefits arising from loss carryforwards. Approximately $8.2 million of future taxable income will have to be generated to realize the deferred tax asset. The Company believes that future levels of pretax earnings for financial reporting purposes will be sufficient to generate $8.2 million of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital decreased $4.4 million in the first six months of 1994, from $23.1 million at December 31, 1993 to $18.7 million at June 30, 1994. As a result, the current ratio decreased from 1.85 at December 31, 1993 to 1.63 at June 30,
1994.

Net income decreased $2.6 million for the first six months of 1994 as compared to the first six months of 1993. However, net cash provided from operating activities increased $4.6 million, from a net cash provided position of $0.6 million in 1993 to a net cash provided position of $5.2 million in 1994. This disparity in net income versus net cash primarily resulted from changes in inventory, accounts payable and accrued expenses for each year. Inventory decreased $4.7 million in the first six months of 1994 due to an increase of $3.2 million in customer financed progress payment balances, a $0.2 million decrease in work in process and a $1.1 million decrease in raw materials. Inventory increased $5.8 million in the first six months of 1993 due to a reduction of $14.1 million in customer financed progress payment balances offset by a $8.5 million reduction in work in process. The progress payment balance decreased in the first six months of 1993 due to the large number of aircraft redeliveries on both government and commercial contracts. Accounts payable and accrued expenses increased $2.8 million in the first six months of 1994 primarily due to an increase in accrued wages and vendor payables. The fluctuation in accrued wages is a function of the relationship of the calendar and the Company's payroll schedule. Accounts payable and accrued expenses decreased $0.4 million in the first six months of 1993 primarily due to a decrease in unearned customer deposits of $3.7 million offset by an increase in accrued wages and vendor payables.

The other principal components of cash flow from operating activities in the first six months of 1994 that had a favorable impact on cash flow are a $1.4 million charge for depreciation and amortization and a net provision for loss reserves of $0.6 million. The charge for depreciation and amortization decreased $0.4 million from the first six months of 1993 due to the $2.7 million reduction in intangibles that was recorded in the fourth quarter of 1993 in accordance with SFAS No. 109 Accounting for Income Taxes (see note 8, Income Taxes, in the Company's 1993 10-K).

The principal components of cash flow from operating activities in the first six months of 1994 that had an unfavorable impact on cash flow were a $1.6 million increase in accounts receivable, a $0.5 million decrease in the long term portion of self-insured workers' compensation reserves, a $0.6 million increase in prepaid expenses and a $0.3 million increase in intangible assets.

The Company fully utilized its $8.0 million Revolving Credit facility at June 30,1994 versus $6.8 million at December 31, 1993. The Company used its cash provided from operating activities and the $1.2 million from the Revolving Credit facility to fund $4.0 million in principal payments on the Term Credit facility in the first six months of 1994 as well as $0.2 million for payments on various capital leases. The Company also expended $1.1 million for capital items and reduced its cash overdraft by $0.8 million.

Consolidated indebtedness at June 30, 1994 was $34.5 million versus $37.4 million at December 31, 1993. The Company is highly-leveraged and its cash position has been further impacted by the disruption of work flow which occurred due to the aforementioned late delivery of GFM on the KC-135 program. However, management believes that, due to its positive long-term business outlook and expected cash flows, it will continue to have sufficient internal and external resources to meet its current and future obligations and to accommodate growth in its business. The company has been successful in obtaining operating and capital lease lines of credit and is currently seeking renewal/replacement financing for the $8.0 million Revolving Credit, $7.0 million Term Credit and $5.0 million Senior Subordinated Credit facilities due in September of 1995.

BACKLOG

The following table presents the backlog (in thousands of dollars) at June 30, 1994 and 1993:

                             1994                1993
  U. S. Government         $ 84,225            $ 76,969
  Commercial               $ 53,213            $ 42,606
  Total                    $137,438            $119,575

Of the June 30, 1994 backlog, approximately 61% was for the U.S. Government versus 64% at June 30, 1993. The backlog for the U.S. Government increased $7.3 million from the first six months of 1993 to the first six months of 1994, primarily due to an increase of $17.1 million in contracts for the Company's Space Vector subsidiary, offset by an $7.0 million decline in KC-135 orders and reductions or termination of various other U.S. Government contracts. Commercial backlog increased $10.6 million primarily due to additional scheduling of 737 and 727 cargo conversions. Approximately $23.4 million of the 1994 backlog and $13.7 million of the 1993 backlog may not be considered firm as it includes maintenance and modification work to be performed on optional aircraft. Additionally, the Registrant has approximately $20.0 to $25.0 million of un-funded backlog associated with follow-on years of the C-130 contract which is not included in the figures cited above.

On August 3, 1994, the company was confirmed as the successful bidder on a new contract for the programmed depot maintenance of the KC-135 aircraft. The contract is expected to run for seven years and involve the maintenance of as many as 350 aircraft. The first year value of the contract is approximately $52.0 million and the current estimate for the total value of the contract, if fully funded, is over $263.0 million. The backlog associated with the new KC-135 contract is not included in the June 30, 1994 figures reported above.

While the Company considers its backlog position to be strong, the Company continues to maintain its fight for market share. Management believes that recent trends of declining air passenger and cargo traffic volume have bottomed out and that the industry is poised for positive growth in both passenger and cargo volume. As cargo volume rises, and excess capacity is utilized,cargo carriers will look for additional capacity which should have positive implications for the Company's primary commercial businesses. Recent negative financial results by commercial carriers in the air passenger market are causing many carriers to re-evaluate their in-house maintenance philosophy. Accordingly, management believes that an opportunity exists to increase the Company's share of this business.

The decline in defense spending by the U.S. Government is expected to have mixed implications for the Company. Reduced fleet size and new aircraft development projects will be offset by the need to keep older aircraft in operation. Nevertheless, the competitive nature of the Company's industry requires constant evaluation of production efficiency and pricing in both the government and commercial markets. The Company knows of no current or foreseeable trend which will diminish its market share for any of its principal products or services.


                   PART II - OTHER INFORMATION


Item I      Legal Proceedings

            None

Item 2      Changes in Securities

            None

Item 3      Defaults Upon Senior Securities

            None

Item 4      Submission of Matters to a Vote of Security Holders

            The Registrant's annual meeting of shareholders was held on May 17, 1994. At the Meeting, Matthew L. Gold, Donald C. Hannah, Admiral George E.R. Kinnear II, Admiral Wesley L. McDonald, and Walter M. Moede were elected as directors. Also approved at the meeting was the ratification of the appointment of Coopers & Lybrand as the independent public accountants for the Registrant for the calendar year ending December 31, 1994, the Amended and Restated Nonqualified Stock Option Plan and the Amended and Restated Incentive Stock Option and Appreciation Rights Plan.

            The number of votes cast for or withheld for each director nominee was as follows:

       Nominee                  For            Withheld
Matthew L. Gold              11,454,893        112,797
Donald C. Hannah             11,454,893        112,797
Adm. George E.R. Kinnear II  11,453,893        113,797
Adm. Wesley L. McDonald      11,453,893        113,797
Walter M. Moede              11,451,593        116,097

            The number of votes cast for, against and abstentions for ratification of the selection of Coopers &
Lybrand as the Company's independent auditors for calendar year ending December 31, 1994 was as follows:

            For              Against        Abstain
Votes    11,546,390           8,000          13,000

            The number of votes cast for, against and abstentions for approval of the Amended and Restated Nonqualified

Stock Option Plan was as follows:

            For              Against        Abstain
Votes    9,880,426           234,386         18,494

            The votes cast for, against and abstentions for approval of the Amended and Restated Incentive Stock Option and Appreciation Rights Plan was as follows:

            For              Against        Abstain
Votes    9,895,126           222,186         15,994

Because the election of directors and retention of auditors were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers in favor of the nominees for the Board of Directors and the retention of the auditors. The two Stock Option Plans were considered non-routine, and therefore, the brokers did not vote 1,436,184 shares for either of the Plans.

Item 5      Other Information

            None

Item 6      Exhibits and Reports on Form 8-K

            (a)  Exhibits - None.

            (b)  Reports on  Form 8-K - None


                          SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PRECISION STANDARD, INC.



Date:         8/12/94           By:  /s/ Matthew L. Gold
                                     Matthew L. Gold
                                     Chairman, President and
                                     Chief Executive Officer




Date:         8/12/94            By:  /s/ Walter M. Moede
                                      Walter M. Moede
                                      Executive Vice President
                                      & Chief Financial Officer