Form 10-Q
period 1994-09-30
PRECISION STANDARD INC
filed 1994-11-18
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 1994

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,344,291 shares
Common Shares                   Outstanding at September 30, 1994






            PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                      September 30,  December 31,
                                          1994          1993
                                        (Unaudited)
Current assets:
  Cash                                 $   268,500
  Accounts receivable, net of
   allowance for doubtful accounts      17,190,653   $19,751,858
  Inventories                           25,234,965    27,344,833
  Prepaid expenses and other             1,252,512       568,117
  Deferred tax asset, net                2,804,104     2,804,104

          Total current assets          46,750,734    50,468,912

Property, plant and equipment, at cost:
  Leasehold improvements                 9,587,583     9,266,839
  Machinery and equipment               14,597,855    12,930,976
                                        24,185,438    22,197,815

Less accumulated depreciation and
     amortization                      (10,299,397)   (8,360,674)

          Net property and equipment    13,886,041    13,837,141

Other assets:
  Intangible assets, net of
     accumulated amortization            5,442,043     5,358,364
  Unbilled receivable                    3,510,271
  Related party receivables                269,824       269,824
  Deposits and other                     1,001,050       970,510

          Total other assets            10,223,188     6,598,698

                                       $70,859,963   $70,904,751


         The accompanying notes are an integral part of these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS (CONTINUED)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,  December 31,
                                          1994          1993
                                       (Unaudited)
Current liabilities:
  Bank overdrafts                                    $   798,185
  Current maturities of long-term
   debt                                $13,913,680     8,789,142
  Accounts payable and accrued
   expenses                             19,926,955    16,596,177
  Accrued warranty expense                 607,000       575,000
  Estimated losses on contracts
   in progress                           1,312,392       583,122

          Total current liabilities     35,760,027    27,341,626

Long-term debt, net of current
  maturities                            18,286,179    28,567,327
Long-term portion of self-insured
  workers' compensation reserve          3,698,431     3,404,684
Unfunded accumulated benefit
  obligation                             3,103,701     3,103,701
          Total liabilities             60,848,338    62,417,338

Common stock purchase warrant            4,200,000     4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,681,551 and 12,677,380
  shares issued, 12,344,291 and
  12,340,120 outstanding at
  September 30, 1994 and December 31,
  1993, respectively.                        1,268         1,268
  Additional paid-in capital               762,795       759,723
  Retained earnings                     10,268,611     8,830,671
  Minimum pension liability adjustment  (4,662,462)   (4,745,662)
          Total paid-in capital and
            retained earnings            6,370,212     4,846,000
  Less cost of treasury shares
          (337,260 shares)                (558,587)     (558,587)

          Total stockholder's equity     5,811,625     4,287,413
                                       $70,859,963   $70,904,751

         The accompanying notes are an integral part of these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME

                                          Three        Three
                                      Months Ended  Months Ended
                                     September 30,  September 30,
                                          1994         1993
                                       (Unaudited)   (Unaudited)
Net sales                              $36,569,978   $42,204,115
Cost of sales                           31,240,435    36,218,641
     Gross profit                        5,329,543     5,985,474

Selling, general and
  administrative expenses               (3,628,054)   (3,684,908)
Bad debts expense                          (36,945)      (47,217)
Research and development expense          (170,756)      (29,250)
     Income from operations              1,493,788     2,224,099

Other expense:
  Interest expense                        (799,909)   (1,505,136)
  Other, net                                 9,477       (19,572)
     Income before income taxes            703,356       699,391

Net income tax (expense)/refund             11,184       (24,000)

     Net income                        $   714,540    $  675,391


Earnings per common share and
  common equivalent share
  Note (3):
  Income before extraordinary item            $.04          $.05
  Extraordinary item
  Net income                                  $.04          $.05
Earnings per common share -
assuming full dilution (Note 3):
  Income before extraordinary item            $.04          $.05
  Extraordinary item
  Net income                                  $.04          $.05
Weighted average number of
common shares outstanding:
  Common and common equivalent share    16,559,482    12,726,915
  Assuming full dilution                16,559,482    12,736,946

         The accompanying notes are an integral part of these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME


                                          Nine          Nine
                                      Months Ended   Months Ended
                                      September 30,  September 30,
                                          1994          1993

                                       (Unaudited)   (Unaudited)
Net sales                             $107,683,556   $128,674,666
Cost of sales                           92,265,837    106,779,728
     Gross profit                       15,417,719     21,894,938

Selling, general and
  administrative expenses              (10,691,923)   (11,381,521)
Bad debts recovery/(expense)                45,946        (18,192)
Research and development expense          (685,530)      (251,280)
     Income from operations              4,086,212     10,243,945

Other expense:
  Interest expense                      (2,469,813)    (4,531,042)
  Other, net                               (72,880)      (127,687)
     Income before income taxes
      and extraordinary item             1,543,519      5,585,216

Income tax expense                        (105,579)      (265,000)
     Income before
      extraordinary item                 1,437,940      5,320,216

Extraordinary Item - Litigation
  settlement net of applicable
  income taxes of $26,000                              (1,274,000)
     Net income                        $ 1,437,940   $  4,046,216

Earnings per common share and common
  equivalent share (Note 3):
  Income before extraordinary item            $.09          $.42
  Extraordinary item                                        (.10)
  Net income                                  $.09          $.32

Earnings per share - assuming
full dilution (Note 3):
  Income before extraordinary item            $.09          $.42
  Extraordinary item                                        (.10)
  Net income                                  $.09          $.32

Weighted average number of
common shares outstanding:
  Common and common equivalent shares   16,609,695    12,657,410
  Assuming full dilution                16,609,695    12,727,435

            The accompanying notes are an integral part of
               these consolidated financial statements.



               PRECISION STANDARD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                         Nine           Nine
                                     Months Ended   Months Ended
                                     September 30,  September 30,
                                         1994           1993
                                     (Unaudited)    (Unaudited)
Cash flows from operating
activities:
  Net income                         $ 1,437,940     $ 4,046,216

  Adjustments to reconcile
     net income to net cash
     provided from operating
     activities:
  Depreciation and amortization        2,120,073      2,752,838
  Pension cost in excess of
    funding                               83,200      1,309,142
  Provision for warranty expense          32,000
  Provision for losses on
    contracts in progress              1,532,116      2,715,529
  Provision for losses on
     receivables                          86,945         78,379
  Utilization of contract               (386,316)    (2,268,357)
     loss reserves
  Loss on disposition
     of equipment                            336          1,214
  Increase in interest expense
     due to increase in common
     stock purchase warrant                           1,500,000

  Changes in assets and
     liabilities:
          Accounts receivable          2,474,260     (2,401,088)
          Inventories                  1,693,338     (4,485,846)
          Prepaid expenses              (684,395)       (86,318)
          Intangible assets             (248,875)        (9,369)
          Unbilled receivable         (3,510,271)
          Deposits and other             (30,540)        39,626
          Accounts payable and
            accrued expenses           3,330,778      1,925,753
          Self-insured workers'
            compensation reserve         293,747        727,001
          Total adjustments            6,786,396      1,798,504
     Net cash provided by
     operating activities              8,224,336      5,844,720

Cash flows from investing
activities:
     Capital expenditures             (1,579,554)    (2,224,249)
     Insurance proceeds receivable                      354,600

     Net cash used in
     investing activities            $(1,579,554)   $(1,869,649)

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                          Nine           Nine
                                      Months Ended   Months Ended
                                      September 30,  September 30,
                                          1994           1993
                                      (Unaudited)    (Unaudited)
Cash flows from financing
activities:

  Proceeds from issuance of
     common stock                    $      3,072   $    13,781

  Net repayments
     under short-term obligations    $    (10,398)     (224,843)

  Borrowings under revolving
     credit facility                 $ 43,900,000    35,300,000

  Repayments under revolving
     credit facility                 $(43,200,000)  (33,300,000)

  Principal payments under
     long-term obligations           $ (6,270,771)   (4,545,641)

  Change in cash overdraft           $   (798,185)   (1,218,368)

     Net cash used in
     financing activities            $ (6,376,282)   (3,975,071)

Net increase in cash
  and cash equivalents                    268,500           -0-

Cash and cash equivalents
  beginning of period                         -0-           -0-

Cash and cash equivalents
  end of period                      $    268,500   $       -0-

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                        $  2,010,277   $ 2,239,780
     Income taxes                         290,719       429,411

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                  $    424,559   $   145,200

            The accompanying notes are an integral part of
               these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature excepting as noted in Note 5 to the Consolidated Financial Statements. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 10-K. Certain reclassifications have been made to the 1993 financial statements included herein to conform with the presentation used in 1994.

2.   INVENTORIES

     Inventories consist of the following:

                                 September 30,    December 31,
                                     1994            1993
                                  (Unaudited)
     Work in-process             $23,164,875      $20,361,218
     Finished goods                3,150,156        3,259,872
     Raw materials and supplies    5,879,704        7,083,837
          Total                  $32,194,735      $30,704,927

     Less progress payments       (6,221,413)      (3,038,267)
     Less reserve for estimated
       losses on contracts in
       progress                     (738,357)        (321,827)
                                 $25,234,965      $27,344,833

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

     In 1993, the computation of primary and fully diluted earnings per share was based on the weighted average number of outstanding common shares assuming the exercise of stock options. However, the stock warrants were treated as debt rather than equity, as that presentation was most dilutive.

4.   NOTES PAYABLE

     Short-term debt consists of the following:

                                        September 30,  December 31,
                                            1994           1993
        Term Credit facility            $ 8,000,000    $8,000,000
        Senior Subordinated Loan          5,000,000         -0-

        Note due to individual,
        bears interest at 10%
        collateralized by a
        security interest in
        certain equipment                  447,172        447,172

        Other obligations, 8% to 16%,
        collateralized by security
        interests in certain equipment     466,508        341,970
                                       $13,913,680     $8,789,142

     Long-term debt consists of the following:

                                        September 30,  December 31,
                                            1994           1993
        Senior Subordinated Loan        $ 5,000,000    $10,000,000
        Term Credit facility              5,000,000     11,000,000
        Revolving Credit facility         7,500,000      6,800,000
        Other obligations, 8% to 16%
        collateralized by security
        interests in certain
        equipment                           786,179        767,327
                                        $18,286,179    $28,567,327

     The Company reached an agreement in March 1994 with its primary lender to extend the maturity date of both the Revolving Credit facility and Term Credit facility. Both of these instruments were previously due in September 1994. The restated credit agreement provides that the maturity date of the Revolving Credit facility is September 30, 1995. The agreement also provides that the maturity date of the Revolving Credit facility can be extended to March 31, 1996 pursuant to the payment of the extension fee specified in the agreement. The provisions of the Revolving Credit facility agreement require a commitment fee of one-half of one percent per annum on the unused portion.

     The Term Credit facility provides for three equal quarterly installments of $2.0 million, December 31, 1994 through June 30, 1995, and a final payment of $7.0 million on September 30, 1995. The agreement provides that the maturity date of the Term Credit facility can be extended pursuant to the payment of the extension fee specified in the agreement. This extension would allow the Company to repay the balance in two installments of $2.0 million each on September 30 and December 31, 1995 and a final payment equal to the remaining unpaid balance on March 31, 1996.

     Accordingly, the Company has classified indebtedness with stated maturities, including extensions, of over one year as long term.

     The Senior Subordinated Loan is repayable in two principal installments of $5.0 million each, due in September 1995 and 1996.

5.   CONTINGENCIES

     The Company has recorded revenue and a long term unbilled receivable of $3.5 million in anticipation of settlement of a contract claim involving the KC-135 Programmed Depot Maintenance (PDM) contract. The Company recorded $2.1 million of revenue associated with the claim in the second quarter of 1994 and $1.4 million in the third quarter of 1994. The additional $1.4 million of revenue booked in the third quarter is due to refinement of the cost data supporting the original claim as well as inclusion of ships redelivered in July of 1994.

     The claim, which has been certified by the Company and submitted to the U.S. Government, is for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM). The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact ships in work at September 30, 1994. The Company's position, based on advice of outside legal counsel specializing in government procurement law and independent management consultants, is that the grounds for the claim are legally and factually sound and that recovery is substantially probable. The Company has recorded appropriate reserves against the claim and has only considered the cost impact of ships redelivered to the government through July 31, 1994. The Company plans to submit an additional claim for equitable adjustment of the cost impact of late delivery of GFM for ships redelivered subsequent to July 31, 1994.

     At this time, the Company cannot estimate the length of time that will be required to resolve the claim. Should the Company not ultimately receive an equitable adjustment from the claim, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $3.5 million.


               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended September 30, 1994
Versus three months ended September 30, 1993

Revenues for the third quarter of 1994 decreased 13%, from $42.2 million for 1993 to $36.6 million for 1994. Government sales decreased 22% in the third quarter, from $31.2 million in 1993 to $24.4 million in 1994. Commercial sales increased 10% in the third quarter, from $11.0 million in 1993 to $12.1 million in 1994.

The decrease in government sales was due primarily to a decrease in the redelivery of KC-135 and C-130 aircraft under Programmed Depot Maintenance (PDM) contracts with the U.S. Air Force. There were nineteen KC-135 redeliveries in the third quarter of 1993 versus twelve redeliveries in 1994. Four C-130 PDM aircraft were redelivered in the third quarter of 1993 compared with one redelivery in the third quarter of 1994.

The above decrease in government sales was partially offset by $1.4 million of revenue recorded in the third quarter in anticipation of settlement of a contract claim (see Note 5 to the Consolidated Financial Statements). The claim, which has been certified by the Company and submitted to the U. S. Government, is for equitable adjustment of the cost effect of late delivery of government-furnished materials on the KC-135 PDM program. The Company recorded $2.1 million of claim revenue in the second quarter; the additional $1.4 million of revenue recorded in the third quarter is due to refinement of the cost data supporting the original claim as well as inclusion of ships redelivered in July of 1994. The Company's position, based on advice of outside legal counsel specializing in government procurement law and independent management consultants, is that the grounds for the claim are legally and factually sound and that recovery is substantially probable. The Company has recorded appropriate reserves against the claim, and has only considered the cost impact of ships redelivered to the government through July 31, 1994. At this time, the Company can not reasonably estimate the length of time that will be required to resolve the claim. Should the Company not ultimately receive an equitable adjustment from the claim, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $3.5 million.

The increase in commercial sales was due primarily to additional revenue generated at the Company's aircraft maintenance facility in Copenhagen, Denmark, which began operations in May of 1994 and due to the redelivery of five 727 conversions in the third quarter of 1994 versus four such conversions in 1993. This increase in sales was partially offset by lower revenues experienced as a result of actions taken at its Clearwater, Florida facility, during the second quarter of 1994.

The ratio of cost of sales ($31.2 million in 1994; $36.2 million in 1993) to net sales ($36.6 million in 1994; $42.2 million in 1993) decreased slightly from 86% in 1993 to 85% in 1994. In the third quarter of the previous year, the Company made a provision of $1.4 million for future losses on a commercial contract in progress and recorded losses on its 727 and 737 commercial contract redeliveries due to labor and material cost overruns. These events increased the gross margin to 86% in the third quarter of 1993 as compared to 80% in the second quarter of 1993. In the third quarter of 1994, the gross margin showed a slight improvement over the third quarter of 1993. The third quarter of 1994 was negatively impacted by the aforementioned reduction in U.S. Government sales and increased labor costs on the KC-135 contract due principally to the disruption of scheduled work flow which occurred as a result of the lack of government furnished material. The quarter was also affected by recorded losses on 727 conversion redeliveries, a provision for anticipated losses for 727 conversion ships under contract and recorded losses incurred at the Company's aircraft maintenance facility in Copenhagen, which began operations in May of 1994. The negative impact of these events was partially offset by the aforementioned additional $1.4 million of claim revenue recorded in the third quarter.

Selling, general and administrative expense decreased slightly from the third quarter of 1993 to the third quarter of 1994 but increased as a percentage of sales from 9.0% in 1993 to 10.0% in 1994.

Research and development expense increased approximately $0.1 million from the third quarter of 1993 to the third quarter of 1994, as efforts were increased on both aircraft modification and aerial tow target programs.

Interest expense decreased $0.7 million from $1.5 million in 1993 to $0.8 million in 1994. In 1993, the value of the common stock purchase warrant held by Bank of America was deemed to have increased $0.5 million in the third quarter which resulted in a $0.5 million increase to interest expense. The deemed value of the common stock purchase warrant remained constant in the third quarter of 1994. Aside from the valuation of the stock warrant, other interest expense declined $0.2 million as a result of the pay down of outstanding debt, offset by an increase in interest rates. The Company paid $2.0 million in principal against its Term Credit facility in the third quarter of 1994. The effective average interest rate in the third quarter of 1994 on the Term Credit facility and the Revolving Credit facility was 7.17% versus 6.12% for the third quarter of 1993.

The Company booked $0.1 million of state and federal income tax expense in the third quarter of 1994 which was offset by a $0.1 million 1993 state refund.

Nine months ended September 30, 1994
Versus nine months ended September 30, 1993

Revenues for the first nine months of 1994 decreased 16%, from $128.7 million for 1993 to $107.7 million for 1994. Government sales decreased 16% in the first nine months, from $88.0 million in 1993 to $73.7 million in 1994. Commercial sales also decreased 16% in the first nine months, from $40.7 million in 1993 to $34.0 million in 1994.

The decrease in government sales was due primarily to a decrease in the redelivery of KC-135 and C-130 aircraft. There were fifty-one KC-135 redeliveries in the first nine months of 1993 versus forty redeliveries in 1994. Three of the forty redeliveries in 1994 were partial redeliveries and they have been accounted for on a percentage of completion basis. The aircraft were partially redelivered due to work stoppage which occurred as a result of the lack of government furnished material.

Thirty C-130 drop-in aircraft and twelve C-130 PDM aircraft were redelivered in the first nine months of 1993 compared with twenty-four drop-in aircraft and six PDM aircraft redeliveries in 1994. Additionally, government sales declined due to reduced volumes under the KC-135 boom contract, reductions on the U.S. Navy H-2 helicopter contract and the cessation of the Bergstrom AFB GO-CO contract in June of 1994.

As noted above, these decreases in government sales were partially offset by $3.5 million of revenue recorded in the first nine months of the year in anticipation of settlement of a contract claim (see
Note 5 to the Consolidated Financial Statements). The claim, which has been certified by the Company and submitted to the U. S. Government, is for equitable adjustment of the cost effect of late delivery of government-furnished materials on the KC-135 PDM program. The Company recorded $2.1 million of claim revenue in the second quarter and an additional $1.4 million of revenue in the third quarter due to refinement of the cost data supporting the original claim as well as inclusion of ships redelivered in July of 1994. The Company's position, based on advice of outside legal counsel specializing in government procurement law and independent management consultants, is that the grounds for the claim are legally and factually sound and that recovery is substantially probable. The Company has recorded appropriate reserves against the claim, and has only considered the cost impact of ships redelivered to the government through July 31, 1994. At this time, the Company cannot estimate the length of time that will be required to resolve the claim. Should the Company not ultimately receive an equitable adjustment from the claim, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $3.5 million.

The aforementioned decrease in government sales was also partially offset by an increase in revenue generated by the Company's Space Vector Corporation, which develops and manufactures rocket launch vehicles and guidance systems for the U.S. Government and foreign and commercial customers.

The decline in commercial sales was due primarily to a decrease in the redelivery of 737 cargo conversion aircraft and to lower revenues from the Clearwater, Florida facility, which resulted from actions taken in the second quarter of 1994. There were ten 737 redeliveries in the first nine months of 1993 compared with five such redeliveries in the same period of 1994. The decrease in commercial sales was partially offset by revenue generated at the Company's aircraft maintenance facility in Copenhagen, which began operations in May of 1994 and by the redelivery of five 727 conversions in 1994 versus four such conversions in 1993.

The ratio of cost of sales ($92.3 million in 1994; $106.8 million in 1993) to net sales ($107.7 million in 1994; $128.7 million in 1993) increased from 83% in 1993 to 86% in 1994. The resultant decrease in gross profit is attributable to the aforementioned reduction in government sales, increased labor costs on the KC-135 contract due principally to the disruption of scheduled work flow which occurred as a result of the lack of government furnished material and an increase in overhead costs as a percentage of sales. Further, the Company recorded losses on its 727 conversion redeliveries, provided for anticipated losses on 727 conversion ships under contract and recorded losses incurred at the Company's aircraft maintenance facility in Copenhagen which began operations in May of 1994. The negative impact of these events was partially offset by the aforementioned $3.5 million of claim revenue recorded in the first nine months of the year.

Selling, general and administration expense decreased from the first nine months of 1993 to the first nine months of 1994 but increased as a percentage of sales from 9.0% in 1993 to 10.0% in 1994.

Research and development expense increased approximately $0.4 million from the first nine months in 1993 to the first nine months in 1994 as efforts were increased on both aircraft modification and aerial tow target programs.

Interest expense decreased $2.0 million from $4.5 million in 1993 to $2.5 million in 1994. In 1993, the value of the common stock purchase warrant held by Bank of America was deemed to have increased $1.5 million which resulted in a $1.5 million increase to interest expense. The deemed value of the common stock purchase warrant remained constant in the first nine months of 1994. Aside from the valuation of the stock warrant, other interest expense declined $0.6 million as a result of the pay down of outstanding debt, offset by an increase in interest rates. The Company paid $6.0 million in principal against its Term Credit facility in the first nine months of 1994. The effective average interest rate in 1994 on the Term Credit facility and the Revolving Credit facility was 6.80% versus 6.23% for 1993.

The Company booked $0.2 million of state and federal income tax expense in the first nine months of 1994 which was offset by $0.1 million of 1993 state refunds versus $0.2 million of state and federal income tax expense in the first nine months of 1993. A net deferred tax asset of $2.8 million was recorded in the fourth quarter of 1993 as a result of the net change in the valuation allowance related to benefits arising from loss carryforwards. Approximately $8.2 million of future taxable income will have to be generated to realize the deferred tax asset. The Company believes that future levels of pretax earnings for financial reporting purposes will be sufficient to generate $8.2 million of future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital decreased $12.1 million in the first nine months of 1994, from $23.1 million at December 31, 1993 to $11.0 million at September 30, 1994, principally due to the pending maturity of the first installment of principal due on the Company's Senior Subordinated Loan equal to $5.0 million (see Note 4 to the Consolidated Financial Statements). Additionally, accounts receivable decreased $2.6 million, inventories decreased $2.1 million and accounts payable and accrued expenses increased $3.3 million. As a result, the current ratio decreased from 1.85 at December 31, 1993 to 1.31 at September 30, 1994.

Net income decreased $2.6 million for the first nine months of 1994 as compared to the first nine months of 1993. However, net cash provided from operating activities increased $2.4 million, from a net cash provided position of $5.8 million in 1993 to a net cash provided position of $8.2 million in 1994. This disparity in net income versus net cash primarily resulted from the change in accounts receivable, inventory and accounts payable and accrued expenses for each year.

Accounts receivable, excluding the provision for losses on receivables, decreased $2.5 million in the first nine months of 1994 compared to an increase of $2.4 million in 1993, due to the reduction of aircraft redeliveries under both government and commercial aircraft maintenance and modification programs in 1994.

Inventory, excluding reserves for estimated losses on contracts in progress, decreased $1.7 million in the first nine months of 1994 due to an increase of $3.2 million in customer financed progress payment balances, and a $1.2 million decrease in raw material, offset by a $2.8 million increase in work in process. Inventory increased $4.5 million in the first nine months of 1993 due to a reduction of $11.5 million in customer financed progress payment balances offset by a $6.7 million reduction in work in process. The progress payment balance decreased in the first nine months of 1993 due to the large number of aircraft redeliveries on both government and commercial contracts.

Accounts payable and accrued expenses increased $3.3 million in the first nine months of 1994 primarily due to an increase in vendor payables of $2.7 million and an increase of $0.7 million in accrued holiday pay. Accounts payable and accrued expenses increased $1.9 million in the first nine months of 1993 primarily due to a $1.5 million increase in vendor payables, a $1.5 million increase in accrued wages and a $1.0 million increase in holiday pay, offset by a decrease in unearned customer deposits of $2.3 million.

The other principal components of cash flow from operating activities in the first nine months of 1994 that had a favorable impact on cash flow were a $2.1 million charge for depreciation and amortization and a provision for contract losses of $1.5 million. The charge for depreciation and amortization decreased $0.6 million from the first nine months of 1993 due to a $2.7 million reduction in intangibles that was recorded in the fourth quarter of 1993 in accordance with SFAS No. 109 Accounting for Income Taxes (see note 8, Income Taxes, in the Company's 1993 10-K).

The principal components of cash flow from operating activities in the first nine months of 1994 that had an unfavorable impact on cash flow were the recording of a $3.5 million long term unbilled receivable in connection with the aforementioned claim for the cost effect of late delivery of GFM, a $0.7 million increase in prepaid expenses, a $0.4 million utilization of contract loss reserves and a $0.2 million increase in intangible assets.

The Company utilized $7.5 million of its $8.0 million Revolving Credit facility at September 30, 1994 versus $6.8 million at December 31, 1993. The Company used its cash provided from operating activities and $0.7 million from the Revolving Credit facility to fund $6.0 million in principal payments on the Term Credit facility in the first nine months of 1994 as well $0.3 million for payments on various capital leases. The Company also expended $1.6 million for capital items and reduced its cash overdraft by $0.8 million.

Consolidated indebtedness at September 30, 1994 is $32.2 million versus $37.4 million at December 31, 1993. Although the Company remains highly-leveraged, management believes that, due to its positive long-term business outlook and expected cash flows, it will continue to have sufficient internal and external resources to meet its current and future obligations and to accommodate growth in its business. The company has applied for several operating and capital lease lines of credit, and it is currently seeking renewal/replacement financing for its Revolving Credit, Term
Credit and Senior Subordinated loan facilities.  As addressed in
Note 4 to the Consolidated Financial Statements, the Company may extend the final maturity date for its Revolving Credit facility and Term Credit facility to March 31, 1996. The Company has assumed such an extension in its classification of the maturity of its debt at September 30, 1994.

At September 30, 1994, the Company may be deemed to have been in violation of certain restrictive financial tests required by its bank credit agreements with respect to its ratio of debt to net worth. The Company has informed its lender of the violations and will be negotiating with the lender for a waiver of these violations. No default notice has been issued. Based upon the fact that the Company has met all of its debt service obligations to date, the Company expects the current violations to be waived. Accordingly, the Company has classified indebtedness with stated maturities, including extensions, of over one year, as long-term.

BACKLOG

The following table presents the Company's order backlog (in thousands of dollars) at September 30, 1994 and 1993:

                                1994           1993
     U.S. Government          $125,680       $129,780
     Commercial               $ 58,181       $ 59,735
     Total                    $183,861       $189,515

At both September 30, 1994 and September 30, 1993, U.S. Government backlog accounted for approximately 68% of total backlog while commercial backlog was approximately 32%. The backlog for the U.S. Government decreased $4.1 million from the first nine months of 1993 to the first nine months of 1994, primarily due to a decrease of $16.7 million in C-130 backlog and an $8.2 million decrease in backlog for the Company's Space Vector subsidiary, offset by an increase of $20.8 million in KC-135 orders. Commercial backlog decreased slightly by $1.6 million. The primary changes in the commercial backlog were an increase of $7.8 million in 727 conversion orders offset by a decrease of $3.6 million in the 737 conversion backlog and a decrease of $5.8 million on miscellaneous maintenance and modification orders.

Approximately $19.6 million of the 1994 commercial backlog and $22.1 million of the 1993 commercial backlog included above may not be considered firm as it includes maintenance and modification work to be performed on optional aircraft. Approximately $70.9 million of 1994 U.S. Government backlog and $72.3 million of 1993 U.S. Government backlog included above are firm orders that have not yet been funded. Of the $70.9 million firm but unfunded 1994 U.S. Government backlog, $52.0 million is for the first year of the new contract for programmed depot maintenance of KC-135 aircraft. The KC-135 contract was awarded in August of 1994 and has six option years with an estimated backlog value of $226.5 million which is not included in the above figures. Approximately $18.2 million of the $70.9 million of 1994 U.S. Government firm but unfunded backlog relates to the Company's Space Vector subsidiary. Additionally, the Company has approximately $11.0 million of firm but unfunded backlog associated with follow-on years of the C-130 contract which is not included in the figures cited above.

While the Company considers its backlog position to be strong, the Company continues to make every effort to maintain market share. Management believes that recent trends of declining air passenger and cargo traffic volume have bottomed out and that the industry is poised for positive growth in both passenger and cargo volume. As cargo volume rises, and excess capacity is utilized, cargo carriers will look for additional capacity which should have positive implications for the Company's primary commercial businesses.
Recent negative financial results by commercial carriers in the air passenger market are causing many carriers to re-evaluate their in-house maintenance philosophy. Accordingly, management believes that an opportunity also exists to increase the Company's share of this business.

The decline in defense spending by the U.S. Government is expected to have mixed implications for the Company. Reduced fleet size and fewer new aircraft development projects will be offset by the need to keep older aircraft in operation. Nevertheless, the competitive nature of the Company's industry requires constant evaluation of production efficiency and pricing in both the government and commercial markets. The company knows of no current or foreseeable trend which will diminish its market share for any of its principal products or services.

CONTINGENCIES

As previously discussed above and in Note 5 to the Consolidated Financial Statements, a denial of the Company's claim for equitable adjustment from the U.S. Government for the cost impact of late delivery of government furnished material on its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $3.5 million.

Secondly, the Registrant has a defined benefit pension plan which covers substantially all employees at its Birmingham, Dothan and Leeds, Alabama facilities. Under FASB Statement of Financial Accounting Standards (FAS) 87, Employers' Accounting for Pensions, an additional liability is recognized when the unfunded accumulated benefit obligation (the excess of accumulated benefits over the fair value of plan assets) exceeds the balance sheet liability for accrued pension costs. The offset to this additional liability is an increase in intangibles to the extent of unrecognized prior service cost and a reduction to stockholders' equity. The Company recorded at December 31, 1993 a $9.8 million liability offset by a $5.1 million intangible asset and a $4.7 million charge to stockholder's equity. Depending primarily on the investment performance of its pension plan assets and prevailing interest rates, the Company could be required to record an additional minimum liability and an additional charge to equity at December 31, 1994. An evaluation to determine such adjustments cannot be accurately performed until December 31, 1994.




                       PRECISION STANDARD,INC.

                          OTHER INFORMATION

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

          (At September 30, 1994 the Company may be deemed to have been in violation of certain restrictive financial tests required by its bank credit agreements with respect to the ratio of debt to net worth. The Company has informed its lender of the violations and will be negotiating with the lender for a waiver of these violations. No default notice has been issued. Based upon the fact that the Company has met all of its debt service obligations to date, the Company expects the current violations to be waived. Accordingly, the Company has classified indebtedness with stated maturities, including extensions, of over one year as long-term.)

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          None


                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRECISION STANDARD, INC.



Date:         11/17/94             By:  /s/ Matthew L. Gold
                                        Matthew L. Gold
                                        Chairman, President and
                                        Chief Executive Officer




Date:         11/17/94             By:  /s/ Walter M. Moede
                                        Walter M. Moede
                                        Executive Vice President
                                        & Chief Financial Officer