Form 10-K/A
PRECISION STANDARD INC
filed 1995-03-31
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

          Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the twelve months ended
                        December 31, 1993

                   Commission File No. 0-13829

                    PRECISION STANDARD, INC.
      Exact name of Registrant as specified in its Charter

           Colorado                        84-985295
State of other jurisdiction of I.R.S. Employer Identification No.
 incorporation or organization

            One Pemco Plaza
           1943 50th Street
         Birmingham, Alabama                 35212
Address of principal executive offices      Zip Code

Registrant's telephone number, including area code:  (205) 591-3009

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.0001 par value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  x    No

     The aggregate market value of the Common Stock held by non-affiliates on February 28, 1994 was approximately $13,882,000.

     The number of shares of the Registrant's Common Stock outstanding as of February 28, 1994 was 12,341,202.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1993) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
Yes         No


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10-K for the period ended December 31, 1993, as set forth below:

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     C.   Exhibits.

          2     Not applicable.

          3.1   Amended and First Restated Articles of
Incorporation of the Registrant.  (1)

          3.2   Amended and First Restated Bylaws of the
Registrant.  (1)

          3.3 Articles of Amendment to the Articles of Incorporation. (2)

          4.1   Asset Sales and Purchase Agreement dated July 19,
1984, among Monarch Equities, Inc., Pemco Engineers, Inc.,
Robert D. Lang, Georgia L. Lang and Monarch Aviation, Inc.  (3)

          4.2   Promissory Note dated July 17, 1987, from
Monarch Equities, Inc., to Pemco Engineers, Inc.  (3)

          4.3   Credit Agreement among Precision Standard, Inc.,
the Lenders Named Herein and Bank of America National Trust and
Savings Association, Agent, dated September 5, 1988.  (1)

          4.4   Amended and Restated U.S. $10,000,000 Senior
Subordinated Loan Agreement dated as of September 9, 1988, among
Precision Standard, Inc., as Borrower, and the Financial
Institutions listed on the Signature Pages hereof as Lender.  (1)

          4.5   Amended and Restated Credit Agreement among
Precision Standard, Inc., the Lenders Named Herein and Bank of
America National Trust and Savings Association, Agent, dated
November 30, 1988.  (1)

          4.6   First Amendment to Amended and Restated Credit
Agreement dated as of June 14, 1989.  (1)

          4.7   First Amendment to Amended and Restated Senior
Subordinated Loan Agreement dated June 14, 1989.  (1)

          4.8   Specimen Certificate for Common Stock.  (4)

          Pursuant to Paragraph (b)(4)(iii) of Item 601 of Regulation S-K, the Registrant has not filed certain instruments with respect to other long-term debt of the Registrant or its consolidated subsidiaries. Copies of such documents will be furnished to the Commission upon request.

          9     Not applicable.

          10.1  Sale of Assets Agreement dated June 2, 1986 among
Monarch Equities, Inc., Pemco Engineers, Inc., Monarch Aviation,
Inc., Rolando Sablon and Matthew Gold.  (3)

          10.2  Amendment to Sale of Assets Agreement and Closing
Statement dated June 3, 1986, among Monarch Equities, Inc., Pemco
Engineers, Inc., Monarch Aviation, Inc., and SG Trading Corp.  (3)

          10.3  Assignment and Assumption Agreement executed
July 30, 1987, effective June 4, 1986, between SG Trading Corp. and Matthew Gold. (3)

          10.4 Purchase Agreement dated December 31, 1986, between the Registrant and Matthew Gold. (3)

          10.5  Purchase Agreement executed August 6, 1987,
effective April 30, 1987, between the Registrant and Matthew Gold.
(3)

          10.6  Contract No. N68520-87-0007 between Monarch
Aviation, Inc., and the United States Navy.  (3)

          10.7 Novation Agreement between Monarch Aviation, Inc., and the Registrant dated August 6, 1987. (5)

          10.8  Lease dated November 1, 1986, between Monarch
Properties and Pemco Engineers, Inc.  (3)

          10.9  Amended and Restated Incentive Stock Option and
Appreciation Rights Plan.  (6)

          10.10 Amended and Restated Nonqualified Stock Option
Plan.  (6)

          10.11 Amended Executive Employment Agreement between the Registrant and Walter M. Moede effective June 1, 1993, as amended
March 11, 1994.

          10.12 Amended Executive Employment Agreement between the Registrant and Matthew L. Gold effective June 1, 1993, as amended
March 11, 1994.

          10.13 Executive Employment Agreement between the
Registrant and C. Fredrik Groth effective June 1, 1993.

          12    Not applicable.

          13    Not applicable.

          16    Not applicable.

          18    Not applicable.

          21    Subsidiaries of the Registrant.  (7)

          22    Not applicable.

          23    Consent of Coopers & Lybrand to the incorporation
by reference of their report in Registrant's Form S-8 Registration Statement (File No. 33-34206).

          24    Not applicable.

          27    Not applicable.

          28    Not applicable.

          29    Not applicable.
____________________

(1) Filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated by reference herein.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 dated June 1, 1994, and incorporated by reference herein.

(3) Filed as exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1987, and incorporated by reference herein.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1988, and incorporated by reference herein.

(6)  Filed as exhibits to the Registrant's Definitive Proxy
     Statement for the 1994 Annual Meeting of Shareholders, and incorporated by reference herein.

(7) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


Date:  March 29, 1995          PRECISION STANDARD, INC.



                                 By: /s/Matthew L. Gold
                                    Matthew L. Gold
                                    Chairman, President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date:  March 29, 1995           By:  /s/Walter M. Moede
                                    Walter M. Moede
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)