Form 10-K
period 1994-12-31
PRECISION STANDARD INC
filed 1995-04-17
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the twelve months ended
                        December 31, 1994

                   Commission File No. 0-13829

                     PRECISION STANDARD, INC.
       Exact name of Company as specified in its Charter

          Colorado                         84-0985295
State of other jurisdiction of   I.R.S. Employer Identification No.
incorporation or organization

          One Pemco Plaza
          1943 50th Street
          Birmingham, Alabama                 35212
Address of principal executive offices       Zip Code

Company's telephone number, including area code:  (205) 591-3009

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $.0001 par value
                        (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x    No

     The aggregate market value of the Common Stock held by non-affiliates on February 28, 1995 was approximately $7,891,999.

     The number of shares of the Company's Common Stock out-standing as of February 28, 1995 was 12,344,291.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1994) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes No



                     FORM 10-K ANNUAL REPORT

              TWELVE MONTHS ENDED DECEMBER 31, 1994

                    PRECISION STANDARD. INC.


PART I

          Item 1.     Business..............................
          Item 2.     Properties............................
          Item 3.     Legal Proceedings.....................
          Item 4.     Submission of Matters to a Vote of
                      Security Holders......................

PART II

          Item 5.     Market for Company's Common
                      Equity and Related Stockholder
                      Matters...............................
          Item 6.     Selected Financial Data...............
          Item 7.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.........................
          Item 8.     Financial Statements and
                      Supplemental Data.....................
          Item 9.     Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure..................

PART III

          Item 10.    Directors and Executive
                      Officers of the Company...............
          Item 11.    Executive Compensation................
          Item 12.    Security Ownership of
                      Certain Beneficial Owners
                      and Management........................
          Item 13.    Certain Relationships and
                      Related Transactions..................
PART IV

          Item 14.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K.....

SIGNATURES            ......................................







                             PART I

Item 1.  Business.

GENERAL

     Precision Standard, Inc. ("the Company") is a diversified company composed of the following wholly-owned subsidiaries and divisions: (a) The Aeroplex Group of Pemco Aeroplex, Inc. (the "Aeroplex") which maintains and modifies large transport aircraft for the U.S. Government and foreign and commercial customers, (b) Pemco World Air Services, A/S which maintains and modifies large transport aircraft for foreign and commercial customers, (c) Hayes Targets Division of Pemco Aeroplex, Inc. (the "Targets Division") which designs and manufactures aerial target systems for domestic and foreign military customers, (d) Space Vector Corporation ("Space Vector" or "SVC") which develops and manufactures rocket launch vehicles and guidance systems for the U.S. Government and foreign and commercial customers, (e) Pemco Engineers Aircraft Cargo Systems Division (the "Aircraft Cargo Systems Division") which designs and manufactures aircraft cargo handling systems, (f) Pemco Engineers Springs and Components Division which designs and manufactures precision springs and components, (g) Pemco Air Support Services, Inc. ("PASS") which sells parts for large transport aircraft and provides support of aircraft which have been converted or modified by its affiliates and (h) Pemco Nacelle Services, Inc. ("Nacelle") which maintains and overhauls engine nacelles and thrust-reversers for large jet transport aircraft.

SIGNIFICANT DEVELOPMENTS

Award of KC-135 Aircraft Contract

     The United States Air Force awarded a contract in August of 1994 to the Aeroplex for the Programmed Depot Maintenance (PDM) of the KC-135 aircraft. The contract is expected to run for seven years and involve the maintenance of as many as 406 aircraft. The amount funded as of March, 1995 under the first year of the contract was $41.6 million. The total value of the contract over a seven year period, if fully funded, is expected to be over $254.0 million. The Company has performed Programmed Depot Maintenance on KC-135 aircraft since 1968 and has processed over 2,050 of the KC-135 aircraft.

Pemco World Air Services, A/S

     The Company contracted with Sterling Airways of Copenhagen, Denmark in May of 1994 for the lease of Sterling's 180,000 square foot aircraft maintenance center at Copenhagen Airport. The Company's Copenhagen operation is registered as a Danish limited company and operates under the name Pemco World Air Services, A/S ("PWAS"). The agreement with Sterling entitles PWAS to use of existing tools and equipment and appoints PWAS as Sterling's consignment distributor for all rotables, spares, consumables and raw materials. Additionally, the agreement grants PWAS an option to purchase the hangars which are situated on ground leased from the airport and entitles PWAS to use of all of Sterling's service data, manuals, technical materials and related information.

     The wide-body facility in Copenhagen, which is approved by the Joint Aviation Authority of the European Community ("JAA") and the Federal Aviation Administration ("FAA") as a Part 145 repair station, offers the full range of quality products and services available at the Company's North American facilities. These products and services include maintenance checks, aging aircraft inspections and repairs, the repair and overhaul of aircraft components, passenger-to-Quick Change conversions and passenger-to-freighter conversions.

Realignment of Operating Units

     In September of 1994, the Company reallocated its management resources and realigned its operating units into four groupings:
(a) the Commercial Aircraft Maintenance and Modification Group, which began operating under the name Pemco World Air Services in August of 1994 and includes the Dothan Division of the Aeroplex and Pemco World Air Services, A/S; (b) the Government and Military Aircraft Services Group which operates as the Birmingham Division of the Aeroplex; (c) the Manufacturing and Overhaul Group which includes the Aircraft Cargo Systems and Springs and Components Divisions of Pemco Engineers, Pemco Nacelle Services, Inc., the Targets Division and Space Vector Corporation; and (d) the Aviation Support Services Group which operates as PASS.

Joint Aviation Authority Approvals

     In 1994 the Joint Aviation Authority of the European Community granted authority to the Aeroplex for the performance of maintenance and modification work on aircraft which are registered under JAA authority and operated throughout the world. JAA approval was also granted to the Company's Aircraft Cargo Systems Division for the manufacture of all aircraft cargo handling systems, laminated panels and related spares and to the Company's Pemco Nacelle Services subsidiary for the maintenance and overhaul of engine nacelles and thrust reversers for European-operated aircraft. The JAA approvals enhance the Company's expansion in the global marketplace allowing the Company to utilize full U.S. and European authority on all of the Company's aircraft maintenance, modification and manufacturing products and services.

Relocation of Pemco Nacelle Services, Inc.

     The Company anticipates relocating Pemco Nacelle Services, Inc. to its Clearwater facility in the second quarter of 1995 in order to accommodate the current and anticipated needs of Pemco Nacelle. The Clearwater facility also houses the PASS aircraft parts distribution center. Earlier, the Company suspended its aircraft maintenance operations at the facility to adjust its staffing to current work levels.

PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance and Modification

General

     The Aircraft Maintenance and Modification services offered by the Company provide a skilled work force and a large, permanent engineering, design and analysis staff. This comprehensive staff performs custom airframe design and modification functions and offers complete airframe maintenance and repair services together with technical publication and reprographic capabilities. The Company's work force and engineering staff are capable in all aspects of aerodynamics, propulsion, fluid mechanics, flight operations, fuel and induction systems, controls, communications, radar, instrumentation and support research and development functions. The Company's reprographic capability includes photographic enlargement, negative, mylar photomural and film positive products, xerographic reproduction, and such other support functions as fomecore mounting, binding, microfilming and video inventorying of aircraft input for production.

     The principal services performed under contract are Programmed Depot Maintenance, commercial "C" and "D" checks, overhaul and modification of fixed and rotary wing aircraft, passenger-to-freighter conversions, passenger-to-Quick Change conversions, aircraft strip and paint, component overhaul, rewiring, military landing gear overhaul, parts fabrication and engineering support. The Company maintains its own hydraulic and sheet metal machine shops to satisfy all of its hydraulic test and assembly needs and to fabricate, repair and restore parts and components for aircraft structural modification. The Company also performs in-house, heat-treatment work on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories.

     The Company has produced quality maintenance and modification work on a wide variety of aircraft over the past 43 years, including C-130, KC-135, B-757, B-747, B-737, B-727, B-707, DC-8,
DC-9, C-9, P-3, T-34, A-300, BAE-146 and U.S. Navy H-2 helicopters.

C-130

     The Company has performed Programmed Depot Maintenance on the U.S. Air Force C-130 Hercules aircraft continuously since 1965.
The C-130 is a four engine, turboprop military cargo aircraft built by Lockheed since the mid 1950's. There are more that 700 C-130 aircraft in the U.S. military fleet and this aircraft is expected to remain an integral part of the U.S. Air Force transport fleet through the mid 2010's. In addition to the C-130 PDM contract, the Company has performed modification work for the U.S. Air Force under a C-130 wing retrofit contract. In total, the Company has processed over 3,100 C-130 aircraft.

     The U.S. Air Force awarded a five year contract to the Company for the maintenance of C-130 aircraft in 1991. The contract expires in 1996 at which time the Company intends to vigorously pursue its re-award.

KC-135

     The Company first performed Programmed Depot Maintenance on the U.S. Air Force KC-135 aircraft in 1968, and has since processed over 2,050 of the aircraft. There are approximately 740 KC-135 aircraft in the U.S. military fleet, and this aircraft is expected to remain operational beyond the year 2020. In addition to the KC-135 PDM contract, the Company has performed major KC-135 aircraft modifications including wing re-skin, major rewire, corrosion prevention control, flight director, auto pilot, and fuel savings advisory system modifications.

     In August of 1994, the United States Air Force awarded the Company a new contract for Programmed Depot Maintenance of KC-135 aircraft. The contract is expected to run for seven years and involve the maintenance of as many as 406 aircraft. In October of 1994, the Air Force awarded approximately $38.0 million of work for the first fiscal year under the contract. This annual award does not include amounts for "drop-in" aircraft or additional work of a non-routine nature which is funded on a case-by-case basis. The amount funded as of March, 1995 under the first year of the contract had increased to $41.6 million. The total value of the contract over a seven year period, if fully funded, is expected to be over $254.0 million.

     The current contract follows a five year contract awarded in 1990. The total funding on the prior five year contract was approximately $261.0 million.

     Most major government aircraft maintenance and modification programs are awarded for a one year term with optional follow-on years. The awards are generally fixed price contracts which also provide the opportunity for additional work to be done on a time and materials cost basis. The Company aggressively pursues this market by remaining in close contact with the various planning and procurement agencies of the U.S. Government and foreign services and following new and revised programs from the early program definition stage through the final contract award. Potential commercial programs are followed in a similar manner through close and continued contact with airlines, cargo carriers and leasing companies.

     The Aircraft Maintenance and Modification service is performed at the Birmingham and Dothan Divisions of the Aeroplex and at Pemco World Air Services, A/S in Copenhagen, Denmark. Each of these facilities is an FAA and JAA approved Repair Station which employs Designated Engineering Representatives ("DERs"). DERs are design and engineering personnel certified by the FAA, thus permitting the Company to design certain systems without individual FAA approval.

     The Company's principal customers for its Aircraft Maintenance and Modification service are the United States and foreign armed services, commercial air carriers (both domestic and foreign, passenger and cargo) and aircraft leasing companies. The Company markets its products and services in the United States, Europe, Scandinavia, Africa, the Middle East and the Commonwealth of Independent States (CIS).

     The Company's competition in the United States consists mainly of other independent, unlimited repair stations and modifications centers. There are approximately 10-15 such facilities in the United States, ranging from $1 million to $150 million in revenue, which compete with the Company for business in this approximately $2.0 billion industry. However, most of the Company's domestic competitors tend to specialize in particular portions of the aircraft while the Company focuses on total airframe repair, maintenance and conversion. Outside of the United States, the majority of the Company's competitors are affiliated with an airline. The Company's competition for its conversion products resides in the United States and in Israel.

The Company considers its competitive strengths to be its engineering capability, trained labor force, substantial capacity and strong customer base. Additionally, the Company believes itself to be the first U.S. independent operator to have established a base in Europe. This will allow the Company to expand its relationships with aircraft leasing companies and to offer its conversion products and support capabilities to leasing companies' fleets on two continents simultaneously.

Supersonic and Subsonic Aerial Tow Targets and Wing Tip Infrared
Pods

     The Company designs and manufactures supersonic and subsonic aerial tow targets and wing tip infrared pods. The family of low cost, high speed targets is known as the Hayes Universal Tow Target System (HUTTS). The targets can be flown from any commercial or military aircraft capable of carrying external stores as well as from most drone aircraft. The targets are available in various detection configurations: 1) visual smoke 2) visual light 3) infrared (simulates a jet aircraft engine) 4) radar and 5) visual fiber streamer. A maneuvering tow target and a low altitude sea-skimming target are also available in each of the above configurations. The various targets and equipment associated with the HUTTS are fully-developed and operational in the U.S. military services and in the services of many foreign countries.

     The infrared wing tip pods are utilized on sub and full scale drones or droned excess military aircraft. Hayes Targets has supplied 100% of infrared augmentation for the U.S. Air Force for the last 20 years. Hayes Targets is presently designated as an Air Force "Blue Ribbon Contractor".

     The targets and pods are produced by the Company's Targets Division at Leeds, Alabama. The principal markets for the targets are the U.S. armed forces as well as markets in Europe, the Middle East, Australia and South America. The Company's competition consists of one competitor on the west coast of the United States and two foreign entities. The Company considers its competitive strength in this market to be its innovative engineering capabilities and superior product performance.

Space Vehicles and Support Systems

     The Company maintains a large research, development and engineering staff dedicated to the design and manufacture of space related systems such as sounding rockets, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. The staff serves in the capacity of a subcontractor in most large U.S. Government Department of Defense programs. The staff has prime contracts with NASA in support of space science and does a limited amount of commercial space work.

     The Company's largest contract in this arena is the HERA program which will provide realistic ballistic targets for Theater Missile Defense (TMD) interceptor deployment. The HERA program, initiated in 1992, provides for twenty-five target vehicles to be utilized during interceptor testing of various TMD systems through the year 1997. Options to provide an additional fifty target vehicles to continue Army testing and to accommodate Air Force and Navy TMD missions through the year 2000 are part of the long-range HERA program. The initial demonstration flight test vehicle is scheduled for launch in April 1995 with the first target mission scheduled for July 1995. The HERA program is sponsored by the U.S. Army Space and Strategic Defense Command. Its contractor team is comprised of Coleman Research Corporation as the system prime contractor, Space Vector Corporation as the booster subcontractor, and Aerotherm Corporation as the ballistic reentry target subcontractor.

     This product line is produced by the Company's Space Vector subsidiary, which is located at Chatsworth, California with a satellite office at Fountain Valley, California. The Company's principal markets for its space and missile products are the U.S. Government, prime contractors to the U.S. Government, and the scientific community in general. The Company's competition ranges from very small organizations for the component subsystems to major corporations for the design and manufacture of spacecraft and launch vehicles. The Company considers its competitive strength to be its technical and managerial competence. The Company's contracts are awarded in accordance with the government's competitive bidding practices.



Cargo Handling Systems

     The Company designs and manufactures on-board cargo-handling systems for all types of large transport aircraft, including B-747, B-727, B-737, DC-8, DC-9/C-9B, DC-10/KC-10, L-1011, L-100 and
L-188, and certain other military aircraft. Robotics and fully-computerized machinery are used to produce a wide variety of aircraft cargo handling systems as well as individual parts used in the Company's proprietary systems and in other systems. These cargo systems represent state-of-the-art technology in their design, efficient use of floor space and maximum strength, with a minimum of added weight. The systems meet all of the FAA and JAA Quality Assurance Standards, MIL-I and MIL-Q qualifications as required.

     This product line is produced by the Company's Pemco Engineers Aircraft Cargo Systems Division located at Corona, California. The Company's principal markets for the cargo handling system are all major United States and foreign airlines and aircraft manufacturers. The Company has approximately eight competitors and considers its strength in this industry to be its innovation, quality and response time.

Precision Springs and Components

     The Company manufactures precision springs and components and employs custom design, tooling and precision stamping in the production of these high tolerance parts. The springs and components are used in a variety of industrial, commercial and residential applications.

     This product line is produced by the Company's Pemco Engineers Springs and Components Division. This division is also located at Corona, California and shares state-of-the-art equipment with Pemco Engineers Aircraft Cargo System Division. The Company markets its precision springs and components to a wide range of manufacturers in numerous industries. There are approximately 500 manufacturers of springs and components in the United States making it a $1 billion industry. The Company's competitors range in size from "single-machine" shops to companies with revenues exceeding $20 million. Most of the competitors, however, produce a broader mix of products while the Company focuses on the manufacture of precision springs and components.

Parts Support and Component Overhauls

     The Company's Parts Support and Component Overhaul service provides a comprehensive source for aircraft spares and component overhauls. The Company uses its inventory and on-line tracking and sales system to provide support to the cargo conversion customers of Pemco World Air Services as well as to users and owners of a wide range of commercial and military aircraft. This service provides the Company's customers with the capability of locating spare parts virtually anywhere in the world, an inventory of critical spare parts for the Company's conversion programs and 24 hour "Aircraft on Ground" service.

     This service is provided by Pemco Air Support Services, Inc. ("PASS"). PASS has three locations. PASS facilities at Birmingham, Alabama and Clearwater, Florida serve North and South America as well as the Pacific Rim. The PASS facility in Copenhagen, Denmark serves Europe, Africa, and the Middle East. The Company markets its parts support and component overhaul service to commercial carriers worldwide as well as to foreign armed services.

     In the area of supporting and selling the Company's designed and manufactured parts, the Company often benefits from a captive market situation. In the second area of competition, which is the brokerage of non-proprietary parts, the industry is comprised of several large companies and as many as a thousand smaller companies. While the Company is still a small player in this market segment, its goal is to market quality products that interest the users of the Company's products, thus creating a sales synergy. To this end, the Company has obtained several European distributorships for U.S. based companies and expects to increase the number of distributorships to 15-20 over the next few years. Its future market strength will depend on the Company's ability to create innovative pricing structures, provide higher quality service and the acquisition of parts inventories or teaming arrangements upon beneficial terms.

Nacelle Overhaul and Repair

     The Nacelle Overhaul and Repair service provides a comprehensive source for the overhaul, repair and modification to nacelles and thrust reversers for engines supplied by General
Electric, Pratt & Whitney and Rolls-Royce.

     This service is provided by Pemco Nacelle Services, Inc. which is located at Leeds, Alabama. The Company markets its nacelle overhaul and repair service to commercial carriers worldwide and supports turbofan-powered aircraft manufactured by Airbus, Boeing and McDonnell Douglas. There are approximately five competitors in the United States and abroad. The Company entered this line of business in March of 1993 and plans to build its competitive strength on turnaround time, the convenience of customer exchange in lieu of repair, quality, and price.

STATUS OF NEW PRODUCTS OR SERVICES

B-737 Conversion Program

     In June of 1991, the Company completed and received a Supplementary Type Certificate (STC) for the first after-market conversion of a factory-delivered Boeing 737-300 aircraft from passenger-to-freighter or passenger-to-Quick Change configurations. (Quick Change aircraft can be used to carry either passengers or freight, thus increasing aircraft utilization and revenues.) The Company had converted twenty-nine 737-300 aircraft as of December 31, 1994.

     The Company also developed an amendment to the above STC in order to accomplish the conversion of a Boeing 737-200 aircraft from passenger-to-freighter or passenger-to-Quick Change configurations. The Company converted two 737-200 aircraft in 1994 and has eight option ships in its backlog.

B-757 Conversion Program

     In September of 1992, the Company entered into a data licensing agreement with Boeing to facilitate development by the Company of a STC for the after market conversion of Boeing B-757 aircraft from passenger-to-freighter or passenger-to-Quick Change configurations. The Company is continuing to seek a launch customer for this program.

Formation of Joint Stock Company with British Russian Aviation
Corporation (BRAVIA)

     The Company agreed in June of 1993 to form a joint stock company in cooperation with British Russian Aviation Corporation (BRAVIA) for the conversion of TU-204 passenger aircraft to freighter, Quick Change (QC) and "combi" configurations and for stripping, cleaning and painting of the aircraft. The joint stock company is to include BRAVIA shareholders, Tupolev, Aviastar and Aviation Ventures, a subsidiary of Fleming Russian Investment Corporation. No constructive progress concerning the joint stock company was made in 1994 and the Company does not foresee the venture progressing substantially in 1995.

RESEARCH AND DEVELOPMENT

     The Company charged the cost it incurred for company sponsored research and development costs, which totalled $0.8 million in 1994, $0.4 million in 1993 and $0.8 million in 1992 directly to earnings. The research and development activities in 1994 were principally in support of the Targets and Aircraft programs. In 1995, research and development costs are expected to be in the $0.5 to $1.0 million range, again principally in support of the Targets and Aircraft programs. The Company is not engaged in any customer sponsored research and development efforts.

SALES

Foreign and Domestic Operations and Export Sales

     The majority of the Company's revenues were generated in the United States and the majority of the Company's assets are located in the United States. The Company has two foreign operations, Pemco World Air Services, A/S which is registered as a Danish limited company and Pemco Air Support Services which is registered as a Danish branch of a U.S. company. These foreign operations contributed less than four percent of the Company's consolidated revenue in 1994 and own less than four percent of the Company's identifiable consolidated assets. The Company does not expect the growth rate of its foreign operations to substantially exceed the growth rate of the Company as a whole.

     The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities and its Copenhagen, Denmark facility. The Company's Targets, Space Vector and Aircraft Cargo Systems Divisions also sell in export markets. The services and products sold at the Company's U.S. locations are payable only in U.S. dollars. The Company's Copenhagen locations accept payments in Danish kroner and U.S. dollars, as well as other foreign currencies.

     The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years. (See also footnote number 13 to the accompanying financial statements of the Company which are included under Item 8 hereof):

     Product and Service Rendered       1994      1993        1992

     Aircraft Maintenance                81%       86%         85%
     and Modification

     Supersonic and Subsonic              3%        2%          4%
     Aerial Tow Targets and
     Wing Tip Pods

     Space Vehicles and                   8%        6%          6%
     Support Systems

     Cargo Handling Systems               6%        5%          5%

     Precision Springs                   <1%       <1%         <1%
     and Components

     Parts Support and Component          2%        1%         <1%
     Overhauls

     Nacelle Overhaul and Repair         <1%       <1%          0%
                                        100%      100%        100%

     Export sales                         7%       10%         15%
     -principally Europe

Major Customers

     The following table presents the percentages of total sales for the Company's largest customers for the last three fiscal years:
                                        1994      1993      1992

     U. S. Government                    66%       69%       59%
     -principally the Air
      Force, Army, Navy, and NASA

Backlog

     The following table presents the backlog (in thousands of
dollars) at December 31, 1994 and 1993:
                                        1994         1993

     U. S. Government                $113,488     $121,968
     Commercial                        59,882       52,062
     Total                           $173,370     $174,030

     For the year ending December 31, 1994, 65% of the Company's backlog was for the U.S. Government versus 70% for the year ending December 31, 1993. The backlog for the U.S. Government decreased $8.5 million from 1993 to 1994, primarily due to performance of work in 1994 under the Company's HERA contract. The HERA contract is the Company's largest contract for its Space Vehicles and Support Systems. The HERA contract backlog at December 31, 1993 was approximately $17.4 million versus $12.7 million at December 31, 1994. The Company's U.S. Government backlog also decreased due to the completion of the Company's contract at the government-owned, company-operated facility at Bergstrom U.S. Air Force Base and due to a $4.6 million reduction in C-130 orders. Partially offsetting the reduction in U.S. Government backlog is an increase of $3.5 million in KC-135 orders. Commercial backlog increased $7.8 million primarily due to the additional scheduling of 727 cargo conversion aircraft.

     Approximately $27.2 million of 1994 commercial backlog, (compared to $25.4 million at December 31, 1993) included above may not be considered firm as it includes maintenance and modification work to be performed on optional aircraft. Approximately $28.9 million of 1994 U.S. Government backlog (compared to $27.0 million at December 31, 1993) included above are firm orders that have not yet been funded. Additionally, the Company has approximately $200.0 million of firm but unfunded backlog associated with the six follow-on years of the KC-135 contract and $6.5 million associated with the final year of the C-130 contract which is not included in the figures cited above. Approximately $115.7 million of the December 31, 1994 backlog is expected to be filled in 1995.

RAW MATERIALS

     The Company purchases a variety of raw materials including aluminum sheets and plates, extrusion, alloy steel and forgings. The Company experienced no significant shortages of raw material essential to its business during 1994 and does not anticipate any shortages of critical commodities over the longer term; although, this is difficult to assess because many factors causing such possible shortages are outside its control. The Company has experienced a noticeable increase in lead times from its vendors, particularly on aluminum and extrusion orders. This could culminate in an increase in the cost of the Company's raw material purchases in 1995.

     The Company procures many components, parts and equipment items from various domestic companies. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has lessened in the past few years as additional high technology suppliers have entered the market. The Company does not believe this dependence has significance for its business as a whole; rather, any adverse consequence that might result from the failure of a sole supplier to provide a particular part would be felt on an individual contract basis.

     A significant portion of the equipment and components used by the Company in the fulfillment of its services under United States Government contracts is furnished without charge to the Company by the U.S. Government. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material would adversely affect production schedules and contract profitability. The Company has encountered late delivery of Government-furnished material (GFM) in 1993 and 1994 and as a result, has experienced a disruption in scheduled work flow. The Company has submitted a request for Equitable Adjustment to the U.S. Government for the increased costs it has incurred attributable to untimely receipt of GFM. The Company has recorded a long-term receivable and revenue equal to $3.5 million associated with this request. The Company anticipates the late delivery of GFM by the U.S. Government to continue in 1995.

PATENTS, TRADEMARKS, COPYRIGHTS AND STC'S

     The Company holds 36 FAA-issued Supplementary Type Certificates (STCs) which authorize it to perform certain modifications to aircraft. These modifications include air-stair installation and the conversion of commercial aircraft from passenger-to-freighter or passenger-to-Quick Change configurations. The STCs are applicable to Boeing 707, 727, 737, Douglas DC-6, DC-8, DC-9, and Convair 580 Series Aircraft. The Company also holds 13 STCs related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable but instead indicate an FAA acceptable procedure to perform a given air-worthiness modification.

     The Company holds 24 FAA-issued Parts Manufacturing Approvals
(PMAs) which give it authorization to manufacture parts of its own design or that of other manufacturers related to its cargo handling system. The Company holds numerous other PMAs which give the Company authority to manufacture certain parts used in the conversion of aircraft from passenger-to-freighter and passenger-to-Quick Change configurations. The Company has an intangible asset of approximately $0.2 million at December 31, 1994 related to the STCs and PMAs and will fully amortize this intangible asset over the next ten years.

     The Company holds two active utility patents and three active design patents related to the target product line. Three of the patents (one utility expiring in 2001 and two designs expiring in 1998) concern infrared augmentation. The second utility patent is a British patent (expiring in 1997) and concerns visual augmentation. The remaining design patent (expiring in 1998) concerns a portable ground scoring unit developed for the purpose of scoring ground-based target emplacements on ground-to-air gunnery ranges. All of the patents except the British patent are U.S. patents. The Company does not believe that the expiration or invalidation of any or all of these patents would have a material adverse impact upon its financial condition.

     The Company holds copyrights to the computer software developed in-house for the operation of the Power Drive Unit System and Cargo Door Electro-Mechanical System used in the conversion of commercial aircraft, as well as copyrights to the software for the development of the control computer codes for the TLX-1 sea-skimming, height-keeping tow target, and the TMX class maneuvering target. These copyrights are not registered and will begin to expire after the year 2028.

ENVIRONMENTAL COMPLIANCE

     The Company has requirements to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the Company's capital expenditures, earnings and competitive position.

     The Company has been designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act for contamination associated with a site near its Clearwater facility. It is difficult to estimate the total cleanup costs and to predict the method that will be used to allocate such costs among the responsible parties. However, based upon presently known facts, the Company does not believe that the resolution of this matter will have a material adverse effect on the Company's financial position, results of operations or cash flows.

EMPLOYEES

     At March 15, 1995, the Company employed approximately 2,414 persons, of whom approximately 1,686 were covered by collective bargaining agreements. Twenty-eight of the employees are employed on a part-time basis.

     The two primary collective bargaining agreements are with the International Association of Machinists at the Company's Dothan,
Alabama location and the United Auto Workers at the Company's
Birmingham, Alabama and Leeds, Alabama locations.

     The collective bargaining agreement with the International Association of Machinists was successfully negotiated without a work stoppage in August of 1992 and was extended for five years to August 1997. The collective bargaining agreement with the United Auto Workers was successfully negotiated without a work stoppage in July of 1993 and was extended for three years to July of 1996.
Good relations continue between labor and management at each of the facilities.

Item 2.  Properties.

     All of the Company's properties are generally well maintained and in good operating condition. All facilities were adequately utilized during 1994 except the Company's Clearwater, Florida facility. The Company suspended aircraft maintenance operations in Clearwater during the second quarter of 1994 in order to adjust its overall staffing to anticipated work levels. The Company continued, however, to operate the PASS aircraft parts distribution center at the Clearwater facility. In the second quarter of 1995, the Company anticipates relocating Pemco Nacelle Services to the Clearwater facility in an effort to accommodate the current and anticipated needs of Nacelle. The relocation of Nacelle to Clearwater is expected to increase the utilization of the Clearwater facility but not to bring it to a level of full utility in 1995. Pemco Nacelle Services is currently located in Leeds, Alabama and is subleasing an 8,700 square foot building from the Targets Division. This building will be utilized by the Targets Division subsequent to the relocation of Nacelle to Clearwater, Florida.

Pemco Aeroplex, Inc. - Birmingham, Alabama

     The Birmingham Division of the Aeroplex is located at the Birmingham International Airport, at Birmingham, Alabama. The facility is located on 208 acres of land with approximately 1,935,000 square feet of production and administrative floor space. The facility includes ten flow-through bays, each 40 feet high, 160 feet wide and 725 feet long, permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 54,904 square foot general office building which houses Aeroplex administrative staff as well as PASS and the Precision Standard headquarters. Available ramp area exceeding 3,000,000 square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower which supplements the FAA-managed municipal air control tower and a fire fighting unit which supplements fire fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

     The Birmingham facility is in every material respect a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA Repair Station and maintains
Department of Defense "SECRET" security clearance.

     The facility is leased from the Birmingham Airport Authority under a lease agreement which expires on September 30, 1999.

Pemco Aeroplex, Inc. - Dothan, Alabama

     The Dothan Division of the Aeroplex is located at the Dothan Municipal Airport, at Dothan, Alabama. The facility is located on
91.5 acres of land with approximately 521,000 square feet of production and administrative floor space. The facility includes 352,000 square feet of aircraft hangar space which is comprised of 13 bays and one wide-body aircraft hangar. The facility also includes four warehouses, two paint hangars, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,600 and 8,500 feet, a FAA Flight Service Station and a control tower.

     The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement which, inclusive of a five year option period, expires in June of 2015.

Pemco World Air Services A/S - Copenhagen, Denmark

     Pemco World Air Services, A/S is located at the Copenhagen Airport. The facility is located on 87 acres of land with approximately 252,000 square feet of production and administrative floor space. The facility was built in 1988 and has two large, modern hangars comprised of four bays. The hangars can accommodate DC10/MD11-sized aircraft and are equipped with overhead work platforms. Each hangar also includes stockroom, backshop and office space. The JAA and FAA approved facility has 103,300 square feet of ramp space and is served by an airport consisting of three runways.

The facility is leased from the bankruptcy estate of Sterling
Airways under a five year lease agreement that includes a purchase option at the end of the lease term. The five year lease expires in May of 1999.

The Clearwater Facility

     The Company's Clearwater facility is located at the St. Petersburg/Clearwater International Airport at Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes 2 bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,500 feet), a FAA Flight Service Station and a control tower.

     The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September of 1995, exclusive of five optional renewal periods of five years each which would extend the lease until 2029.

The Targets Division

     The Targets Division is located at Leeds, Alabama. The facility is located on 4 acres of land and consists of one metal building with approximately 32,000 square feet of manufacturing and office floor space. The Targets Division occupies this building under a lease agreement which, inclusive of a twelve year option period, expires in December of 2006.

Pemco Nacelle Services, Inc.

     Pemco Nacelle Services is currently located at Leeds, Alabama, adjacent to the Targets Division. The facility consists of one
metal building of approximately 8,700 square feet.   This facility
is subleased from the Targets Division.

Space Vector Corporation

     Space Vector Corporation is located at Chatsworth, California. The Company relocated its operations in February, 1994 due to irreparable earthquake damage to the buildings it had been leasing previously. The new location is in close proximity of its former Chatsworth location and consists of two industrial buildings of approximately 67,000 square feet. Space Vector Corporation occupies these buildings under a lease agreement which expires in April, 1999.

     Space Vector also leases a 3,400 square foot research and development and administrative office in Fountain Valley, California. This lease expires in October of 1997.

Pemco Engineers Aircraft Cargo Systems and Springs and Components
Divisions

     Pemco Engineers is located at Corona, California. The facility consists of 28,000 square feet of production and administrative floor space. The facility is under a lease agreement which, inclusive of a five year option period, expires in December of 2001.

Pemco Air Support Services (PASS)

     PASS has three locations: administrative offices at the Birmingham facility, a warehouse at the Clearwater facility, and approximately 5,000 square feet of office and warehouse space at Copenhagen, Denmark. The Denmark facility is five kilometers from the Copenhagen Airport and is leased with the lease expiring, inclusive of a five year option period, in November of 2002.

Item 3.  Legal Proceedings.

     Various claims of employment discrimination, including race, sex, age and disability, have been made against the Company's subsidiary, Pemco Aeroplex, Inc., in proceedings before the Equal Employment Opportunity Commission and, in some cases, in U.S. District Court in Alabama by several current and former employees at its Birmingham, Alabama and Dothan, Alabama facilities. The Company is also defending several workers compensation claims brought by employees in Alabama state court. The Company believes that these claims, no one of which is material to the Company as a whole, are more reflective of the general increase in employment related litigation in the U.S. and in Alabama than of any actual discriminatory employment practices by the Company. The Company believes that these claims have no merit and intends to vigorously defend itself in all litigation arising therefrom.

     The Company has been designated as a potentially responsible party under The Comprehensive Environmental Response, Compensation and Liability Act for contamination associated with a site near its Clearwater facility. See Item 1. Business, Environmental
Compliance, for further disclosure.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted for a vote of the Company's shareholders in the fourth quarter of fiscal 1994.

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters.

     The Company's common stock trades on The NASDAQ National Market System under the symbol "PCSN." Approximately 67% of the outstanding shares of the Company's common stock is held by Matthew
L. Gold, the Company's Chairman, President and Chief Executive
Officer.

     The following table sets forth what the Company believes to be the range of high and low bid quotations for its common stock on a quarterly basis for each of the Company's last two fiscal years. Quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                        Bid Quotations
                                        High       Low
          1993

          March 31, 1993                1-7/16    25/32
          June 30, 1993                 3-1/2     1-1/4
          September 30, 1993            4-5/8     3
          December 31, 1993             6-1/8     4

          1994

          March 31, 1994                3-5/8     2-3/4
          June 30, 1994                 3-1/2     2-1/2
          September 30, 1994            3-1/8     2-5/8
          December 31, 1994             2-1/8     1-5/8

     On December 31, 1994, there were 12,787,208 shares of common stock issued of which 105,657 shares are restricted shares that were issued in December of 1994. There are 12,344,291 shares outstanding held by 232 owners of record, which the Company believes were held by more than 500 beneficial owners.

     The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

Item 6.  Selected Financial Data.

   Consolidated operating data for the Company is as follows
(in thousands of dollars):
                    Year      Year      Year      Year      Year
                   Ended     Ended     Ended     Ended     Ended
                 12/31/94  12/31/93  12/31/92  12/31/91  12/31/90

Net Sales        $148,495  $169,868  $146,229  $137,248  $133,648

Income              6,812    14,184     7,053     2,299     9,801
 from
 operations

Income (loss)      11,227     7,271     1,169    (2,865)    2,869
 before extra-
 ordinary item

Earnings before       .67       .58       .10      (.23)      .23
 extraordinary
 item (loss) per
 share of
 common stock
 (primary and
 fully diluted)

Net Income         11,227     5,997     2,046    (1,764)    2,907
 (loss)

Net Income            .67       .47       .16      (.16)      .23
 (loss) per
 share of
 common stock
 (primary and
 fully diluted)

   Consolidated balance sheet data for the Company is as
follows (in thousands of dollars):
                    Year     Year      Year      Year      Year
                   Ended     Ended     Ended     Ended     Ended
                 12/31/94  12/31/93  12/31/92  12/31/91  12/31/90

Working           $14,277   $23,127   $14,615  $ 17,500  $ 18,089
 Capital

Total              80,776    70,905    71,803    72,757    75,572
 Assets

Long-Term
 Obliga-
 tions:

Debt               14,925    28,567    33,792    43,212    43,287

Other              15,671    10,708     4,218     3,196     3,927

Stockholders
 equity            12,515     4,287     3,019       974     2,738

Item 7.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

INTRODUCTION

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as Item 8.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 1994
Versus Twelve Months Ended December 31, 1993

     Revenues for the year ended 1994 decreased 13%, from $169.9 million in 1993 to $148.5 million in 1994. Government sales decreased 17% in 1994, from $117.8 million in 1993 to $98.1 million in 1994. Commercial sales decreased 3% in 1994, from $52.1 million in 1993 to $50.4 million in 1994. The Company's mix of business between government and commercial customers remained relatively constant in 1994 as compared to 1993 (66% government in 1994 versus 69% in 1993; 34% commercial in 1994 versus 31% in 1993.)

     The decrease in government sales was due primarily to a decrease in the redelivery of KC-135 and C-130 aircraft. There were seventy KC-135 Programmed Depot Maintenance (PDM) redeliveries in 1993 versus fifty-two redeliveries in 1994. Sixteen C-130 PDM aircraft and thirty-six drop-in aircraft were redelivered in 1993 versus eight PDM and thirty-two drop-in redeliveries in 1994. Additionally, government sales declined due to reduced volumes under the KC-135 boom contract and the cessation of the Bergstrom AFB GO-CO contract in June of 1994. An increase in sales of the Company's Space Vehicles and Support Systems and Target products partially offset the aforementioned decreases in sales.

     The decrease in government revenues was also partially offset by $3.5 million of revenue recorded in 1994 in anticipation of settlement of a Request for Equitable Adjustment (REA). The REA, which has been certified by the Company and submitted to the U.S. Government, is for the equitable adjustment of the cost effect of late delivery of government furnished materials on the KC-135 PDM program. The Company has obtained an opinion from outside legal counsel specializing in government procurement law and from independent management consultants that there is a reasonable basis to support the REA. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The Company has considered the cost impact of ships re-delivered to the government through December 31, 1994 and has recorded the REA net of reserves. The Company has recorded reserves due to uncertainties inherent in the process of receiving the full amount of equitable adjustments submitted. At this time, the Company cannot reasonably estimate the length of time before realization of the REA. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $3.5 million.

     The decline in commercial sales in 1994 as compared to 1993 was partially due to a reduction in the number of 737 cargo conversion redeliveries (ten redeliveries in 1993 versus six redeliveries in 1994). Conversely, and partially offsetting this decrease in sales, was an increase in the number of 727 cargo conversion redeliveries (thirteen redeliveries in 1994 versus nine redeliveries in 1993). Revenue from maintenance and modification aircraft services, other than commercial cargo conversions, also declined in 1994.

     The Company expects to redeliver approximately fifty-five KC-135 PDM aircraft, nine C-130 PDM aircraft and twenty-three C-130 Drop-in aircraft in the year 1995. The Company expects to have completed or have in process three 737 conversion aircraft and four 727 conversion aircraft at the end of the first quarter of 1995.

     The ratio of cost of sales ($125.8 million in 1994; 138.9 million in 1993) to net sales ($148.5 million in 1994; $169.9 million in 1993) increased from 82% in 1993 to 85% in 1994. The resultant decrease in gross profit is attributable primarily to the aforementioned reduction in government sales and also to decreased efficiency on the KC-135 contract due principally to the disruption of scheduled work flow which occurred as a result of the lack of government furnished material. Also, the Company recorded losses on its 727 conversion contracts and increased its provision for warranty claims related primarily to the Company's 737 cargo conversion program. The Company also recorded losses associated with the aircraft maintenance facility in Copenhagen, Denmark which began operations in May of 1994. The negative impact of these events was partially offset by the aforementioned $3.5 million of revenue recorded as a result of the Request for Equitable Adjustment to the U.S. Government and by an increase in efficiency and profits on the Company's 737 cargo conversion program.

     Selling, general and administrative expense decreased from $16.3 million in 1993 to $14.4 million in 1994 but increased slightly as a percentage of sales from 9.6% in 1993 to 9.7% in 1994.

     Bad debt expense increased approximately $0.6 million, primarily due to uncertainty of the realization of accounts receivable from two commercial customers for whom aircraft maintenance and modification services were performed in 1994.

     Research and development expense increased approximately $0.4 million from 1993 to 1994 as efforts were increased on both aircraft modification and aerial tow targets programs.

     Interest expense decreased $3.0 million from $6.3 million in 1993 to $3.3 million in 1994. In 1993, the value of the common stock purchase warrant held by Bank of America was deemed to have increased $2.3 million which resulted in a $2.3 million increase in interest expense. Aside from the effect of the warrant's valuation, other interest expense declined $0.7 million as a result of the pay down of outstanding debt, offset by an increase in interest rates. The Company paid $8.0 million in principal against its Term Credit facility in 1994. The effective interest rate in 1994 on the Term Credit facility was 6.99% versus 6.22% in 1993, and the effective interest rate in 1994 on the Revolving Credit facility was 6.97% versus 6.08% in 1993.

     The Company records its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which provides for recognition of deferred tax assets if realization of such assets is more likely than not. In 1994, the Company recognized an $8.3 million income tax benefit and increased its net deferred tax asset to $13.1 million. The Company recognized gross deferred assets of $19.8 million, offset by deferred tax liabilities of $4.6 million and a valuation allowance of $2.1 million, in anticipation of a reduction in taxes payable in future years. This compares with gross deferred tax assets of $20.2 million, deferred tax liabilities of $4.8 million and a valuation allowance of $12.6 million in 1993.

     The recognition of $8.3 million of income tax benefit is related primarily to the change in the Company's valuation allowance. In assessing the change in its valuation allowance and the likelihood of realization of its deferred tax assets, the Company considered the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31,
1993). The Company believes that future levels of taxable income will be sufficient to realize its deferred tax assets.

     Approximately $1.9 million of the Company's deferred tax asset is recorded in conjunction with SFAS No. 87, "Employers' Accounting for Pensions". The Company increased its additional minimum pension liability $4.6 million in 1994, from $9.8 million at December 31, 1993 to $14.4 million for the year ended December 31, 1994, representing the excess of the accumulated benefit obligation
(ABO) over plan assets plus prepaid pension costs. An intangible asset of $4.7 million was recorded in 1994 versus $5.1 million in 1993, in order to reflect previously unrecognized prior service cost. Also, the Company recorded an additional charge to equity of $4.9 million, bringing its reduction to stockholder's equity from $4.7 million at December 31, 1993 to $9.6 million at December 31, 1994, for the amount that the additional minimum liability exceeded previously unrecognized service cost. The Company partially offset the $9.6 million charge to equity, in accordance with SFAS Nos. 87 and 109, with $1.9 million of deferred tax assets. The deferred tax asset is based on an effective tax rate of 39.31%.

Twelve Months Ended December 31, 1993
Versus Twelve Months Ended December 31, 1992

     Revenues for the year ended 1993 increased 16%, from $146.2 million for 1992 to $169.9 million for 1993. Government sales increased 37% in 1993, from $85.8 million in 1992 to $117.8 million in 1993. Commercial sales decreased 14% in 1993, from $60.4 million in 1992 to $52.1 million in 1993.

     The increase in government sales of approximately $32.0
million was due primarily to an increase in the number of KC-135 aircraft worked and redelivered, as well as an increase in the work scope on these aircraft. There were seventy redeliveries in 1993 versus thirty-five redeliveries in 1992.

     Conversely, and partially offsetting this increase in sales, the Company had no C-9 cargo conversion aircraft redeliveries in 1993 versus two in 1992. The Company also had significant reductions in 1993 in the scheduling of U.S. Navy H-2 helicopters.

     The decrease in commercial sales of approximately $8.3 million was due primarily to a reduction in the number of aircraft redeliveries on the Federal Express contract (six redeliveries in 1992 versus no redeliveries in 1993). Commercial sales also decreased due to a reduction in sales of aerial tow targets to foreign governments and due to a slight reduction in 737 cargo conversion redeliveries (eleven redeliveries in 1992 versus ten redeliveries in 1993). Conversely, and partially offsetting this decrease in sales, the Company redelivered nine 727 cargo conversions in 1993 versus one such conversion in 1992.

     The ratio of cost of sales ($138.9 million in 1993; $122.9 million in 1992) to net sales ($169.9 million in 1993; $146.2 million in 1992) declined from 84% in 1992 to 82% in 1993. The resultant increase in gross profit is attributable primarily to a change in the Company's mix of business. Approximately 69% of the revenues generated in 1993 were from the U.S. Government, compared to 59% in 1992. U.S. Government sales increased in 1993 primarily due to increased activity under the KC-135 contract. The KC-135 contract is a highly labor intensive contract and involves mainly government furnished material. As a result of the change in the mix of business, material and other direct costs declined approximately $5.0 million. Partially offsetting this increase in gross profits were losses on certain commercial contracts due to engineering design changes, subsequent delayed redeliveries and labor and material cost overruns.

     In the third quarter of 1993, the Company made a provision for future losses of $1.4 million on a commercial contract involving aircraft in work at December 31, 1993 and subsequent option ships. This provision was reduced in the fourth quarter of 1993 by $0.9 million due to better than expected performance on the aircraft in work. In addition, the Company recorded an increase of approximately $3.0 million in its 737 and 727 cargo conversion related finished goods in the fourth quarter of 1993, reduced work in process by approximately $1.2 million and recorded a $1.8 million reduction to cost of sales. The positive impact of these fourth quarter adjustments was partially offset by reduced margins on the KC-135 program due to labor overruns and by an increase in the accrual for incurred but unreported workman's compensation claims of approximately $0.5 million. The narrowing of the profit margin on the KC-135 contract can be attributed to both production breaks due to the lack of government furnished material and labor overruns.

     Selling, general and administrative expense increased approximately $1.6 million from 1992 to 1993 but remained a constant 10.0% of sales in both 1992 and 1993. The increase of $1.6 million is due primarily to the hiring of additional staff and increased legal expenses.

     Research and development expense declined $0.4 million due primarily to lower sales of low altitude tow targets. Other expense increased $0.4 million due primarily to an increase of approximately $.13 million in payroll tax penalties in 1993 and a $0.14 million favorable settlement recorded in 1992.

     Interest expense increased $1.4 million from $4.9 million in 1992 to $6.3 million in 1993. The value of the common stock purchase warrant held by Bank of America was deemed to have increased $2.3 million in 1993 which resulted in a $2.3 million increase in interest expense. Aside from the valuation of the stock warrant, other interest expense declined $0.9 million as a result of both the pay down of outstanding debt and lower average interest rates. The Company has paid $6.0 million in principal in 1993 against its Term Credit facility. The effective interest rate in 1993 on the Term Credit facility was 6.22% versus 7.25% in 1992, and the effective interest rate in 1993 on the Revolving Credit facility was 6.08% versus 7.64% in 1992.

     Income tax expense in 1993 was $0.3 million versus $1.1 million in 1992. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective January 1, 1993, which changed the Company's method of accounting for income taxes from the deferred method required under Accounting Principles Board Opinion No. 11 to the liability method. Under SFAS No. 109, income tax expense is reported net of the tax benefit of net operating loss (NOL) carryforwards. Gross income tax expense in 1993 was $3.7 million and the tax benefit of NOL carryforwards was $3.3 million. Gross income tax expense in 1992 was $1.1 million and the NOL reported as an extraordinary item was $0.9 million. In 1993, the Company utilized approximately $10.0 million of its NOL and in compliance with SFAS No. 109, allocated $2.76 million of its 1993 NOL to the elimination of its intangibles associated with the Company's 1988 acquisition of Hayes International Corporation. The remaining NOL utilized in 1993 was used to reduce tax expense.

     The Company reduced its deferred tax asset valuation allowance $2.8 million in 1993 and established a net deferred tax asset of $2.8 million relating to the benefits arising from its remaining NOLs. The Company had approximately $11.3 million of federal operating loss carryforwards available to offset taxable income in 1994, and various state operating loss carryforwards as disclosed in footnote number 8 to the accompanying financial statements of the Company which are included under Item 8 hereof.

     The Company booked an extraordinary loss of $1.3 million related to the settlement of litigation in 1993.

     The effects of inflation have not been significant to the Company in 1994, 1993 or 1992 because inflation rates have been relatively low. Additionally, contracts for both government and commercial products generally include either estimates or adjustments for inflation effects.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has three primary bank credit facilities: a Revolving Credit facility, a Term Credit facility and Senior Subordinated Credit facility. The Company reached an agreement in March, 1994 with its primary lender to extend the maturity date of both the Revolving Credit facility and Term Credit facility. Both of these facilities previously were due in September, 1994. The amended credit agreement provides that the maturity date of the Revolving Credit facility is September 30, 1995. The agreement provides that the maturity date of the Revolving Credit facility can be extended to March 31, 1996 by the payment of an extension fee as specified in the agreement. The amended Term Credit facility provides for six equal quarterly installments of $2.0 million beginning on March 31, 1994 and continuing through June 30, 1995. The final payment of $7.0 million is due on September 30, 1995. Like the Revolving Credit facility, the maturity date of the Term Credit facility can be extended by the payment of an extension fee as specified in the agreement. Such an extension would allow the Company to repay the Term Credit facility balance by an installment of $2.0 million due on September 30, 1995 and December 31, 1995 and a final payment equal to the remaining unpaid balance due on March 31, 1996. The Company has assumed an extension of both the Term Credit facility and the Revolving Credit facility in its classification of the maturity of its debt at December 31, 1994. The Senior Subordinated Credit facility provides for a principal payment of $5.0 million, due in September, 1995 and 1996.

     In connection with the Senior Subordinated Credit facility, the Company granted a warrant to its lender, Bank of America (the "Bank") to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The warrant provided for mandatory repurchase periods between June 15 and December 14 during 1991, 1992 and 1993, at which time the Bank could have required the Company to repurchase the warrant for the per share difference between the then current appraised value of the Company's common stock and the exercise price of the warrant (the "put price"). The warrant was neither put nor exercised by the Bank as of December 31, 1993. During the periods January 15, 1993 through April 14, 1993 and January 15, 1994 through September 14, 1994, the Company had the option to call the warrants for repurchase. The Company exercised this right to call the warrant on April 1, 1993. At December 31, 1994, the Company was in violation of certain restrictive financial tests required by its bank credit agreements. As one of the conditions to the granting of waivers and amendments necessary to cure these violations and preclude their recurrence, the Bank required rescission of the Company's call of the warrant. The warrant remains otherwise unchanged. The Company intends to continue to negotiate the purchase of the warrant, and any purchase or change in the Company's intent may have an impact on the Company's financial position, earnings and cash flows depending upon the action taken.

The Company anticipates the restructuring or refinancing of its existing credit facilities during 1995.

     Following is a discussion of the significant items on the Company's Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

     Depreciation and amortization expense decreased in 1994 as compared to 1993 and 1992 as a result of the elimination of $2.8 million of the Company's intangible assets at December 31, 1993. The Company's intangible assets were eliminated in accordance in SFAS No. 109 which required the utilization of loss carryforwards to first offset intangible assets related to the Company's 1988 acquisition of Hayes International Corporation.

     The valuation allowance associated with the Company's deferred tax assets was reduced $10.5 million and $6.3 million in 1994 and 1993, respectively, and deferred tax assets were reduced by $2.1 million and $6.3 million in 1994 and 1993, respectively. In assessing the change in the valuation allowance and likelihood of realization of its deferred tax assets, the Company considered the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31, 1993). The Company's deferred tax assets decreased in 1994 and 1993 primarily due to the utilization of its federal and state loss carryforwards.

     Pension cost in excess of funding decreased from 1992 to 1994 as the Company increased the funding of its pension obligation in each of the three years. The Company funded $1.3 million, $0.9 million and $0.1 million and recorded pension expense of $1.4 million, $1.9 million and $1.9 million in 1994, 1993 and 1992, respectively. As previously discussed, the Company recognized an additional minimum pension liability of $14.4 million and $9.8 million in 1994 and 1993 respectively, an intangible asset of $4.7 million and $5.1 million in 1994 and 1993, respectively, and a reduction to stockholder's equity of $7.7 million (net of tax) and $4.7 (net of tax) million in 1994 and 1993, respectively. In 1993, an additional minimum liability was recognized primarily due to the decline in the discount rate from 8.5 percent in December 31, 1992 to 7.5 percent at December 31, 1993. At December 31, 1994, the Company increased the discount rate to 8.75 percent, which reduced the accumulated benefit obligation by $9.3 million, but was required to increase its additional minimum liability primarily due to lower than anticipated returns on plan assets attributable to rising interests rates. The Company anticipates funding its pension approximately $1.3 million in 1995 and intends to continue to fund it in subsequent years to the extent feasible, in an effort to eliminate its minimum pension liability.

     The provision for warranty expense increased in 1994 resulting in a charge to earnings of $1.3 million compared to $0.2 million in 1993 and $0.3 million in 1992. The Company's provision for warranty claims relates primarily to its 737 commercial aircraft conversion program. The Company provides for future warranty expenses based on its warranty claim history and the warranty terms of each specific contract.

     The Company recorded a $1.5 million, $0.9 million and $0.5 million provision for reductions in the valuation of its inventory in 1994, 1993 and 1992, respectively. The Company recorded the provision in order to state its inventory at the lower of cost or market and to account for obsolescence in its commercial aircraft finished goods due to engineering and design changes.

     The Company recorded a $0.9 million and $0.6 million provision for losses on contracts in progress in 1994 and 1993, respectively. The Company records a provision for losses in the period in which it is determined that the estimated total contract costs will exceed the total estimated contract revenues. The provision in 1994 is related to two specific commercial contracts. The Company has agreed to perform additional work under one of the contracts. The provision for the other contract is dependent upon the number of aircraft delivered to the Company prior to December 31, 1995, as specified in the contract, and represents management's best estimate of the anticipated losses on the ultimate number of deliveries.

     Interest expense was recorded in 1993 and 1992 for $2.3 million and $0.2 million respectively, for increases in the Company's valuation of its common stock purchase warrant. The Company did not change its valuation of the warrant during 1994. The Company called the warrant on April 1, 1993, pursuant to the provisions of the warrant agreement. As one of the conditions to the granting of waivers and amendments required by the Company at December 31, 1994, the Bank required rescission of the Company's call of the warrant. The warrant remains otherwise unchanged and is included in the mezzanine section of the balance sheet in the amount of $4.2 million. The Company intends to continue to negotiate the purchase of the warrant, and any purchase or change in the Company's intent may have an impact on the Company's financial position, earnings and cash flows, depending upon the action taken.

     Over the three year period 1994-1992, changes in accounts receivable and accounts payable and accrued expenses required $3.6 million of cash flows in the aggregate. Negative cash flow factors over the three year period include reductions in customer advances on commercial aircraft orders of $1.4 million, reductions in accounts payable of $1.5 million, and an increase in U. S. Government unbilled receivables of $1.1 million.

     The Company recorded revenue and a long-term unbilled receivable of approximately $3.5 million in anticipation of settlement of a request for equitable adjustment (REA) involving the KC-135 Programmed Depot Maintenance contract. The REA is for the cost effect of late delivery of government furnished materials.

     Inventories increased by $2.0 million and $3.4 million in 1994 and 1993, respectively, and decreased $0.1 million in 1992. Progress payment billings on U. S. Government contracts and commercial customer advances were $6.2 million, $3.0 million and $13.9 million and work in process was $26.0 million, $20.4 million and $32.2 million for 1994, 1993 and 1992, respectively. Progress payment billings and customer advances as a percent of gross work in process for each of the three years were 24%, 15% and 43%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts.
These contracts are financed by the government based on the percentage of costs incurred, and thus the level of financing is inversely related to the profitability of the Company's contracts. The level of U.S. Government financing is also dependent on progress payment rates determined by Congress. The progress payment rate on the seven year KC-135 contract awarded to the Company in August of 1994 was 75%, versus 80% for the concluding five year KC-135 contract that was awarded to the Company in 1990. This reduction in the progress payment rate will result in reduced cash flows in 1995 and subsequent years of the contract. Aside from the previously discussed fluctuations in inventory, raw materials and finished goods decreased $0.5 million in 1994 and increased $3.8 million in 1993.

     The Company increased the long term portion of its reserve for self-insured workers' compensation $0.5 million in 1994, $1.5 million in 1993 and $1.0 million in 1992. The Company incurred workers' compensation expense of $1.4 million, $3.3 million and $2.7 million in 1994, 1993 and 1992, respectively. The Company anticipates the favorable trends in workers' compensation expense in 1994 to continue as the Company continues to enhance its administration of workers' compensation claims and its safety programs.

     The Company received $0.2 million of insurance proceeds and recorded an insurance receivable at December 31, 1994 of $0.1 million, based on an estimate of the remaining payment due the Company for earthquake damages incurred in January 1994 by Space Vector in Chatsworth, California. In 1993 and 1992, respectively, the Company collected $0.2 million and $1.9 million in insurance proceeds related to a fire at the Dothan, Alabama facility. The proceeds included both property losses and business interruption coverage.

     Cash provided from operating activities funded capital improvements of $2.1 million, $2.7 million and $3.2 million in 1994, 1993 and 1992, respectively. Additionally, the Company funded principal payments of $8.0 million, $6.0 million and $3.0 million on its Term Credit facility in 1994, 1993 and 1992, respectively, as well as $0.4 million, $0.5 million, and $0.4 million on various capital leases. The Company reduced its Revolving Credit facility in 1994 by $0.6 million, while in 1993 and 1992 the Company utilized $2.8 million and $4.0 million of Revolving Credit to supplement its cash requirements. The Company had $1.8 million available in its Revolving Credit facility at December 31, 1994 to cover its $0.2 million cash overdraft.

     Net working capital decreased $8.8 million in 1994, from $23.1 million at December 31, 1993 to $14.3 million at December 31, 1994, principally due to the pending maturity of the first installment of principal due on the Company's Senior Subordinated Loan equal to $5.0 million, a decrease of $4.5 million in accounts receivable, an increase of $4.1 million in accounts payable and accrued expenses and an increase of $0.9 million in accrued warranty expenses, offset by an increase in deferred tax assets of $5.3 million. As a result, the current ratio decreased from 1.85 at December 31, 1993 to 1.38 at December 31, 1994.

     Consolidated indebtedness at December 31, 1994 was $28.8 million versus $37.4 million and $40.7 million at December 31, 1993 and December 31, 1992, respectively. Although the Company remains highly-leveraged, management believes that, due to its positive long-term business outlook and expected cash flows, it will continue to have sufficient internal and external resources to meet its current and future obligations and to accommodate growth in its business.

BUSINESS OUTLOOK

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

CONTINGENCIES

     As previously discussed above, a denial of the Company's request for equitable adjustment from the U.S. Government for the cost impact of late delivery of government furnished material on its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $3.5 million.

     The Company, as a U.S. Government contractor, is routinely subject to audits, reviews and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Under certain circumstances, a contractor can be suspended or debarred from eligibility for government contract awards. The government may, in certain cases, also terminate existing contracts, recover damages and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of the U.S. Government's audits, reviews and investigations will not have a materially adverse effect on the Company's consolidated results of operation, financial position or cash flows.


Item 8.  Financial Statements and Supplemental Data.

     The following financial statements and financial statement schedules are submitted herewith:

     Financial Statements:

     Reports of Independent Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholder's Equity

     Consolidated Statements of Cash Flow

     Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     Report of Independent Accountants
     Schedule II - Amounts Receivable From Related
     Parties, and Underwriters, Promoters and
     Employees Other Than Related Parties

     Schedule II - Valuation and Qualifying
                   Accounts


                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Precision Standard, Inc.

We have audited the accompanying consolidated balance sheets of Precision Standard, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 1, 8, and 10 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and for certain postretirement benefits.


Birmingham, Alabama
March 31, 1995, except for
Note 6 as to which the date
is April 14, 1995


               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1994 and 1993



                                              1994          1993

                                ASSETS
Current assets:
  Accounts receivable, net               $15,266,539    $19,751,858
  Inventories                             27,713,937     27,344,833
  Prepaid expenses and other                 814,548        568,117
  Deferred tax                             8,147,544      2,804,104
       Total current assets               51,942,568     50,468,912

Property, plant, and equipment,
  at cost:
  Leasehold improvements                   9,784,364      9,266,839
  Machinery and equipment                 14,992,089     12,930,976
                                          24,776,453     22,197,815

  Less accumulated depreciation          (10,837,428)    (8,360,674)

       Net property and equipment         13,939,025     13,837,141

Other assets:
  Intangible assets, net of
    accumulated amortization               5,053,837      5,358,364
  Related party receivable                   269,824        269,824
  Deposits and other                       1,004,501        970,510
  Insurance proceeds receivable              129,930
  U.S. Government request for
    equitable adjustment, net              3,510,271
  Deferred tax                             4,926,250
                                          14,894,613      6,598,698
      Total assets                       $80,776,206    $70,904,751

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdrafts                        $   176,120    $   798,185
  Current maturities of
   long-term debt                         13,889,790      8,789,142
  Accounts payable and
   accrued expenses                       20,736,232     16,596,177
  Accrued warranty expenses                1,518,679        575,000
  Estimated losses on contracts
   in progress                             1,345,176        583,122

       Total current liabilities          37,665,997     27,341,626
Long-term debt, net of current
  maturities                              14,924,602     28,567,327
Long-term portion of self-insured
  workers' compensation reserve            3,642,384      3,404,684
Unfunded accumulated benefit
  obligation                               7,828,431      3,103,701
       Total liabilities                  64,061,414     62,417,338

Commitments and contingencies
   (Notes 7, 10, and 11)
Common stock purchase warrant              4,200,000      4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    12,787,208 and 12,677,380
    shares issued, 12,344,291 and
    12,340,120 outstanding at
    December 31, 1994 and 1993,
    respectively                               1,279          1,268
  Additional paid-in capital                 937,784        759,723
  Deferred compensation on
    restricted shares                       (175,000)
  Retained earnings                       20,058,166      8,830,671
  Minimum pension liability
    adjustment (see Note 10)              (7,748,850)    (4,745,662)


                                          13,073,379      4,846,000
  Less cost of treasury shares
    (337,260 shares)                        (558,587)      (558,587)

       Total stockholders' equity         12,514,792      4,287,413

      Total liabilities and
       stockholders' equity              $80,776,206    $70,904,751

         The accompanying notes are an integral part of these consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME
         for the years ended December 31, 1994, 1993 and 1992

                                  1994           1993           1992
Net sales                    $148,495,141  $169,867,796  $146,228,624
Cost of sales                 125,844,149   138,867,188   122,887,599

     Gross profit              22,650,992    31,000,608    23,341,025

Selling, general, and
  administrative expenses     (14,376,741)  (16,329,020)  (14,730,804)
Bad debt expense                 (636,541)      (72,667)     (749,685)
Research and development
  expense                        (825,634)     (415,035)     (807,430)

     Income from operations     6,812,076    14,183,886     7,053,106

Other income (expense):
  Interest expense (see
   Note 6)                     (3,308,617)   (6,293,378)   (4,904,803)
  Other, net                     (490,318)     (299,517)      112,775

     Income before
       income tax and
       extraordinary items      3,013,141     7,590,991     2,261,078
Benefit (provision) for
  income taxes                  8,214,354      (320,174)   (1,092,075)

     Income before
       extraordinary items     11,227,495     7,270,817     1,169,003

Extraordinary items:
  Extraordinary loss from
    litigation settlement,
    net of applicable
    income taxes of
    $26,000 (see Note 15)                    (1,274,000)
  Tax benefit from
    utilization of net
    operating loss
    carryforward                                              876,534

     Net income              $ 11,227,495  $  5,996,817  $  2,045,537

Earnings (loss) per common
    share: *
  Primary:
    Before extraordinary
      item                   $        .67  $        .58  $         .10
    Extraordinary item                             (.11)           .06

     Total                   $        .67  $        .47  $         .16

  Fully diluted:
    Before extraordinary
      item                   $        .67  $        .57  $         .10
    Extraordinary item                             (.10)           .06

     Total                   $        .67  $        .47  $         .16


<F1>  *See basis of computation in Note 1 to the consolidated financial statements.

<F2>         The accompanying notes are an integral part of these
                  consolidated financial statements.

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           for the years ended December 31, 1994, 1993 and 1992
                                         (In thousands of dollars)

                                                                             Deferred
                                                 Minimum                     Compensa-   Total
                                Add'l            Pension                     tion on     Stock
                Common Stock    Paid-in   Ret.   Liability   Treas. Stock    Restrict.   holders
               Shares  Amount   Capital   Earn.  Adjust.     Shares Amount    Shares     Equity
Balance,
 December
 31, 1991      12,647      $1     $743   $  788               337   $(559)               $   973

Net income                                2,046                                            2,046

Balance,
 December
 31, 1992      12,647       1      743    2,834               337    (559)                 3,019

Exercise
 of stock
 options           30               17                                                        17

Minimum
 pension
 liability
 adjustment                                      ($4,746)                                 (4,746)

Net income                                5,997                                             5,997

Balance,
 December
 31, 1993      12,677       1      760    8,831   (4,746)     337    (559)                 4,287

Exercise
 of stock
 options            4                3                                                         3

Minimum
 pension
 liability
 adjustment                                       (3,003)                                 (3,003)

Issuance of
 restricted
 common
 shares           106              175                                          (175)

Net income                               11,227                                           11,227

Balance,
 December
 31, 1994      12,787      $1     $938  $20,058  ($7,749)     337    ($559)     ($175)    $12,515

                          The accompanying notes are an integral part of these
                                   consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992

                                       1994         1993          1992
Cash flows from operating
  activities:
 Net income                       $ 11,227,495  $  5,996,817  $  2,045,537
 Adjustments to reconcile net
  income to net cash
  provided from operating
  activities:
Depreciation and amortization        2,704,116     3,620,060     3,766,414
Provision for deferred taxes        (8,324,470)      (47,349)
Pension cost in excess of
  funding                              118,517       969,714     1,834,814
Provision for losses on
  receivables                          636,541        72,667       749,685
Provision for warranty expense       1,268,236       250,000       325,000
Provision for reduction in
  inventory valuation                1,465,202       875,301       487,947
Provision for losses on
  work in process                      161,153       321,827     1,337,587
Provision for losses on contracts
  in progress                          849,843       583,122
Insurance proceeds received           (200,000)
Loss (gain) on sale of equipment       (11,815)          919       (2,700)
Increase in interest expense due
  to increase in common stock
  purchase warrant value                           2,300,000      200,000
Changes in assets and liabilities:
  Accounts receivable, trade         3,848,778      (585,299)  (5,363,619)
  Insurance proceeds receivable                      150,000     (150,000)
  U.S. Government request for
   equitable adjustment, net        (3,510,271)
  Inventories                       (1,995,459)   (3,368,580)     125,156
  Prepaid expenses and other          (246,431)       51,767     (219,469)
  Intangible assets                   (248,876)       (9,369)     (11,346)
  Deposits and other                   (33,991)       78,622      (70,581)
  Accounts payable and accrued
    expenses                         3,919,691    (6,081,178)     649,603
  Accrued warranty expenses           (324,557)
  Estimated losses on
    contracts in progress              (87,789)
 Self-insured workers'
    compensation reserve               458,064     1,504,968    1,010,067

Total adjustments                      446,482       687,192    4,668,558

Net cash provided from
   operating activities             11,673,977     6,684,009    6,714,095

Cash flows from investing
 activities:
Insurance proceeds receivable         (129,930)      204,600    1,905,400
Insurance proceeds received            200,000
Proceeds from sale of equipment         12,150                      5,050
Capital expenditures                (2,140,019)   (2,705,299)  (3,234,004)
Related party payments                                             17,099

     Net cash applied to
      investing activities          (2,057,799)   (2,500,699)  (1,306,455)

Cash flows from financing
 activities:
  Proceeds from issuance of
   common stock                          3,072        17,024
  Borrowings under revolving
   credit facility                  57,200,000    48,600,000   36,100,000
  Repayments of revolving
   credit facility                 (57,800,000)  (45,800,000) (40,100,000)
  Principal payments under
   long-term borrowings             (8,397,185)   (6,496,848)  (3,367,596)
  Change in cash overdraft            (622,065)     (503,486)   1,301,671

     Net cash applied to
     financing activities           (9,616,178)   (4,183,310)  (6,065,925)

     Net increase (decrease)
     in cash and cash
     equivalents                           -0-           -0-     (658,285)
Cash and cash equivalents,
 beginning of year                         -0-           -0-      658,285
Cash and cash equivalents,
 end of year                      $        -0-  $        -0-  $       -0-

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                      $ 2,897,302   $  3,399,943  $ 4,550,781
    Income taxes                  $   422,768   $    552,502  $   211,724
Supplemental disclosure of
noncash investing and
financing activities:
  Capital lease obligations
   incurred                       $   456,148   $    373,700  $   881,750
  Minimum pension liability
   charge to equity - Note 10

                     The accompanying notes are an integral part of
                        these consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     Organization and Operations - Precision Standard, Inc. (the Company) is primarily engaged in the maintenance and modification of large transport aircraft; the design, development, and manufacture of aerial target systems; the development and manufacture of rocket launch vehicles and guidance systems; the design and manufacture of cargo handling systems; and the manufacture of precision springs and components.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Contract Accounting - The Company recognizes revenue on aircraft and aerial target system programs principally under the percentage-of-completion method of accounting, using an output measure of progress, units of delivery for contracts with provisions for multiple deliveries, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost) for contracts which the units of delivery method is not appropriate. The Company's contracts for its rocket launch vehicles and guidance systems are primarily cost reimbursement contracts. As such, revenues are recorded as costs are incurred and as fees are earned. Provision is made to recognize estimated losses in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues.

     Inventories - Materials and supplies are stated at the lower of average cost or market (replacement cost). Work in process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include research and development and general and administrative expenses estimated to be recoverable. In accordance with industry practice, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

     Property, Plant, And Equipment - Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

               Classification           Useful Life In Years
          Leasehold improvements               5 - 20
          Machinery and equipment              3 - 12

     Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations.

     Depreciation charged to operations was $2,493,948, $2,336,694, and $2,159,919 for the years ended December 31, 1994, 1993, and 1992, respectively.

     Intangible Assets - Intangible assets are being amortized using the following methods and estimated useful lives:

                                                Useful Life
         Description              Method         In Years
      Leasehold interest       Straight-line        10
      Supplemental type
        certificate            Straight-line        20
      Computer software        Straight-line         5
      Debt issuance costs      Interest              1

     Leasehold interest costs represent below market rental rates on the leases obtained in the acquisition of a subsidiary. Supplemental type certificates are granted by the Federal Aviation Administration in order to allow certain modifications to be made to a particular model of aircraft for commercial use. All intangible assets associated with the acquisition of Hayes International Corporation have been reduced to zero in conjunction with the adoption of SFAS No. 109.

     Income Taxes - In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES, which changed the Company's method of accounting for income taxes from the deferred method required under Accounting Principles Board Opinion No. 11 to the liability method. The principal difference between the liability method and the deferred method is that, under the liability method, deferred tax assets and liabilities are adjusted to reflect changes in the statutory tax rates resulting in income adjustments in the period such changes are enacted. Prior years' financial statements have not been restated for the accounting change (see Note 8).

     Nonpension Postretirement Benefits - In the first quarter of 1993, the Company adopted SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the cost of retiree health care benefits as claims were incurred. Prior years' financial statements have not been restated for the accounting change (see Note 10).

     Provision For Warranty Expenses - The Company warranties certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides for future warranty expenses based on actual warranty history, company practice and specific warranty terms. In 1994, the Company increased its warranty reserve by $1,268,236 to $1,518,679 in order to provide for future warranty expenses. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 1994.

     Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Earnings Per Common Share - In 1994, the computation of primary and fully diluted earnings per share is based on the weighted average number of outstanding common shares including restricted shares and assuming the exercise of stock options. Stock warrants were treated as equity rather than debt, as this presentation was the most dilutive. The 1993 primary and fully diluted earnings per share is based on weighted average number of outstanding common shares assuming the exercise of certain stock options. Stock warrants were treated as debt rather than equity, as this presentation was the most dilutive. The 1992 earnings per share reflects the dilutive effect of the warrants, with both primary and fully diluted earnings per share being based on the weighted average number of common shares outstanding assuming the exercise of stock warrants; the inclusion of stock options would have been antidilutive. The shares used in the computations for the three years were as follows (in thousands):

                          1994           1993           1992
      Primary            16,659         12,641         14,699
      Fully diluted      16,659         12,667         14,930

     Reclassifications - Certain prior year amounts have been reclassified to conform with the presentation used in 1994.

2.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable as of December 31, 1994 and 1993 consist of the following:

                                            1994         1993
       U.S. Government:
          Amounts billed               $ 4,954,727  $ 4,618,969
        Recoverable costs and accrued
          profit on progress
          completed - not billed         4,316,359    7,899,071
        Commercial customers:
          Amounts billed                 6,194,636    4,381,582
          Recoverable costs and
           accrued profit on
           progress completed -
           not billed                      668,023    3,060,193
                                        16,133,745   19,959,815
        Less allowance for doubtful
          accounts                        (867,206)    (207,957)
        Trade accounts receivable,
          net                          $15,266,539  $19,751,858

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 1994 and 1993.

3.   INVENTORIES

     Inventories as of December 31, 1994 and 1993 consist of the following:

                                       1994          1993
       Work in process             $26,018,727    $20,361,218
       Finished goods                3,012,119      3,259,872
       Raw materials and supplies    5,038,428      7,083,837

             Total                  34,069,274     30,704,927
       Less progress payments       (6,194,184)    (3,038,267)
       Less allowance for estimated
         losses on contracts in
         progress (Note 7)            (161,153)      (321,827)

                                   $27,713,937    $27,344,833

     A portion of the above inventory balances relates to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventory on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     Included in work in process are unrecovered costs at the estimated recoverable value of $516,439 and $663,521 at December 31, 1994 and 1993, respectively. These costs relate primarily to certain over-and-above type work performed on government contracts. Recoverability of these costs is subject to future determination through negotiation or other procedures not complete at the balance sheet dates. These unrecovered costs relate to contracts under which all goods have been delivered at December 31, 1994 and 1993, respectively. All of the unrecovered costs at December 31, 1993 were settled during 1994. Management expects to recover the 1994 costs in accordance with past experience.

     Also included in work in process is $3,160,586 and $4,047,575 of deferred production, initial tooling, and related nonrecurring costs (collectively referred to as deferred costs) at December 31, 1994 and 1993, respectively. The recovery of a significant portion of these deferred costs is dependent on the number of conversions performed and actual contract prices. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial losses. Realization of approximately $1,352,082 and $1,753,630 of deferred costs at December 31, 1994 and 1993, respectively, is dependent on the profitability of firm contracts. Recoverability of the remaining $1,808,504 and $2,293,945 of deferred costs at December 31, 1994 and 1993, respectively, is dependent upon the profitability of anticipated contracts. Based on studies by the Company, management believes there exists a sufficient market to enable the Company to recover these costs.

     During 1992, the Company reassessed the potential market for aircraft conversions under one of its current programs. This reassessment reduced cost of sales by approximately $477,000 in 1992.

     The aggregate amounts of general and administrative costs incurred during 1994, 1993, and 1992 were $14,560,608,
     $15,684,055, and $14,606,944, respectively. The amounts of general and administrative costs remaining in inventories at December 31, 1994 and 1993 were $1,508,537 and $1,324,670, respectively, and are associated with government contracts.

4.   INTANGIBLE ASSETS

     Intangible assets as of December 31, 1994 and 1993 consist of the following:
                                              1994         1993
      Debt issuance costs, net of
      accumulated amortization of
      $5,075,450 and $4,883,823,
      respectively                       $  126,069    $   68,821

      Supplemental type certificates,
      net of accumulated amortization
      of $1,529,571 and $1,511,031,
      respectively.                          176,992      195,532

      Pension (see Note 10)                4,750,776    5,094,011
                                          $5,053,837   $5,358,364

     Amortization charged to operations was $210,168, $1,283,366, and $1,606,495 for the years ended December 31, 1994, 1993, and 1992, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 1994 and 1993 consist of the following:

                                              1994         1993
      Accounts payable                    $ 7,208,759  $ 5,678,660
      Salaries, wages, and related
       costs                                7,136,286    6,203,762
      Customer deposits                     2,093,068      996,389
      Self-insured health and
       dental claims reserve                1,964,176    1,380,790
      Accrued interest                        262,639       44,385
      Current portion of self-insured
       workers' compensation reserve        1,245,002    1,024,638
      Accrued rent                            213,197      137,434
      Accrued income taxes                      1,462        3,180
      Litigation settlement
       (see Note 15)                                       800,000
      Accrued postretirement
       benefits (see Note 10)                 122,000      120,000
      Other                                   489,643      206,939

                                          $20,736,232  $16,596,177

6.   LONG-TERM DEBT

     Long-term debt as of December 31, 1994 and 1993 consists of the following:

                                              1994         1993
     Bank credit facility
       described below                    $27,200,000  $35,800,000

     Note due to individual,
       bears interest at 10%,
       due in 1995, collateralized
       by a security interest in
       certain equipment                      447,173      447,173

     Other obligations, 7.3% to
       13.48%, collateralized by
       security interests in
       certain equipment                    1,167,219    1,109,296

     Total long-term debt                  28,814,392   37,356,469

     Less current maturities               13,889,790    8,789,142

     Long-term debt, net of
       current maturities                 $14,924,602  $28,567,327

     Aggregate maturities of long-term debt at December 31, 1994 are as follows:
     Year ending December 31:
       1995                                             $13,889,790
       1996                                              14,622,444
       1997                                                 262,646
       1998                                                  21,734
       Thereafter                                            17,778
        Total                                           $28,814,392

     The bank credit facility consists of the following at December
     31, 1994 and 1993:

                                              1994         1993
     Revolving Credit facility
      pursuant to $8 million
      commitment                          $ 6,200,000  $ 6,800,000
     Term Credit facility                  11,000,000   19,000,000
     Senior Subordinated Loan              10,000,000   10,000,000

                                          $27,200,000  $35,800,000

     The rates of interest applicable under the Revolving and Term Credit facilities are variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debt or increments of additional debt.

     The interest rates for the Revolving and Term Credit facilities were as follows at December 31, 1994 and 1993:

                              1994                   1993
                                   Interest               Interest
                        Amount       Rate       Amount      Rate
     Revolving Credit
       facility        $ 4,000,000   8.19%    $ 4,000,000   5.69%
                         2,200,000  10.00%    $ 2,800,000   7.50%

                       $ 6,200,000            $ 6,800,000

     Term Credit
       facility        $11,000,000   8.44%    $19,000,000   5.94%

     For the years ended December 31, 1994 and 1993, the effective interest rate for the Revolving Credit facility was 6.97 percent and 6.08 percent, respectively. For the years ended December 31, 1994 and 1993, the effective interest rate for the Term Credit facility was 6.99 percent and 6.22 percent, respectively.

     The Company reached an agreement in March 1994 with its primary lender to extend the maturity date of both the Revolving Credit facility and Term Credit facility. Both of these instruments were previously due in September 1994. The restated credit agreement provides that the maturity date of the Revolving Credit facility is September 30, 1995. The agreement also provides that the maturity date of the Revolving Credit facility can be extended to March 31, 1996 pursuant to the payment of the extension fee specified in the agreement. The provisions of the Revolving Credit facility agreement require a commitment fee of one-half of one percent per annum on the unused portion. The restated Term Credit facility provides for six equal quarterly installments of $2.0 million beginning on March 31, 1994 and continuing through June 30, 1995 and a final payment of $7.0 million on September 30, 1995. The agreement provides that the maturity date of the Term Credit facility can be extended pursuant to the payment of the extension fee specified in the agreement. This extension would allow the Company to repay the balance in two installments of $2.0 million each on September 30 and December 31, 1995 and a final payment equal to the remaining unpaid balance on March 31, 1996. The Company has assumed this extension and, accordingly, the debt has been classified as long term in accordance with the agreement.

     The Senior Subordinated Loan payable bears interest at 13.5 percent, with payments of interest only, due monthly. A
     $5,000,000 principal payment is due in September 1995 and 1996.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit the Company to incur or prohibit the Company from incurring additional indebtedness, dispose of assets, merge with other entities, declare dividends, or make capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. At December 31, 1994, the Company was in violation of both of its leverage ratio and fixed charge coverage ratio requirements for the third and fourth quarter of 1994. In addition, the Company was in violation of certain nonfinancial covenants in the fourth quarter of 1994. On April 14, 1995 the Company's primary lender issued waivers regarding these covenants and modified certain financial covenants for the first six months of 1995. In addition, the primary lender issued a Sixth Amendment to the Amended and Restated Credit Agreement (the Amendment). The Amendment states that eighty percent of any proceeds received from the Request for Equitable Adjustment (Note 11) must first be applied to the noncurrent portion of the Senior and Term loans and upon liquidation of those loans, be applied to the Revolving Credit Facility.

     At December 31, 1993, the Company had failed to assign certain leasehold interests to the bank. In addition, the Company was in violation of both of its tangible net worth requirements at December 31, 1993. Subsequently, the bank issued waivers regarding these covenants.

     In connection with the Senior Subordinated Loan, the Company granted a warrant to the bank to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The warrant provides for mandatory repurchase periods between June 15 and December 14 during 1991, 1992, and 1993. Upon written notice from the warrant holder during the mandatory repurchase periods, the Company is required to repurchase the warrant for the per share difference between the then current appraised value of the Company's common stock and the exercise price of the warrant (put price). At December 31, 1994 and 1993, the estimated aggregate put price for all shares, pursuant to the warrant, of $4,200,000, is included in the mezzanine section of the Company's financial statements. The financial statements also included an intangible asset of $2,500,000 at December 31, 1992. This asset was being amortized to interest expense over the term of the bank credit facilities. The asset was reduced to $0 along with other noncurrent intangibles as a result of the utilization of purchased operating loss carryforwards (see Note 8).

     Changes in the estimated put price prior to the first put date (June 15, 1991) were accreted; changes in the estimated put price after the first put date were recorded directly to interest expense. The $2,300,000 and $200,000 accretion in 1993 and 1992, respectively, were recorded as increases to interest expense.

     During the periods January 15, 1993 through April 14, 1993 and January 15, 1994 through September 14, 1994, the Company had the option to repurchase the warrants for the then current put price, if the warrants had not been previously exercised or repurchased. Additionally, the warrant holders had rights to demand registration of the warrants under certain circumstances. The warrants expire in September 1998.

     The warrant was neither put nor exercised by the lender as of December 31, 1993. On April 1, 1993, pursuant to the provisions of the warrant agreement, the Company called the warrant for repurchase. The call was rescindable and subject to negotiation pursuant to the terms of the warrant agreement. The amount included in the mezzanine section of the balance sheet represents management's estimate of the amount to be paid to the lender.

     As one of the conditions to the granting of the 1994 waivers and the Amendment necessary to cure the debt covenant violations at September 30, 1994 and December 31, 1994, the primary lender required rescission of the Company's call of the warrant. The warrant otherwise remains as a binding and enforceable agreement between the Company and its primary lender. The Company intends to continue to negotiate the purchase of the warrant, and any purchase or change in the Company's intent may have an impact on the Company's financial position, earnings, and cash flows depending upon the action taken.

7.   ESTIMATED LOSSES ON CONTRACTS IN PROGRESS

     The Company provides for losses on uncompleted contracts in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

     The allowance for estimated losses on contracts in progress as of December 31, 1994 and 1993 is as follows:

                                            1994       1993
       Inventory allowance (see Note 3)  $  161,153   $321,827
       Allowance for future losses on
        uncompleted contracts in
        progress                          1,345,176    583,122
                                         $1,506,329   $904,949

     Management expects that the losses provided for in the allowance for future losses on uncompleted contracts at December 31, 1994 will be incurred as follows:

      Year ending December 31:
       1995                                         $  654,388
       1996                                            690,788
                                                    $1,345,176

     Included in the allowance for future losses on uncompleted contracts is a provision of $690,788 and $495,333 at December 31, 1994 and 1993, respectively, for a certain contract. This is dependent upon the number of aircraft delivered to the Company prior to December 31, 1995, as specified in the contract. This represents management's best estimate of the anticipated losses on the ultimate number of deliveries. Deliveries greater than that estimated could result in the realization of losses in excess of the allowance provided.

     Also included in the allowance for future losses on uncompleted contracts is a provision of $654,388 that relates to a certain contract on which the Company has agreed to perform additional work. This represents management's best estimate of the total cost to perform this additional work.

     The provision for losses under one of the Company's U.S.
     Government contracts was increased by $120,000 in 1992. This change in estimate was recognized through a charge to operations. This contract was completed in 1992.

     During 1994, 1993, and 1992, a provision for estimated losses on contracts in progress in the amount of $849,843, $583,122 and $-0-, respectively, was recognized through a charge to operations to provide for reserves on specific contracts in progress at December 31, 1994, 1993, and 1992, respectively.
8.   INCOME TAXES

     Effective January 1, 1993, the Company adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which changed the Company's method of accounting for income taxes from the deferred method required under Accounting Principles Board Opinion No. 11 to the liability method. The principal difference between the liability method and the deferred method is that, under the liability method, deferred tax assets and liabilities are adjusted to reflect changes in the statutory tax rates resulting in income adjustments in the period such changes are enacted. Prior years' financial statements have not been restated for the accounting change.

     The provision (benefit) for income taxes for the year ended
     December 31, 1994, 1993, and 1992 is as follows:

                                1994         1993       1992
       Current:
         Federal           $   216,306    $ 279,333
         State                (106,190)      88,190   $ 215,541
       Deferred:
         Federal            (8,542,246)    (424,251)
         State                 217,776      376,902
                           $(8,214,354)   $ 320,174   $ 215,541

     The significant components of the deferred income tax benefit attributable to income from continuing operations for the years ended December 31, 1994 and 1993 are as follows:

                                          1994           1993
       Deferred tax benefit
         (exclusive of the
         effects of other
         components listed below)    $ (1,985,114)  $ (2,520,404)
       Utilization of operating
         loss carryforwards             4,113,600      6,025,926
       Portion of operating loss
         carryforwards allocated
         to reduce noncurrent
         intangibles                                   2,756,755
       Decrease in valuation
         allowance                    (10,452,956)    (6,309,626)

       Total deferred benefit       $ (8,324,470)   $    (47,349)

     A reconciliation between income taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

                                   Liability    Deferred      Deferred
                                    Method       Method        Method
                                     1994         1993          1992
Computed tax expense at
 federal statutory rate          $1,124,709    $ 2,580,937   $  768,767
State income taxes, net of U.S.
 federal income tax benefit       1,018,862        393,246      212,396
Stock warrant accretion                            782,000
Penalties and meals and
 entertainment                      101,213        149,048       43,412
Change in valuation allowance   (10,452,956)    (6,309,626)
Portion of tax benefit of
 operating loss carryforwards
 allocated to reduce noncurrent
 intangible assets                               2,756,755
Other                                (6,182)       (32,186)      67,500

(Benefit) provision for
 income taxes                   $(8,214,354)   $   320,174   $1,092,075

Deferred tax assets (liabilities) are comprised of the following:
Prepaid pension costs                   $(2,723,756)      $ (2,588,643)
Pension intangible asset                 (1,867,530)        (2,002,456)
Percentage of completion                                      (223,361)

     Gross deferred tax
       liabilities                       (4,591,286)        (4,814,460)

Accrued vacation                          1,492,767          1,464,429
Inventory and accounts
  receivable reserves                     5,167,840          3,654,271
Federal and state loss
  carryforwards                           3,874,359          7,987,959
Intangible assets                           890,115          1,145,167
Property, plant, and equipment              928,472          1,234,940
Alternative minimum tax credit
  carryforwards                             690,851            504,744
Pension minimum liability
  adjustment                              5,678,270          3,867,976
Percentage of completion                    262,813
Foreign corporation net loss                782,010
Other                                                          314,451

     Gross deferred tax assets           19,767,497         20,173,937
Deferred tax asset valuation
  allowance                              (2,102,417)       (12,555,373)

     Net deferred tax asset             $13,073,794       $  2,804,104

SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for certain state net operating loss carryforwards and foreign tax losses of which the realization is uncertain. Based on the Company's projected taxable income, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at December 31, 1994.

During 1994, the Company reduced its valuation allowance resulting in an increase of net deferred tax assets and an increase in the benefit for income taxes of approximately $10.5 million. This reduction in the valuation allowance was attributable to the award of a significant seven-year governmental contract which was in negotiation at December 31, 1993. Upon receipt of this award, realization of certain deferred tax assets became, in the opinion of management, more likely than not.

The net change in the deferred tax asset of $2,804,104 in 1993 related to benefits arising from loss carryforwards. The deferred tax asset related to these carryforwards has been recognized as a current asset in the consolidated balance sheet at December 31, 1993. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In prior years, management estimated that the amount of preacquisition federal operating loss carryfowards associated with the acquisition of a subsidiary to be in the range of $15 million to $20 million. The carryforward amounts were audited by the Internal Revenue Service (IRS) during 1993 and the actual carryforwards were found to be approximately $20 million.

In 1993, the Company utilized approximately $10 million of these preacquisition loss carryforwards, and, in accordance with SFAS No. 109, the utilization of these carryforwards was first used to offset all of the unamortized intangible assets associated with the acquisition. This resulted in a $2,756,755 reduction in intangible assets. The remaining operating loss carryforwards utilized during the year ended December 31, 1993 were used to reduce tax expense.

The following table shows the various expiration dates of federal and state operating loss carryforwards as of December 31, 1994:

                 Federal      Alabama      Florida     California
       1996                                            $2,777,196
       2001                 $11,588,410
       2002                  18,083,213
       2003                   1,298,339
       2004   $ 1,202,838                 $  261,343
       2005                                1,716,619
       2006     2,397,527     7,376,025    1,491,879
       2007                      68,215      447,602
       2008                   1,096,270      569,397
       2009                     808,882      956,652
              $ 3,600,365   $40,319,354   $5,443,492   $2,777,196

The alternative minimum tax credit carryforwards of $690,851 included in the deferred tax assets above do not expire.

9.   STOCK OPTIONS AND RESTRICTED SHARE PLANS

     On September 8, 1989, the stockholders approved an Incentive Stock Option and Appreciation Rights Plan and a Nonqualified Stock Option Plan, pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grant to key personnel. The plans expire by their terms on July 10, 1999 and September 8, 1999, respectively.

     Under both plans, the option price may not be less than the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but may not be exercised after ten years after the date of grant.

     Transactions under the plans are summarized as follows for the years ended December 31, 1994 and 1993:

                                          Shares
               1994                    Under Option   Price Range
      Incentive stock options:
       Granted                            128,000           $3.13
       Exercised                              -0-
      Outstanding at December 31, 1994    439,389    $.56 - $4.63
      Exercisable at December 31, 1994    375,389    $.56 - $4.63
      Nonqualified options:
       Granted                            419,000           $1.66
       Exercised                            4,171    $.56 - $1.31
       Terminated                           6,658
      Outstanding at December 31, 1994    687,847
      Exercisable at December 31, 1994    534,631
      Total common shares reserved
       and available for grant at
       December 31, 1994:
        Incentive stock options           560,611
        Nonqualified options              277,862

                                          Shares
               1993                    Under Option  Price Range

      Incentive stock options
       Granted                                -0-
       Exercised                              -0-
      Outstanding at December 31, 1993    311,389   $ .56 - $1.10
      Exercisable at December 31, 1993    311,389   $ .56 - $1.10
      Nonqualified options:
       Granted                            102,483       $4.75
       Exercised                           30,120   $ .56 - $1.00
       Terminated                           7,281
      Outstanding at December 31, 1993    279,676   $ .56 - $4.75
      Exercisable at December 31, 1993    134,205   $ .56 - $4.75
      Total common shares reserved
       and available for grant at
       December 31, 1993:
        Incentive stock options           188,611
        Nonqualified options              190,204

     Deferred Compensation - In December 1994, the Company adopted a Restricted Share Plan (the Plan) designed to attract, retain, and motivate executive officers of the Company. The Plan authorizes the issuance of 105,657 common shares of beneficial interest pursuant to restricted shares issued under the Plan. In connection with the grant of shares under the Plan, the Compensation Committee determines any vesting requirements. In December of 1994 the Company issued $175,000 of restricted shares which will be amortized over the period earned by the employee. In December 1994, the Company also established certain other unvested cash bonuses which will be amortized to compensation expense over the vesting period of two years.

10.  EMPLOYEE BENEFIT PLANS

     Pension - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham, Dothan, and Leeds, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. Pursuant to this practice, the Company made contributions of $1,271,740, $908,496, and $74,358 in
     1994, 1993, and 1992, respectively. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Pursuant to the requirements of SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, an additional minimum pension liability of $14,444,846 and $9,839,673, representing the excess of the accumulated benefit obligation over plan assets plus prepaid pension cost, was recognized at December 31, 1994 and 1993, respectively. The additional liability has been offset by intangible assets to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded as a reduction of stockholders' equity. The intangible asset and reduction of stockholders' equity are $4,750,776 and $7,748,850 (net of tax) and $5,094,011 and $4,745,662 (net of
     tax) at December 31, 1994 and 1993, respectively.

     Although the discount rate increased from 7.5 percent at December 31, 1993 to 8.75 percent at December 31, 1994 (which reduced the accumulated benefit obligation by $9,260,000), the additional minimum liability adjustment increased primarily due to lower than anticipated returns on plan assets attributable to rising interest rates.

     At December 31, 1993, a minimum liability was required to be recognized primarily due to the decline in the discount rate from 8.5 percent at December 31, 1992 to 7.5 percent at December 31, 1993. The effect of the decline in the discount rate of approximately $8,000,000 was partially offset by changes made in other actuarial assumptions to more appropriately reflect actual and expected experience of the plan. The assumption changes decreased the accumulated benefit obligation (ABO) by approximately $4,600,000. The assumptions that were changed related to mortality, retirement ages, and termination rates.

     The projected benefit obligation is the actuarial present value of that portion of the projected benefits attributable to employee service rendered to date. Service cost is the actuarial present value of the portion of the projected benefits attributable to employee service rendered during the year.

     Increases in benefit obligations due to plan amendments are amortized over the average future service of active participants. Cumulative net actuarial gains and losses in excess of the 10 percent corridor amount are amortized over the average future service of active participants.

     Net pension costs for the years ended December 31, 1994, 1993, and 1992 include the following components:

                                1994          1993           1992
      Service cost -
       benefits earned
       during the period   $ 1,456,193   $ 1,480,402   $  1,528,333
      Interest cost on
       projected benefit
       obligation            6,534,008     7,004,224      6,878,339
      Net amortization
       of prior service
       costs                   628,438       437,808        366,306

                             8,618,639     8,922,434      8,772,978
      Return on plan
       assets:
      Actual return          3,309,034    (6,279,367)    (3,931,329)
      Deferred loss        (10,536,422)     (764,812)    (2,932,477)

      Net recognized        (7,227,388)   (7,044,179)    (6,863,806)

         Net pension
          expense          $ 1,391,251   $ 1,878,255    $ 1,909,172

     The significant actuarial assumptions used in determining the present value of benefit obligations as of December 31, 1994, 1993, and 1992 were as follows:

                                        1994     1993     1992
      Weighted-average discount rate    8.75%    7.5%     8.5%
      Rate of increase in future
       compensation levels              6.0%     6.0%     6.0%
      Expected long-term rate of
       return on plan assets            9.0%     9.0%     9.0%

     The following table reconciles the pension plans' funded status and the amount reported in the consolidated balance sheets at December
     31, 1994 and 1993:

                                            1994           1993
     Actuarial present value of
      benefit obligations:
       Vested                            $81,344,657    $85,489,771
       Non-vested                            875,187      1,140,830

     Accumulated benefit
      obligation                          82,219,844     86,630,601
     Impact of future salary
      increases                            2,524,427      2,675,431

     Projected benefit obligation         84,744,271     89,306,032
     Plan assets at fair value            74,391,414     83,526,900

     Plan assets less than projected
      benefit obligation                 (10,352,857)    (5,779,132)
     Unrecognized net loss                12,218,496      7,421,093
     Unrecognized prior service cost       4,750,776      5,094,011
     Minimum pension liability
      adjustment                         (14,444,846)    (9,839,673)

     Unfunded accumulated benefit
     obligation                          $(7,828,431)   $(3,103,701)

     Nonpension Postretirment Benefits - Effective January 1, 1993, the Company adopted SFAS No. 106, EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the cost of retiree health care benefits as claims were incurred.

     The Company provides health care benefits to both salaried and hourly retired employees at its Birmingham, Leeds, and Dothan facilities. The retirees' spouse and eligible dependents are also entitled to coverage under this defined benefit plan, as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

     The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, copayments, and yearly and lifetime maximums. Currently, the plan is unfunded.

     The following table sets forth the funded status of the plan at December 31, 1994 and 1993:

                                                 1994      1993
     Accumulated postretirement
       benefit obligation:
      Retirees                               $  25,000  $  23,000
      Fully eligible active plan
       participants                             33,000     36,000
      Other active plan participants           473,000    467,000

                                               531,000    526,000
     Plan assets, at fair value                    -0-        -0-

     Accumulated postretirement
       benefit obligation in
       excess of plan assets                  531,000     526,000
     Unrecognized prior period gain           176,000     211,000
     Unrecognized transition obligation      (585,000)   (617,000)

     Accrued post retirement benefit cost   $ 122,000   $ 120,000

     Estimated postretirement benefit cost for the years ended
     December 31, 1994 and 1993 are composed of the following:

                                                 1994      1993
     Service cost-benefits attributed to
       service during the period              $27,000   $ 35,000
     Interest cost on accumulated
       postretirement benefit obligation       40,000     53,000
     Amortization of transition obligation
       over 20 years                           32,000     32,000
     Amortization of unrecognized net gain     (8,000)

         Net periodic postretirement
           benefit cost                       $91,000   $120,000

     Actuarial assumptions used were:
                                                 1994      1993
      Projected health care cost trend rate       11%      13.5%
      Ultimate trend rate                        5.5%         6%
      Year ultimate trend rate is achieved       2005       2008
      Effect of a 1% point increase in the
       health care cost trend rate on the
       postretirement benefit obligation      $45,000    $48,000
      Effect of a 1% point increase in the
       health care cost trend rate on the
       aggregate of service and interest
       cost                                    $7,000    $19,000
      Discount rate                             8.75%       7.5%

     The health care cost trend rate assumption has a significant effect on the amounts reported. Rates listed above represent assumed increases in per capita cost of covered health care benefits for 1994 and 1993, respectively. For future years the rate was assumed to decrease gradually and remain at the ultimate trend rate thereafter.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.75 and 7.5 percent at December 31, 1994 and 1993, respectively. At January 1, 1994, the weighted average discount rate used was
     7.5 percent. At January 1, 1993, the date of adoption of SFAS No. 106, the weighted average discount rate used was 8.5 percent. In addition to these changes in assumption, the mortality, retirement ages, and termination rates were also changed. These changes in assumptions were the primary cause of the $176,000 and $211,000 unrecognized gains at December 31, 1994 and 1993, respectively.

     The Company recognized $91,000 and $120,000 of expense associated with the plan in 1994 and 1993, respectively.

     Self-Insurance - It is generally the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred. The Company maintains a self-insured health insurance plan for the Birmingham, Leeds, and, effective October 1, 1992, its Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $1,964,176 and $1,380,790 for reported and incurred but not reported claims at December 31, 1994 and 1993, respectively. Expense incurred for this plan was $8,121,138, $6,561,761, and $7,259,426 for
     1994, 1993, and 1992, respectively.

     The Company also has a self-insured workers' compensation program. The Company has a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 1994 and 1993, is $850,000 that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. Use of these funds is limited by the state. The Company has reserves of $4,780,716 and $4,429,322 for reported and incurred but not reported claims at December 31, 1994 and 1993, respectively. Expense incurred on this plan was $1,399,100, $3,351,608, and $2,665,270 for 1994, 1993, and 1992, respectively.

     Defined Contribution Plan - Effective November 1, 1990, the Company adopted a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21, and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 1994, 1993, or 1992. Company contributions vest as follows:

       Years of Service                 Percent Vested
          1                                   0%
          2                                   0%
          3                                  20%
          4                                  40%
          5                                  60%
          6                                  80%
          7                                 100%

     Employees are always 100 percent vested in their contributions.

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from two to eighteen years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various leasing arrangements.

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994 are as follows:

                                       Vehicles
     Year Ending                         And
     December 31      Facilities      Equipment        Total
       1995          $ 2,330,256      $234,920      $ 2,565,176
       1996            2,403,886       112,805        2,516,691
       1997            2,405,570        46,313        2,451,883
       1998            2,407,580        31,829        2,439,409
       1999            1,348,910         2,853        1,351,763
     Thereafter        5,358,347             0        5,358,347

     Total minimum
     future rental
     commitments     $16,254,549      $428,720      $16,683,269

     Total rent expense charged to operations for the years ended December 31, 1994, 1993, and 1992 amounted to $3,128,796,
     $3,116,118, and $2,323,143, respectively. Contingent rental amounts included in rent expense amounted to $1,196,481, $1,443,128, and $830,228 for the years ended December 31, 1994, 1993, and 1992, respectively.

     United States Government Contracts - The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of the U.S. Government's audits, reviews, and investigations will not have a materially adverse effect on the Company's consolidated results of operation, financial position, or cash flows.

     U.S. Government Request For Equitable Adjustment (REA) - The
     Company has recorded revenue and a long-term unbilled receivable of approximately $3,500,000 in anticipation of settlement of a contract REA involving the KC-135 Programmed
     Depot Maintenance (PDM) contract.

     The REA, which has been certified by the Company and submitted to the U.S. Government, is for equitable adjustment of the cost effect of late delivery of government-furnished materials
     (GFM). The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact ships in work at December 31, 1994. The Company has obtained an opinion from outside legal counsel specializing in government procurement law and from independent management consultants that there is a reasonable basis to support the REA. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The Company has considered the cost impact of ships redeliverable to the government through December 31, 1994, and has recorded the claim net of reserves. The reserves are deemed necessary by the Company due to uncertainties in the process of receiving equitable adjustment related to such claims. At this time, the Company cannot estimate the length of time that will be required to resolve the claim. Should the Company not ultimately receive an equitable adjustment from the claim, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of approximately $3,500,000.

     Litigation - The Company is involved in various legal proceedings arising in the normal course of business.
     Management does not believe the ultimate outcome of such litigation will have a material adverse effect on the consolidated financial position, the results of operations of the Company, or cash flows of the Company.

12.  RELATED PARTY RECEIVABLE

     The related party receivable reflected in the balance sheet consists of various notes receivables from Matthew L. Gold, who is an officer, director, and majority stockholder of the Company.

13.  GEOGRAPHIC SEGMENTS AND MAJOR CUSTOMERS

     The Company's operations are primarily concentrated in one industry segment, the maintenance and modification of large transport aircraft. Aggregate sales to customers in foreign countries, principally in Europe, account for approximately 7 percent, 10 percent, and 15 percent of the Company's net sales for the years ended December 31, 1994, 1993, and 1992, respectively. Sales to major customers which accounted for 10 percent or more of the Company's net sales were as follows:

                                 1994         1993         1992
      U.S. Government        $98,124,351  $117,585,743  $85,799,947

14.  CONCENTRATION OF CREDIT RISK

     The Company provides aircraft modification and maintenance, as well as engineering services, primarily to the United States Government, various cargo companies, leasing companies, and commercial airlines. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an adequate allowance for potential credit losses. When the Company grants credit, with the exception of the United States Government, it is primarily to customers whose ability to pay is dependent upon the economics prevailing in the air passenger and cargo traffic industries.

     The Company invests its excess cash in deposits with major banks with strong credit ratings. These investments are typically overnight repurchase agreements and, therefore, bear minimal risk. The Company has not experienced any losses on these investments.

15.  EXTRAORDINARY ITEMS

     On August 31, 1991, the Company's Dothan facility experienced a fire that destroyed one of its hangars, as well as a customer's plane. The property loss, as well as the business interruption claim, were covered by the Company's insurance carrier.

     Amounts reflected in the 1991 financial statements relating to the property loss and business interruption claims are outlined below:

                                           Reduction
                  Accounts      Accrued     in Cost    Extraordinary   Other
                 Receivable   Liabilities  Of Sales     Gain (Loss)    Income
Property loss:
 Record
  receivable     $1,690,000                            $1,400,000    $290,000
 Less payment
  received         (500,000)
                  1,190,000

 Write-off
   destroyed
   assets                                                (299,442)
Business
  interruption:
 Record
  receivable        920,000    $(120,000)  $(800,000)
                 $2,110,000    $(120,000)  $(800,000)  $1,100,558    $290,000

     Construction of the new hangar was completed in 1992. Final settlement of the claim occurred in 1993.

     In June 1989, Rolando F. Sablon, a former stockholder and director of the Company, named the Company and other related defendants in a suit alleging theories of breach of contract, breach of fiduciary duty, common law fraud, violations of the Racketeer Influenced and Corrupt Organization Act, and violations of the Securities and Exchange Act of 1934, as well as corresponding violations of certain Florida state statutes. During 1993, this claim was settled out of court by the Company for $1.3 million. The Company's remaining indebtedness under this settlement is $-0- and $800,000 at December 31, 1994 and 1993, respectively (see Note 5). At December 31, 1993, the settlement was recorded as an extraordinary item and reduced net income by $1,274,000, net of the income tax benefit of $26,000.

16.  FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1994, the Company recorded year-end adjustments to the Company's inventory and inventory reserves, uncollectible accounts receivable, warranty reserve, year-end bonuses, and deferred tax asset valuation allowance which, in the aggregate, increased net income for the quarter and year ending December 31, 1994 by approximately $9,916,900.

     In the fourth quarter of 1993, the Company recorded year-end adjustments to the Company's self-insured workers' compensation reserve, common stock purchase warrant, inventory, and inventory reserves which, in the aggregate, increased net income for the quarter and year ending December 31, 1993 by approximately $700,000.

     In the fourth quarter of 1992, the Company recorded a significant adjustment relating to a change in management's estimate as to the appropriate level of workers' compensation insurance reserves. This adjustment reduced net income by approximately $1,100,000 for the quarter and year ending December 31, 1992.

 REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION



Board of Directors and Stockholders
Precision Standard, Inc.

Our report on the consolidated financial statements of Precision Standard, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page 32 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Birmingham, Alabama

March 31, 1995, except for
Note 6 as to which the date
is April 14, 1995.


                    PRECISION STANDARD, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the periods ending December 31, 1994, 1993 and 1992

             Balance At         Additions                       Balance
             Beginning  Charged To   Charged To                 At End of
Description  Of Period   Expense       Assets    Deductions      Period

1994

Allowance
 for
 doubtful
 accounts   $  207,957  $  636,541    $ 26,892   $     (4,184)  $  867,206

Estimated
 losses on
 contracts
 in
 progress      583,122     849,843                    (87,789)   1,345,176

Estimated
 losses on
 work in
 process       321,827     161,153                   (321,827)     161,153

Reserve for
 obsolete
 inventory   2,809,531   1,465,202     407,785        (80,295)   4,602,223

Reserve for
 warranty
 expenses      575,000   1,268,236                   (324,557)   1,518,679

Deferred
 tax asset
 valuation
 allowance  12,555,373                            (10,452,956)   2,102,417

   Total   $17,052,810  $4,380,975     $434,677  $(11,271,608) $10,596,854

1993

Allowance
 for
 doubtful
 accounts   $   75,512  $   72,667     $ 59,778                 $  207,957

Estimated
 losses on
 contracts
 in
 progress                  583,122                                 583,122

Estimated
 losses on
 work in
 process     1,412,587     321,827                (1,412,587)      321,827

Reserve for
 obsolete
 inventory   1,108,270     875,301      825,960                  2,809,531

Reserve for
 warranty
 expenses      325,000     250,000                                 575,000

Deferred
 tax asset
 valuation
 allowance                           15,359,477    (2,804,104)  12,555,373

   Total    $2,921,369  $2,102,917  $16,245,215   $(4,216,691) $17,052,810

 1992

Allowance
 for
 doubtful
 accounts   $  972,870  $  749,685             $(1,647,043)  $   75,512

Estimated
 losses on
 work in
 process     3,483,549   1,337,587              (3,408,549)   1,412,587

Reserve
 for
 obsolete
 inventory     620,323     487,947                            1,108,270

Reserve
 for
 warranty
 expenses                  325,000                              325,000

   Total    $5,076,742  $2,900,219             $(5,055,592)  $2,921,369

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT


We consent to the incorporation by reference in the registration statement of Precision Standard, Inc. on Form S-8 ( File Nos. 33-34206 and 33-79676) of our report dated March 31, 1995 except for
Note 6 as to which the date is April 14, 1995, on our audits of the consolidated financial statements and financial statement schedules of Precision Standard, Inc. as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992, which report is included in this Annual Report on Form 10-K.


Birmingham, Alabama

March 31, 1995



Item 9.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

     Not applicable.

                            PART III

Item 10.   Directors and Executive Officers of the Company.

          Information regarding the directors and executive officers of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section of the Company's definitive 1995
Proxy Statement.

Item 11.   Executive Compensation.

          Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE
COMPENSATION" section of the Company's definitive 1995 Proxy
Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

          Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT" section of the Company's definitive 1995 Proxy
Statement.

Item 13.   Certain Relationships and Related Transactions.

          Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS
WITH MANAGEMENT AND OTHERS" section of the Company's definitive
1995 Proxy Statement.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

          Financial Statement Schedules.  The Financial Statement
Schedules listed below appear in Part II, Item 8 hereof.

          a.   Financial Statements:
               Report of Independent Accountants
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

          Schedule VIII.  Valuation and Qualifying Accounts.

          Schedule X.  Supplementary Income Statement Information.

          All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

          b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1994.

          c.   Exhibits.

               2         Not applicable.

               3.1       Amended and First Restated Articles of
Incorporation of the Company.  (1)

               3.2       Amended and First Restated Bylaws of the
Company.  (1)

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

               4.8       Specimen Certificate for Common Stock.
(4)

          Pursuant to Paragraph (b)(4)(iii) of Item 601 of
Regulation S-K, the Company has not filed certain instruments with respect to other long-term debt of the Company or its consolidated subsidiaries. Copies of such documents will be furnished to the Commission upon request.

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

               10.3      Assignment and Assumption Agreement
executed July 30, 1987, effective June 4, 1986, between SG Trading Corp. and Matthew Gold. (3)

               10.4      Purchase Agreement dated December 31,
1986, between the Company and Matthew Gold.  (3)

               10.5      Purchase Agreement executed August 6,
1987, effective April 30, 1987, between the Company and Matthew
Gold.  (3)

               10.6      Contract No. N68520-87-0007 between
Monarch Aviation, Inc., and the United States Navy.  (3)

               10.7      Novation Agreement between Monarch
Aviation, Inc.,  and the Company dated August 6, 1987.  (5)

               10.8      Lease dated November 1, 1986, between
Monarch Properties and Pemco Engineers, Inc.  (3)

               10.9      Amended and Restated Incentive Stock
Option and Appreciation Rights Plan.  (6)

               10.10     Amended and Restated Nonqualified Stock
Option Plan.  (6)

               10.11     Amended Executive Employment Agreement
between the Company and Walter M. Moede effective June 1, 1993, as amended March 11, 1994. (7)

               10.12     Amended Executive Employment Agreement
between the Company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994. (7)

               10.13 Executive Employment Agreement between the Company and C. Fredrik Groth effective June 1, 1993. (7)

               12        Not applicable.

               13        Not applicable.

               16        Not applicable.

               18        Not applicable.

               21        Subsidiaries of the Company.  (7)

               22        Not applicable.

               23        Consent of Coopers & Lybrand to the
incorporation by reference of their report in Company's Form S-8
Registration Statement (File No. 33-34206 and 33-79676).

               24        Not applicable.

               27        Financial Data Schedule - Electronic Data
Gathering Analysis and Retrieval (EDGAR).

               28        Not applicable.

               29        Not applicable.
____________________

(1) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 1, 1994, and incorporated by reference herein.

(3) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987, and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1988, and incorporated by reference herein.

(6) Filed as exhibits to the Company's Definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.


                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PRECISION STANDARD, INC.



Dated:  4-13-95                By: /s/Matthew L. Gold
                                  Matthew L. Gold, President
                                  (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity                     Date



 /s/Matthew L. Gold         Chairman, President         4-13-95
Matthew L. Gold             Chief Executive Officer
                            and Director
                            (Principal Executive Officer)


 /s/Walter M. Moede         Executive Vice President    4-15-95
Walter M. Moede             Chief Financial Officer,
                            Secretary and Director
                            (Principal Financial Officer)


 /s/Donald C. Hannah        Director                    3-31-95
Donald C. Hannah



 /s/George E.R. Kinnear II  Director                    3-31-95
George E. R. Kinnear II



 /s/Wesley L. McDonald      Director                    3-31-95
Wesley L. McDonald



 /s/Ben J. Shapiro, Jr.     Director                    3-31-95
Ben J. Shapiro, Jr.