Form 10-Q
period 1995-03-31
PRECISION STANDARD INC
filed 1995-05-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
March 31, 1995

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,344,291 shares
Common Shares                   Outstanding at March 31, 1995






            PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                         March 31,   December 31,
                                          1995          1994
                                       (Unaudited)
Current assets:
  Accounts receivable, net of
   allowance for doubtful accounts     $15,208,567   $15,266,539
  Inventories                           27,887,660    27,713,937
  Prepaid expenses and other               979,323       814,548
  Deferred tax                           8,147,544     8,147,544

          Total current assets          52,223,094    51,942,568

Property, plant and equipment,
 at cost:
  Leasehold improvements                10,106,957     9,784,364
  Machinery and equipment               15,948,967    14,992,089
                                        26,055,924    24,776,453
Less accumulated depreciation          (11,405,676)  (10,837,428)

          Net property and equipment    14,650,248    13,939,025

Other assets:
  Intangible assets, net of
   accumulated amortization              5,008,943     5,053,837
  Related party receivable                 269,824       269,824
  Deposits and other                       974,595     1,004,501
  Insurance proceeds receivable            371,930       129,930
  U.S. Government request for
   equitable adjustment, net             3,510,271     3,510,271
  Deferred tax                           4,926,250     4,926,250
                                        15,061,813    14,894,613
          Total assets                 $81,935,155   $80,776,206

         The accompanying notes are an integral part of these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (CONTINUED)
              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,    December 31,
                                          1995          1994
                                       (Unaudited)
Current liabilities:
  Bank overdrafts                                    $   176,120
  Current maturities of long-term
   debt                                $21,959,988    13,889,790
  Accounts payable and accrued
   expenses                             19,916,331    20,736,232
  Accrued warranty expenses              1,469,679     1,518,679
  Estimated losses on contracts
   in progress                           2,423,176     1,345,176

          Total current liabilities     45,769,174    37,665,997

Long-term debt, net of current
  maturities                             6,040,231    14,924,602
Long-term portion of self-insured
  workers' compensation reserve          3,807,656     3,642,384
Unfunded accumulated benefit
  obligation                             7,828,431     7,828,431

          Total liabilities             63,445,492    64,061,414

Common stock purchase warrant            4,200,000     4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
   300,000,000 shares authorized,
   12,787,208 and 12,787,208
   shares issued, 12,344,291 and
   12,344,291 outstanding at
   March 31, 1995 and December 31,
   1994, respectively.                       1,279         1,279
  Additional paid-in capital               937,784       937,784
  Deferred compensation on
   restricted shares                      (153,125)     (175,000)
  Retained earnings                     21,656,022    20,058,166
  Translation adjustments                 (102,106)
  Minimum pension liability
   adjustment                           (7,491,604)   (7,748,850)
                                        14,848,250    13,073,379
  Less cost of treasury shares
   (337,260)                              (558,587)     (558,587)

          Total stockholders' equity    14,289,663    12,514,792
          Total liabilities and stock-
           holders' equity             $81,935,155   $80,776,206

         The accompanying notes are an integral part of these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME


                                          Three        Three
                                       Months Ended  Months Ended
                                         March 31      March 31,
                                           1995         1994
                                       (Unaudited)   (Unaudited)
Net sales                              $41,146,180   $34,858,204
Cost of sales                           33,815,436    30,776,295

     Gross profit                        7,330,744     4,081,909

Selling, general and
  administrative expenses               (4,407,118)   (3,250,200)
Bad debt recovery (expense)               (189,055)       67,047
Research and development expense          (216,785)     (242,060)

     Income from operations              2,517,786       656,696

Other income (expense):
  Interest expense                        (779,832)     (781,847)
  Other, net                                13,902       (67,354)

     Income (loss) before
      income taxes                       1,751,856      (192,505)

  Income tax expense                      (154,000)      (39,040)

     Net income (loss)                 $ 1,597,856   $  (231,545)

Earnings (loss) per common share:
 Primary:
   Before extraordinary item           $       .10   $      (.02)
   Extraordinary item

     Total                             $       .10   $      (.02)

 Fully diluted:
   Before extraordinary item           $       .10   $      (.02)
   Extraordinary item

     Total                             $       .10   $      (.02)

Weighted average number of common
shares outstanding                      16,492,952    12,341,141

         The accompanying notes are an integral part of these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS


                                        Three          Three
                                     Months Ended   Months Ended
                                       March 31       March 31,
                                         1995           1994
                                     (Unaudited)    (Unaudited)
Cash flows from operating
activities:
  Net income (loss)                    $1,597,856   $  (231,545)

  Adjustments to reconcile
     net income (loss) to net
     cash provided from operating
     activities:
  Depreciation and amortization           617,404       692,648
  Pension cost in excess of
    funding                               257,246        13,572
  Provision for losses on receivables     189,055
  Provision for warranty expense           50,000         3,000
  Provision for losses on
    contracts in progress               1,278,000       134,020
  Recognition of deferred compensation
    on restricted shares                   21,822
  Gain on disposition of equipment         (5,500)

  Changes in assets and
   liabilities:
     Accounts receivable                  (36,650)   (2,591,204)
     Inventories                         (131,755)    4,538,674
     Prepaid expenses                    (133,673)     (251,586)
     Deposits and other                    29,987       (40,703)
     Accounts payable and
      accrued expenses                   (948,913)    1,088,262
     Accrued warranty expense             (99,000)
     Estimated losses on contracts
      in progress                        (200,000)
     Self-insured workers'
      compensation reserve                116,154      (249,215)
   Total adjustments                    1,004,177     3,337,468

   Net cash provided by
   operating activities                 2,602,033     3,105,923

Cash flows from investing
activities:
  Insurance proceeds receivable          (242,000)
  Capital expenditures                   (753,468)     (757,916)
  Proceeds from sale of equipment           5,500
   Net cash used in
   investing activities                $ (989,968)  $  (757,916)


           The accompanying notes are an integral part of these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                         Three          Three
                                      Months Ended   Months Ended
                                        March 31,      March 31,
                                          1995           1994
Cash flows from financing
activities:

  Proceeds from issuance of
    common stock                                     $       718

  Net repayments
    under short-term obligations     $    (25,302)

  Borrowings under revolving
    credit facility                    12,600,000     14,600,000

  Repayments under revolving
    credit facility                   (11,800,000)   (14,200,000)

  Principal payments under
    long-term obligations              (2,113,503)    (2,081,344)

  Change in cash overdraft               (176,119)      (667,381)

    Net cash used in
    financing activities               (1,514,924)    (2,348,007)

Effect of exchange rate changes
 on cash and cash equivalents             (97,141)

Net increase in cash
  and cash equivalents                        -0-            -0-

Cash and cash equivalents
  beginning of period                         -0-            -0-

Cash and cash equivalents
  end of period                       $       -0-   $        -0-

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
   Interest                           $   721,863    $   461,336
   Income taxes                            25,300        124,500

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                   $   524,635            -0-

         The accompanying notes are an integral part of these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 10-K. Certain reclassifications have been made to the 1994 financial statements included herein to conform with the presentation used in 1995.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash - Under the Company's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. At March 31, 1995, these credit balances in the amount of $347,579 are included in accounts payable. Such credit balances were classified as Bank Overdrafts at December 31, 1994. In subsequent financial presentations, amounts will be classified as Bank Overdrafts only to the extent that funds are actually borrowed from the Company's financial institutions which equates to the Company having insufficient funds.

     Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at the exchange rate for the end of the accounting period. Income and expenses are translated at average rates of exchange. Translation adjustments are accumulated in a separate component of stockholders' equity.

3.   INVENTORIES

     Inventories consist of the following:

                                     March 31,       December 31,
                                       1995             1994
                                    (Unaudited)
     Work in-process                $27,646,666      $26,018,727
     Finished goods                   3,531,241        3,012,119
     Raw materials and supplies       5,478,952        5,038,428
          Total                     $36,656,859      $34,069,274

     Less progress payments          (8,715,038)      (6,194,184)
     Less reserve for estimated
       losses on contracts in
       progress                         (54,161)        (161,153)
                                    $27,887,660      $27,713,937

4.   EARNINGS PER COMMON SHARE

     In the first quarter of 1995, the computation of primary and fully diluted earnings per share is based on the weighted average number of outstanding common shares including restricted shares and assumes the exercise of certain stock options. Stock warrants are treated as equity rather than debt, as this presentation is the most dilutive. The stock warrants were granted to the Company's primary lender in connection with the Senior Subordinated Loan and allow for the purchase of 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The computation of the loss per common share in the first quarter of 1994 is based on the weighted average number of outstanding common shares. The inclusion of stock options and stock warrants would be antidilutive in the first quarter of 1994.

5.   NOTES PAYABLE

                                     March 31,      December 31,
                                       1995            1994
     Short term debt consists of
     the following:

     Term Credit facility            $ 9,000,000    $ 8,000,000
     Senior Subordinated Loan          5,000,000      5,000,000
     Revolving Credit facility         7,000,000

     Note due to individual, bears       447,173       447,173
     interest at 10% collaterized
     by a security interest in
     certain equipment

     Other obligations, collaterized     512,815       442,617
     by security interests in certain
     equipment

                                     $21,959,988   $13,889,790

     Long term debt consists of the
     following:

     Term Credit facility                          $ 3,000,000
     Senior Subordinated Loan        $ 5,000,000     5,000,000
     Revolving Credit facility                       6,200,000

     Other obligations,                1,040,231       724,602
     collaterized by security
     interests in certain
     equipment
                                     $ 6,040,231    $14,924,602

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

     The Term Credit facility provides for a quarterly installment of $2.0 million at June 30, 1995, and a final payment of $7.0 million on September 30, 1995. The agreement provides that the maturity date of the Term Credit facility can be extended pursuant to the payment of the extension fee specified in the agreement. This extension would allow the Company to repay the balance in two installments of $2.0 million each on September 30 and December 31, 1995 and a final payment equal to the remaining unpaid balance on March 31, 1996.

     The Senior Subordinated Loan is repayable in two principal installments of $5.0 million each, due in September 1995 and 1996.

     At December 31, 1994, the Company was in violation of both its leverage ratio and fixed charge coverage ratio requirements related to its Term Credit facility for the third and fourth quarters of 1994. On April 14, 1995, the Company's primary lender issued waivers regarding these covenants and modified certain financial covenants for the first six months of 1995. As one of the conditions to granting the waivers and modifying the covenants, the Company's primary lender required that the Company rescind its call of a warrant that was granted to the primary lender in connection with the Company's Senior Subordinated Loan. The warrant gives the Company's primary lender the right to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The Company intends to continue to negotiate for the purchase of the warrant and as such the warrant remains in the mezzanine section of the balance sheet at $4.2 million. A purchase of the warrant or a change in the Company's intent with respect thereto, may have an impact on the Company's financial position, earnings, and cash flows, depending on the action taken.

     In addition, the primary lender issued a Sixth Amendment to the Amended and Restated Credit Agreement (the Amendment). The Amendment states that eighty percent of any proceeds received from the Request for Equitable Adjustment (Note 6) must first be applied to the noncurrent portion of the Senior and Term loans and, upon liquidation of those loans, be applied to the Revolving Credit facility.

6.   CONTINGENCIES

     The Company recorded revenue and a long-term unbilled receivable of approximately $3.5 million in the second and third quarters of 1994 in anticipation of settlement of a contract request for equitable adjustment (REA) involving the KC-135 Programmed Depot Maintenance (PDM) contract.

     The REA, which has been certified by the Company and submitted to the U.S. Government, is for equitable adjustment of the cost effect of late delivery of government-furnished materials
     (GFM). The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact ships in work at March 31, 1995. The Company has obtained an opinion from outside legal counsel specializing in government procurement law and from independent management consultants that there is a reasonable basis to support the REA. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The Company has considered the cost impact of ships redeliverable to the government through December 31, 1994, and has recorded the claim net of reserves. The reserves are deemed necessary by the Company due to uncertainties in the process of receiving equitable adjustment related to such claims. At this time, the Company cannot estimate the length of time that will be required to resolve the claim. Should the Company not ultimately receive an equitable adjustment from the claim, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of approximately $3.5 million.


               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended March 31, 1995
Versus three months ended March 31, 1994

Revenues for the first quarter of 1995 increased 18%, from $34.9 million for 1994 to $41.1 million for 1995. Government sales increased 11% in the first quarter, from $23.7 million in 1994 to $26.3 million in 1995. Commercial sales increased 33% in the first quarter, from $11.2 million in 1994 to $14.8 million in 1995. The Company's mix of business between government and commercial customers remained relatively constant in the first quarter of 1995 as compared to the first quarter of 1994 (64% government in 1995 versus 68% in 1994; 36% commercial in 1995 versus 32% in 1994).

The increase in government sales was due primarily to an increase in revenue on the KC-135 aircraft program and the space vehicle and support system program. The Company redelivered fifteen KC-135 Programmed Depot Maintenance (PDM) aircraft in 1994 versus fourteen in 1995. However, seven of the fifteen redeliveries in 1994 were partial redeliveries and were accounted for on a percentage of completion basis. The aircraft were partially redelivered due to the disruption of scheduled work flow which occurred as a result of the lack of government furnished material. Additionally, the Company redelivered four KC-135 drop-in aircraft in the first quarter of 1995 versus one aircraft in the first quarter of 1994. First quarter 1995 sales for the space vehicle and support system product line increased over sales in the first quarter of 1994 due to the disruption of business caused by the January, 1994 earthquake in California.

The increase in commercial sales is due to (a) an increase in the number of 727 cargo conversion redeliveries (two redeliveries in 1995 versus no redeliveries in 1994), (b) an increase in aircraft maintenance and modification services, other than cargo conversion aircraft, which includes revenue recognized under a contract with a major airline, (c) an increase in sales from the Company's aircraft cargo handling systems product line, and (d) revenue generated at the Company's aircraft maintenance facility in Copenhagen, Denmark, which began operations in May of 1994. The above increases in commercial sales are partially offset by a reduction in the number of 737 cargo conversion redeliveries (three redeliveries in 1994 versus two redeliveries in 1995).

The ratio of cost of sales ($33.8 million in 1995; $30.8 million in 1994) to net sales ($41.1 million in 1995; $34.9 million in 1994) decreased from 88% in 1994 to 82% in 1995. The resultant increase in gross profit is attributable primarily to the increase in revenue on the KC-135 aircraft program and to increased efficiency on the Company's 737 cargo conversion program. Gross profits were also favorably impacted by the increase in revenue from the Company's aircraft cargo handling system and space vehicle and support system product lines. Partially offsetting the above favorable impacts on gross profit were recorded losses associated with the aircraft maintenance facility in Copenhagen, Denmark and an increase in contract loss reserves related to a 727 cargo conversion contract to be performed at the Copenhagen facility.

Selling, general and administrative expense increased from $3.3 million in 1994 to $4.4 million in 1995 and increased as a percentage of sales from 9.3% in 1994 to 10.7% in 1995.

The Company recorded bad debt expense of $0.2 million in 1995 versus a bad debt recovery of $.1 million in 1994. Research and development expense remained at $0.2 million for both the first quarter of 1995 and 1994.

Interest expense remained constant at $0.8 million for both the first quarter of 1995 and 1994. From March of 1994 to March of 1995, the Company paid $8.0 million in principal against its Term Credit facility. However, the effective average interest rate in the first quarter of 1995 on the Term Credit facility and the Revolving Credit facility was 8.65% versus 6.17% in the first quarter of 1994. The average outstanding balance on the Revolving Credit facility for the first quarter of each year remained approximately the same.

The Company booked $0.2 million of state and federal income tax expense in the first quarter of 1995 versus $0.04 million in the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated indebtedness at March 31, 1995 is $28.0 million versus $28.8 million at December 31, 1994. The Company paid $2.0 million in the first quarter of 1995 against its Term Credit facility but utilized $7.0 million of its Revolving Credit facility at March 31, 1995 versus $6.2 million at December 31, 1994. The Company also financed various purchases of equipment under capital lease agreements in the first quarter of 1995, increasing its indebtedness by approximately $0.5 million.

As discussed in Note 5 to the financial statements, both the Revolving Credit facility and the Term Credit facility mature in September of 1995, but can be extended to March 31, 1996, pursuant to the payment of an extension fee. The Company intends to extend both debt facilities to March of 1996. Under the extension, the Term Credit facility provides for a payment of $2.0 million at June 30, 1995, September 30, 1995 and December 31, 1995 with the final payment of $3.0 million at March 31, 1996. The Revolving Credit facility is due in its entirety, under the extension, at March 31, 1996. The Company reclassed the outstanding balances of both the Term Credit facility and the Revolving Credit facility to short-term in the first quarter of 1995, in accordance with the provisions above. The Company's Senior Subordinated Loan has a $5.0 million principal payment due in September 1995 and 1996.

The Company is required to maintain various financial ratios and minimum net worth amounts in conjunction with the debt facility specified above. At December 31, 1994, the Company was in violation of both the leverage ratio and fixed charge ratio requirements of its Term Credit facility for the third and fourth quarters of 1994. On April 14, 1995, the Company's primary lender issued waivers regarding these covenants and modified certain financial covenants for the first six months of 1995. In addition, the primary lender issued a Sixth Amendment to the Amended and Restated Credit Agreement which states that eighty percent of any proceeds from the Request for Equitable Adjustment (Note 6) must first be applied to the noncurrent portion of the Senior and Term loans and, upon liquidation of those loans, be applied to the Revolving Credit facility. The primary lender also required, as a condition to the granting of the waivers, that the Company rescind its call of the warrant that was issued in connection with the Senior Subordinated Loan. The warrant grants to the primary lender the right to purchase 4,215,753 shares of the Company's common stock at an exercise price of $.24 per share.

The Company intends to continue to negotiate for the purchase of the warrant and as such the warrant remains in the mezzanine section of the balance sheet at $4.2 million. A purchase of the warrant or a change in the Company's intent with respect thereto, may have an impact on the Company's financial position, earnings and cash flows, depending on the action taken. The Company also anticipates restructuring or refinancing its existing credit facilities during 1995.

Net working capital decreased $7.8 million in the first quarter of 1995, from $14.3 million at December 31, 1994 to $6.5 million at March 31, 1995, principally due to the reclassification of the $7.0 million Revolving Credit facility balance and $1.0 million of the Term Credit facility to short term.

Under the Company's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. At March 31, 1995, these credit balances in the amount of $347,579 are included in accounts payable. Such credit balances were classified as Bank Overdrafts at December 31, 1994. In financial presentations subsequent to December 31, 1994, amounts will be classified as Bank Overdrafts only to the extent that funds are actually borrowed from the Company's financial institutions which equates to the Company having insufficient funds.

Following is a discussion of the significant items on the Company's Consolidated Statement of Cash Flows for the period ended March 31, 1995 and March 31, 1994.

Pension cost in excess of funding increased from the first quarter of 1994 to the first quarter of 1995 due to an increase in recorded pension expense. The Company funded its pension obligation for the same amount in both years.

A provision of $1.3 million for losses on contracts in progress was recorded for the first 727 conversion contract to be worked at the Company's Copenhagen aircraft maintenance facility. The provision was required due to unfavorable movements in the kroner/dollar exchange rate and an anticipated higher cost associated with the facility's first aircraft conversions.

Inventory increased slightly in the first quarter of 1995 ($0.1 million) compared to a $4.5 million reduction in the first quarter of 1994. In 1994, work in process decreased $2.4 million, customer financed progress payment balances increased $2.7 million and raw stock increased $0.3 million. In 1995, work in process increased $1.6 million, customer financed progress payment balances increased $2.5 million, raw stock increased $0.4 million and finished goods increased $0.5 million. In 1994, the progress payment balance increased mainly due to a reduction in the fully-completed redelivery of KC-135 aircraft. Seven of the fifteen redeliveries in the first quarter were partial redeliveries. In 1995, the progress payment balance increased primarily due to commercial customer progress payments on the Company's aircraft maintenance and modification contracts.

Accounts payable and accrued expenses decreased $0.9 million in the first quarter of 1995 primarily due to a $1.2 million decrease in Unearned Customer Deposits. Accounts payable and accrued expenses increased $1.1 million in the first quarter of 1994 primarily due to an increase in accrued wages. The fluctuation in accrued wages is a function of the relationship of the calendar and the Company's payroll schedule.

The Company increased its insurance proceeds receivable and recorded income of $0.2 million in the first quarter of 1995 due to an additional anticipated insurance recovery for damages incurred during the January, 1994 California earthquake.

The Company utilized $7.0 million of its Revolving Credit facility at March 31, 1995 versus $6.2 million at December 31, 1994 and $7.2 million at March 31, 1994. In the first quarter of 1995, the Company used its cash provided from operating activities and $0.8 million from the Revolving Credit facility to fund a $2.0 million principal payment on the Term Credit facility as well as $0.1 million for payments on various capital leases. The Company also expended $0.8 million for capital items. In the first quarter of 1994, the Company used its cash provided from operating activities and $0.4 million from the Revolving Credit facility to fund a $2.0 million Term Credit facility principal payment, $0.1 million for payments on various capital leases, and $0.8 million for capital items.

The assets and liabilities of the Company's Denmark operations are recorded in Danish kroner and are translated to U.S. dollars at the exchange rates prevailing at the end of the accounting period. Income and expenses are translated at the average of the exchange rates during the period. Translation adjustments are accumulated in a separate component of stockholders' equity. The translation adjustment at March 31, 1955 was $0.1 million and the effect of the exchange rate changes on cash equivalents during the first quarter was a decrease of $0.1 million.

BACKLOG

The following table presents the backlog (in thousands of dollars) at March 31, 1995 and 1994:

                                1995           1994
     U.S. Government          $ 86,791       $104,246
     Commercial                 52,349         49,214
     Total                    $139,140       $153,460

For the period ending March 31, 1995, 62% of the Company's backlog was for the U.S. Government versus 68% for the period ending March 31, 1994. The backlog for the U.S. Government decreased $17.5 million primarily due to performance of work over the past twelve months under the Company's HERA contract. The HERA contract is the Company's largest contract for its Space Vehicles and Support Systems. The HERA contract backlog at March 31, 1994 was approximately $27.9 million versus $15.0 million at March 31, 1995. The Company's U.S. Government backlog also decreased due to the completion of the Company's contract at the government-owned, company operated facility at Bergstrom U.S. Air Force Base and due to a $4.0 million reduction in C-130 orders. Commercial backlog increased $3.1 million primarily due to the additional scheduling of $8.4 million of 727 cargo conversion aircraft, offset by a reduction of $5.0 million of 737 cargo conversion aircraft.

Approximately $24.7 million of the backlog at March 31, 1995 (compared to $25.6 million at March 31, 1994) included above may not be considered firm as it includes maintenance and modification work to be performed on optional aircraft. Approximately $15.5 million of the backlog at March 31, 1995 (compared to $26.9 million at March 31, 1994) included above are firm orders that have not yet been funded. Additionally, the Company has approximately $200 million of firm but unfunded backlog associated with the six follow-on years of the KC-135 contract and $6.5 million associated with the final year of the C-130 contract, neither of which is included in the figures cited above.

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

The anticipated general decline in defense spending by the U.S. Government is expected to have mixed implications for the Company. Reduced fleet size and fewer new aircraft development projects will be offset by the need to keep older aircraft in operation. Nevertheless, the competitive nature of the Company's industry requires constant evaluation of production efficiency and pricing in both the government and commercial markets. The Company knows of no current or foreseeable trend which will diminish its market share for any of its principal products or services.

CONTINGENCIES

As previously discussed, a denial of the Company's request for equitable adjustment from the U.S. Government for the cost impact of late delivery of government furnished material on its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $3.5 million.

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




                                   PRECISION STANDARD, INC.



Date:           5-12-95            By:  /s/Matthew L. Gold
                                        Matthew L. Gold
                                        Chairman, President and
                                        Chief Executive Officer




Date:           5-12-95            By:  /s/Matthew L. Gold
                                        Walter M. Moede
                                        Executive Vice President
                                        & Chief Financial Officer