Form 10-K/A
period 1994-12-31
PRECISION STANDARD INC
filed 1995-06-09
CIK 771729

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes No




The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K dated December 31, 1994, as set forth below:

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

                4.6 First Amendment to Amended and Restated Credit Agreement dated as of June 14, 1989. (1)

                4.7 First Amendment to Amended and Restated Senior Subordinated Loan Agreement dated June 14, 1989. (1)

                4.8          Specimen Certificate for Common Stock.
(4)

                4.9 Sixth Amendment to Amended and Restated Credit Agreement and Waiver between the Company and Bank of America NT&SA.

                4.10         Rescission and Release Agreement
between the Company and Bank of America National Trust and Savings
Association.




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

                              PRECISION STANDARD, INC.

Date:                             By: /s/Matthew L. Gold
                                      Matthew L. Gold
                                      Chairman, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

Date:                             By: /s/Walter M. Moede
                                      Walter M. Moede
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)