Form 10-Q
period 1995-06-30
PRECISION STANDARD INC
filed 1995-08-21
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 1995

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

Class of Securities                Outstanding Securities
$.0001 Par Value                   12,451,239 shares
Common Shares                      Outstanding at August 1, 1995








PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                          June 30,     December 31,
                                           1995           1994

                                        (Unaudited)
Current assets:
  Accounts receivable, net of
   allowance for doubtful accounts      $18,100,860    $15,266,539
  Inventories                            26,576,695     27,713,937
  Prepaid expenses and other              1,334,486        814,548
  Deferred tax                            6,245,783      8,147,544

          Total current assets           52,257,824     51,942,568

Property, plant and equipment, at cost:
  Leasehold improvements                 10,444,421      9,784,364
  Machinery and equipment                16,510,040     14,992,089
                                         26,954,461     24,776,453
  Less accumulated depreciation         (12,002,608)   (10,837,428)

          Net property and equipment     14,951,853     13,939,025

Other assets:
  Intangible assets, net of
   accumulated amortization               4,993,931      5,053,837
  Related party receivable                  269,824        269,824
  Deposits and other                        982,216      1,004,501
  Insurance proceeds receivable             371,930        129,930
  U.S. Government request for
   equitable adjustment, net              5,612,000      3,510,271
  Deferred tax                            4,926,250      4,926,250
                                         17,156,151     14,894,613

          Total assets                  $84,365,828    $80,776,206


            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,     December 31,
                                            1995          1994
                                        (Unaudited)
Current liabilities:
  Current maturities of long-term
   debt                                 $26,538,757     $13,889,790
  Accounts payable and accrued
   expenses                              24,582,158      20,912,352
  Accrued warranty expense                1,323,279       1,518,679
  Estimated losses on contracts
   in progress                            2,046,239       1,345,176

          Total current liabilities      54,490,433      37,665,997

Long-term debt, net of current
  maturities                              1,489,378      14,924,602
Long-term portion of self-insured
  workers' compensation reserve           3,341,554       3,642,384
Unfunded accumulated benefit
  obligation                              7,828,431       7,828,431

          Total liabilities              67,149,796      64,061,414

Common stock purchase warrant                             4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
   300,000,000 shares authorized,
   12,787,208 and 12,787,208
   shares issued, 12,451,239 and
   12,344,291 outstanding at
   June 30, 1995 and December 31,
   1994, respectively                         1,280          1,279
  Additional paid-in capital              5,138,620        937,784
  Deferred compensation on
   restricted shares                       (131,250)      (175,000)
  Retained earnings                      19,980,415     20,058,166
  Translation adjustments                    19,908
  Minimum pension liability
   adjustment                            (7,234,354)    (7,748,850)
                                         17,774,619     13,073,379
  Less cost of treasury shares
   (337,260 shares)                        (558,587)      (558,587)

          Total stockholder's equity     17,216,032     12,514,792
          Total liabilities and stock-
           holders' equity              $84,365,828    $80,776,206

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME

                                           Three          Three
                                        Months Ended    Months Ended
                                          June 30,       June 30,
                                            1995           1994
                                        (Unaudited)     (Unaudited)
Net sales                               $42,205,228     $36,255,375
Cost of sales                            36,002,124      30,249,106
     Gross profit                         6,203,104       6,006,269

Selling, general and
  administrative expenses                (4,828,879)     (3,813,669)
Bad debts recovery (expense)                (49,311)         15,845
Research and development expense           (118,562)       (272,714)
     Income from operations               1,206,352       1,935,731

Other expense:
  Interest expense                         (849,610)       (888,057)
  Other, net                               (164,739)        (15,004)
     Income before income taxes             192,003       1,032,670

Income tax expense                       (1,867,610)        (77,725)

     Net income (loss)                  $(1,675,607)    $   954,945


Earnings (loss) per common share*:
 Primary:
  Before extraordinary item             $      (.13)    $       .06
  Extraordinary item

    Total                               $      (.13)    $       .06

Fully diluted:
  Before extraordinary item             $      (.13)    $       .06
  Extraordinary item

    Total                               $      (.13)    $       .06

Weighted average number of common
shares outstanding                       12,442,850      16,606,895

     *See basis of computation in Note 4 to the Consolidated Financial
      Statements.


            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                            Six            Six
                                        Months Ended   Months Ended
                                          June 30,       June 30,
                                            1995          1994
                                        (Unaudited)    (Unaudited)
Net sales                               $83,351,408    $71,113,579
Cost of sales                            69,817,560     61,025,401
   Gross profit                          13,533,848     10,088,178

Selling, general and
  administrative expenses                (9,235,996)    (7,063,870)
Bad debts recovery (expense)               (238,366)        82,892
Research and development expense           (335,347)      (514,774)
   Income from operations                 3,724,139      2,592,426

Other expense:
  Interest expense                       (1,629,443)    (1,669,904)
  Other, net                               (150,837)       (82,357)
   Income before income taxes             1,943,859        840,165

Income tax expense                       (2,021,610)      (116,765)

   Net income (loss)                    $   (77,751)   $   723,400

Earnings (loss) per common share*:
 Primary:
   Before extraordinary item            $      (.01)   $      .05
   Extraordinary item

    Total                               $      (.01)   $      .05

Fully diluted:
   Before extraordinary item            $      (.01)   $      .05
   Extraordinary item

    Total                               $      (.01)   $      .05

Weighted average number of common
shares outstanding                       12,393,571    16,630,978

     *See basis of computation in Note 4 to the Consolidated
      Financial Statements.


            The accompanying notes are an integral part of
               these consolidated financial statements.

              PRECISION STANDARD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Six            Six
                                        Months Ended   Months Ended
                                          June 30,       June 30,
                                            1995           1994
                                        (Unaudited)    (Unaudited)
Cash flows from operating
activities:
  Net income (loss)                     $   (77,751)   $   723,400

  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization           1,301,002      1,413,086
  Pension cost in excess of
    funding                                 514,496         48,884
  Provision for warranty expense             77,000          3,000
  Provision for losses on
    contracts in progress                 1,561,918        978,052
  Provision for losses on
    receivables                             238,366
  Recognition of deferred compensation
    on restricted shares                     43,750
  Gain on disposition of equipment           (5,500)
  Changes in assets and
    liabilities:
      Accounts receivable                (2,933,215)    (1,626,649)
      Inventories                         1,239,910      4,763,459
      Prepaid expenses                     (472,133)      (623,587)
      Intangible assets                     (64,645)      (266,913)
      U.S. Government request for
       equitable adjustment, net         (2,101,729)    (2,143,271)
      Deferred taxes                      1,901,761
      Deposits and other                     22,279        (25,780)
      Accounts payable and
       accrued expenses                   3,611,499      2,793,441
      Accrued warranty expense             (272,400)
      Estimated losses on contracts
       in progress                         (882,850)      (352,507)
      Self-insured workers'
       compensation reserve                (300,830)      (532,792)
     Total adjustments                    3,478,679      4,428,423
   Net cash provided by
   operating activities                   3,400,928      5,151,823

Cash flows from investing
activities:
     Capital expenditures                (1,432,144)    (1,066,301)
     Insurance proceeds receivable         (242,000)      (204,930)
     Proceeds from sale of equipment          5,500

     Net cash used in
     investing activities               $(1,668,644)   $(1,271,231)

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                            Six            Six
                                        Months Ended   Months Ended
                                          June 30,       June 30,
                                            1995           1994
                                         (Unaudited)   (Unaudited)
Cash flows from financing
activities:

  Proceeds from issuance of
     common stock                       $       837    $     3,072

  Net repayments
     under short-term obligations           (23,150)        (5,178)

  Borrowings under revolving
     credit facility                     22,100,000     29,200,000

  Repayments under revolving
     credit facility                    (20,300,000)   (28,000,000)

  Principal payments under
     long-term obligations               (3,306,567)    (4,164,539)

  Change in cash overdraft                 (176,120)      (798,185)

     Net cash used in
     financing activities                (1,705,000)    (3,764,830)

     Effect of exchange rate changes
     on cash and cash equivalents           (27,284)

Net increase in cash
  and cash equivalents                          -0-        115,762

Cash and cash equivalents
  beginning of period                           -0-            -0-

Cash and cash equivalents
  end of period                         $       -0-    $   115,762

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
   Interest                             $ 1,497,115    $ 1,218,439
   Income taxes                             123,950        230,800

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $   743,460    $   127,327
  Reclassification of common stock        4,200,000
   purchase warrant to additional
   paid in capital

            The accompanying notes are an integral part of
               these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 10-K. Certain reclassifications have been made to the 1994 financial statements included herein to conform with the presentation used in 1995.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash - Under the Company's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The Company had a net cumulative credit balance in the amount of $167,963 at June 30, 1995 and $176,120 at December 31, 1994 which is included in accounts payable. Such credit balances were classified as Bank Overdrafts in the Company's 1994 10-K. In subsequent financial presentations, amounts will be classified as Bank Overdrafts only to the extent that funds are actually borrowed from the Company's financial institutions which equates to the Company having insufficient funds.

     Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at the exchange rate for the end of the accounting period. Income and expenses are translated at average rates of exchange. Translation adjustments are accumulated in a separate component of stockholders' equity.

3.   INVENTORIES

     Inventories consist of the following:

                                      June 30,    December 31,
                                        1995         1994
                                    (Unaudited)
     Work in-process                $26,085,456   $26,018,727
     Finished goods                   3,465,302     3,012,119
     Raw materials and supplies       5,545,252     5,038,428
          Total                     $35,096,010   $34,069,274


     Less progress payments          (8,514,990)   (6,194,184)
     Less allowance for estimated
      losses on contracts in
      progress                           (4,325)     (161,153)
                                    $26,576,695   $27,713,937

4.   EARNINGS PER COMMON SHARE

     The computation of the loss per common share in 1995 is based on the weighted average number of outstanding common shares. The inclusion of stock options and stock warrants would be antidilutive. The computation of the earnings per common share in 1994 is based on the weighted average number of outstanding common shares assuming the exercise of stock options and stock warrants. The stock warrants were granted to the Company's primary lender in connection with the Senior Subordinated Loan and allow for the purchase of 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share.

5.   NOTES PAYABLE

                                       June 30,     December 31,
                                         1995          1994
     Short term debt consists of
     the following:

     Term Credit facility            $ 8,000,000      $ 8,000,000
     Senior Subordinated Loan         10,000,000        5,000,000
     Revolving Credit facility         8,000,000

     Note due to individual, bears                        447,173
     interest at 10% collateralized
     by a security interest in
     certain equipment

     Other obligations,
     collateralized                      538,757          442,617
     by security interests
     in certain equipment

                                     $26,538,757      $13,889,790
     Long term debt consists of
     the following:

     Term Credit facility                             $ 3,000,000
     Senior Subordinated Loan                           5,000,000
     Revolving Credit facility                          6,200,000

     Note due to individual, bears       447,173
     interest at 10% collateralized
     by a security interest in
     certain equipment

     Other obligations,                1,042,205          724,602
     collateralized by security
     interests in certain
     equipment
                                     $ 1,489,378      $14,924,602

     On June 30, 1995, the Company paid $1.0 million of the $2.0 million installment scheduled under the Company's Term Credit facility. The remaining $1.0 million was paid on July 11, 1995. This delay can be attributed in part to payment processing problems of the Company's largest customer, which resulted in the Company being paid outside of its contractual terms. In addition, the Company's cash resources continue to be strained by the cost effect of late delivery of government furnished materials. See also, Note 6 - Contingencies.

     Under the restated credit agreement, the Company's nonpayment of the entire quarterly installment on June 30, 1995 constituted an event of default which may not have been cured by the subsequent payment of the balance of that installment. As a result, the Company's primary lender may claim the right to demand repayment of all obligations owed to it by the Company. While the Company does not believe that any such claim is likely and believes that it would have meritorious defenses to such a claim if made, the Company has elected to classify as current that $5.0 million of the Company's Senior Subordinated Loan due under the restated credit agreement on September 30, 1996.

     At June 30, 1995, the Company was in violation of both its leverage ratio and fixed charge coverage ratio requirements related to its Term Credit facility and Senior Subordinated Credit facility for the second quarter of 1995. The Company intends to seek appropriate financial covenant waivers from its primary lender, although no assurance can be given that such waivers will be obtained.

     The Term Credit facility provides for a final payment of $7.0 million on September 30, 1995 but the Company may, if not in default, extend the maturity date of both the Term Credit facility and the Revolving Credit facility by the payment of the extension fee specified in the restated credit agreement. This extension of the Term Credit facility would allow the Company to repay the balance in two installments of $2.0 million each on September 30, 1995 and December 31, 1995 and a final payment of $3.0 million on March 31, 1996. The Company will seek to exercise its right to extend the maturity date of the Term Credit facility in conjunction with its covenant waiver discussions referred to above.

     Likewise, the Revolving Credit facility has a maturity date of September 30, 1995 but can be extended to March 31, 1996, pursuant to the payment of the extension fee specified in the agreement. The Company will seek to exercise its right to extend the maturity date of the Revolving Credit facility in conjunction with its covenant waiver discussions referred to above.

     The Senior Subordinated Loan is repayable in two principal installments of $5.0 million each, due in September 1995 and 1996. While the Company is actively seeking to restructure its entire indebtedness, there can be no assurance that it will have the resources available to meet the $5.0 million obligation due at September 30, 1995.

     At December 31, 1994, the Company was in violation of both its leverage ratio and fixed charge coverage ratio requirements related to its Term Credit facility for the third and fourth quarters of 1994. On April 14, 1995, the Company's primary lender issued waivers regarding these covenants and modified certain financial covenants for the first six months of 1995. As one of the conditions to granting the waivers and modifying the covenants, the Company's primary lender required that the Company rescind its call of a warrant that was granted to the primary lender in connection with the Company's Senior Subordinated Loan. The warrant gives the Company's primary lender the right to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. During the second quarter, the Company decided to defer indefinitely any further negotiations for the purchase of the warrant and, accordingly, has reclassified the warrant from liabilities to paid in capital.

     In addition, the primary lender issued a Sixth Amendment to the Amended and Restated Credit Agreement (the Amendment). The Amendment states that eighty percent of any proceeds received from the Request for Equitable Adjustment (Note 6) must first be applied to the noncurrent portion of the Senior Subordinated Loan and Term Credit facility and, upon liquidation of those loans, be applied to the Revolving Credit facility.

6.   CONTINGENCIES

     The Company recorded revenue and a long-term unbilled receivable of $3.5 million in 1994 and $1.9 million in the second quarter of 1995, in anticipation of settlement of a contract request for equitable adjustment (REA) involving the 1990 KC-135 Programmed Depot Maintenance (PDM) contract.

     Of the $1.9 million booked in the second quarter of 1995, $0.8 million relates to ships redelivered prior to 1995, $0.8 million relates to ships redelivered in the first quarter of 1995 and $0.3 million relates to ships redelivered in the second quarter of 1995. The Company increased its receivable in the second quarter of 1995 for ships redelivered in prior periods because of increased confidence in the likelihood that its claim would be realized.

     The REA, which has been certified by the Company and submitted to the U.S. Government, is for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM) under the 1990 KC-135 contract. The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact ships in work at June 30, 1995. The Company has obtained an opinion from outside legal counsel specializing in government procurement law and from independent management consultants that there is a reasonable basis to support the REA. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. In the REA, the Company has considered the cost impact on ships redelivered to the government through December 31, 1994, and a projection of the cost impact on all ships under the 1990 KC-135 contract which are to be redelivered subsequent to December 31, 1994. The total REA that has been submitted to the U.S. Government reflects approximately $9.8 million for ships redelivered to the government through June 30, 1995 and the Company has recorded a receivable of $5.4 million. The Company has recorded reserves equal to $4.4 million due to uncertainties in the process of receiving equitable adjustment related to such claims. Should the Company not ultimately receive an equitable adjustment from the claim, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of approximately $5.4 million. The Company anticipates holding further negotiations with the U.S. Government for settlement of the REA during the third quarter of 1995 but at this time, cannot reasonably estimate the length of time before realization of the REA.

     Additionally, the Company recorded $0.2 million of revenue and a long-term unbilled receivable in the second quarter of 1995, in anticipation of the submittal and settlement of a contract request for equitable adjustment involving the late delivery of GFM on the 1994 KC-135 PDM contract. The Company anticipates submitting an REA for the 1994 contract during the fourth quarter of 1995. Should the Company not ultimately receive an equitable adjustment from the REA, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $0.2 million.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended June 30, 1995
Versus three months ended June 30, 1994


Revenues for the second quarter of 1995 increased 16%, from $36.3 million for 1994 to $42.2 million for 1995. Government sales decreased 5% in the second quarter, from $25.6 million in 1994 to $24.2 million in 1995. Commercial sales increased 68% in the second quarter, from $10.7 million in 1994 to $18.0 million in 1995. The Company's mix of business between government and commercial customers shifted from 30% commercial and 70% government in the second quarter of 1994 to 43% commercial and 57% government in the second quarter of 1995.

The decrease in government sales is due primarily to a reduction in revenue on the KC-135 aircraft program. Revenue declined on the KC-135 program due to a decrease in the amount of reimbursable material billed in the second quarter of 1995 as compared to 1994 and due to a significant amount of over and above work orders negotiated, approved and recorded in the second quarter of 1994 which related to aircraft redelivered in the first quarter of 1994.

The Company recorded slightly less revenue in the second quarter of 1995 as compared to the second quarter of 1994 for the redelivery of KC-135 Programmed Depot Maintenance (PDM) aircraft. The Company redelivered thirteen complete KC-135 PDM aircraft in the second quarter of 1994 versus twelve complete aircraft and three partially completed aircraft in 1995. The Company recorded partial redeliveries for the three aircraft in 1995 due to work stoppage which occurred as a result of the lack of government furnished material. Eight of the twelve complete redeliveries in 1995 were under the new, seven year KC-135 contract which was awarded in August of 1994. Due to a restructuring of the work package on the 1994 KC-135 contract, the Company has thus far seen a decline in revenue for each aircraft redelivered under the new KC-135 contract.

The Company recorded revenue in both the second quarter of 1995 and 1994 in anticipation of settlement of a Request for Equitable Adjustment (REA) for the cost effect of late delivery of government furnished material (GFM) associated with the 1990 KC-135 contract. The Company recorded $2.1 million in the second quarter of 1994 versus $1.9 million in 1995. Of the $1.9 million booked in the second quarter of 1995, $0.8 million relates to ships redelivered prior to 1995, $0.8 million relates to ships redelivered in the first quarter of 1995 and $0.3 million relates to ships redelivered with the second quarter of 1995. The Company increased its receivable in the second quarter of 1995 for ships redelivered in prior periods because of increased confidence in the likelihood that its claim would be realized.

The REA, which has been certified by the Company and submitted to the U.S. Government, considers the cost impact on ships redelivered to the government through December 31, 1994 and includes a projection of the cost impact on all ships under the 1990 KC-135 contract to be redelivered subsequent to December 31, 1994. The Company has obtained an opinion from outside legal counsel specializing in government procurement law and from independent management consultants that there is a reasonable basis to support the REA. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The total REA that has been submitted to the U.S. Government reflects approximately $9.8 million for ships redelivered to the Government through June 30, 1995 and the Company has recorded a receivable of $5.4 million. The Company has recorded reserves, due to the uncertainties inherent in the process of receiving the full amount of the REA, equal to $4.4 million. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $5.4 million. The Company anticipates holding further negotiations with the U.S. Government for settlement of the REA during the third quarter of 1995 but at this time, cannot reasonably estimate the length of time before realization of the REA.

Additionally, the Company recorded $0.2 million of revenue and a long-term unbilled receivable in the second quarter of 1995, in anticipation of the submittal and settlement of a contract request for equitable adjustment involving late delivery of GFM on the 1994 KC-135 PDM contract. The Company anticipates submitting a REA for the 1994 contract during the fourth quarter of 1995. Should the Company not ultimately receive an equitable adjustment from the REA, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $0.2 million.

The increase in the Company's commercial sales is due to (a) an increase in the number of 727 cargo conversion redeliveries (four redeliveries in 1995 versus no redeliveries in 1994), (b) an increase in aircraft maintenance and modification services, other than cargo conversion aircraft, which includes revenue recognized under a contract with a major airline, (c) an increase in revenue generated at the Company's aircraft maintenance facility in Copenhagen, Denmark, which began operations in May 1994 and (d) the recognition of revenue, on a percentage of completion basis, for the first ship converted under the Company's B-727 "Combi" conversion program. The Company redelivered one 737 cargo conversion aircraft in the second quarter of both 1995 and 1994.

The ratio of cost of sales ($36.0 million in 1995; $30.2 million in 1994) to net sales ($42.2 million in 1995; $36.3 million in
1994) increased from 83% in 1994 to 85% in 1995. The resultant decrease in gross profit is attributable primarily to the reduction of revenue and the increase of cost on the KC-135 program. Eight of the twelve complete PDM redeliveries in the second quarter were under the new 1994 KC-135 contract. Due to a restructuring of the work package on the 1994 KC-135, the Company has thus far seen a decline in revenue for each of the eight aircraft redelivered. Additionally, the Company was impacted by the learning curve inherent with the start up of a new contract.

Further, the Company incurred additional losses associated with the continuing start-up of the aircraft maintenance facility in Copenhagen, Denmark which bore the initial ship learning expense on its first-ever 727 cargo conversion. The Company also incurred initial ship learning expense on the launch of its B-727 "Combi" conversion project at its Dothan facility. Additionally, the Company recorded significantly higher pension expense in the first quarter of 1995 compared to 1994. Pension expense increased due to higher interest cost on the projected benefit obligation and due to lower than anticipated returns on plan assets in 1994. Partially offsetting these unfavorable impacts on gross profit was an increase in efficiency on the Company's 737 cargo conversion program.

Selling, general and administrative expense increased from $3.8 million in the second quarter of 1994 to $4.8 million in the second quarter of 1995 and increased as a percentage of sales from 10.5% in 1994 to 11.4% in 1995. Selling, general and administrative expenses increased due to the operation of the aircraft maintenance facility in Copenhagen, Denmark which began in May of 1994, the establishment of a sales and marketing office in Denver, Colorado and increased royalty fees due to increased sales, associated with the aircraft cargo handling systems product line.

Interest expense decreased slightly from $0.9 million in the second quarter of 1994 to $0.8 million in the second quarter of 1995. Total consolidated indebtedness was $28.0 million at June 30, 1995 versus $34.5 million at June 30, 1994. However, the effective average interest rate in the second quarter of 1995 on the Term Credit facility and the Revolving Credit facility was 9.33% versus 7.12% in the second quarter of 1994. Additionally, the average outstanding balance on the Revolving Credit facility was approximately 7.5% greater in the second quarter of 1995 as compared to 1994.

The Company booked $1.9 million of state and federal income tax expense in the second quarter of 1995 and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards.

Six months ended June 30, 1995
Versus six months ended June 30, 1994

Revenues for the first six months of 1995 increased 17%, from $71.1 million for 1994 to $83.4 million for 1995. Government sales increased 2% in the first six months, from $49.2 million in 1994 to $50.5 million in 1995. Commercial sales increased 50% in the first six months, from $21.9 million in 1994 to $32.9 million in 1995. The Company's mix of business between government and commercial customers shifted from 31% commercial and 69% government in the first six months of 1994 to 39% commercial and 61% government in the first six months of 1995.

The increase in government sales in 1995 was due primarily to an increase in revenue on the space vehicle and support system product line due to the disruption of business in 1994, caused by the January, 1994 earthquake in California. Additionally, the Company recorded more revenue in the first six months of 1995 as compared to 1994 for the redelivery of KC-135 Programmed Depot Maintenance (PDM) aircraft. The Company redelivered twenty-six complete KC-135 PDM aircraft and four partially completed aircraft in 1995 versus twenty-one complete aircraft and seven partially completed aircraft in 1994. The Company recorded partial redeliveries due to work stoppage which occurred as a result of the lack of government furnished material. Eight of the twenty-six complete redeliveries in 1995 were under the new, seven year KC-135 contract which was awarded in August of 1994. Due to a restructuring of the work package on the 1994 KC-135 contract, the Company has thus far seen a decline in revenue for each aircraft redelivered under the new KC-135 contract.

Partially offsetting the above increase in government sales was a reduction of revenue due to the completion of the Company's contract at the government-owned, company operated facility at Bergstrom U.S. Air Force Base and a reduction in revenue recorded under the Company's C-130 contract.

The Company recorded revenue in both the first six months of 1995 and 1994 in anticipation of settlement of a Request for Equitable Adjustment (REA) for the cost effect of late delivery of government furnished material (GFM) associated with the 1990 KC-135 contract. The Company recorded $2.1 million in the first six months of 1994 versus $1.9 million in 1995. Of the $1.9 million booked in 1995, $0.8 million relates to ships redelivered in prior to 1995. The Company increased its receivable in 1995 for ships redelivered in prior periods because of increased confidence in the likelihood that its claim would be realized.

The REA, which has been certified by the Company and submitted to the U.S. Government, considers the cost impact on ships redelivered to the government through December 31, 1994 and includes a projection of the cost impact on all ships under the 1990 KC-135 contract to be redelivered subsequent to December 31, 1994. The Company has obtained an opinion from outside legal counsel specializing in government procurement law and from independent management consultants that there is a reasonable basis to support the REA. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The total REA that has been submitted to the U.S. Government reflects approximately $9.8 million for ships redelivered to the government through June 30, 1995 and the Company has recorded a receivable of $5.4 million. The Company has recorded reserves, due to the uncertainties inherent in the process of receiving the full amount of the REA, equal to $4.4 million. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $5.4 million. The Company anticipates holding further negotiations with the U.S. Government for settlement of the REA during the third quarter of 1995 but at this time, cannot reasonably estimate the length of time before realization of the REA.

Additionally, the Company recorded $0.2 million of revenue and a long-term unbilled receivable in 1995, in anticipation of the submittal and settlement of a contract request for equitable adjustment involving late delivery of GFM on the 1994 KC-135 PDM contract. The Company anticipates submitting an REA for the 1994 contract during the fourth quarter of 1995. Should the Company not ultimately receive an equitable adjustment from the REA, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $0.2 million.

The increase in the Company's commercial sales is due to (a) an increase in the number of 727 cargo conversion redeliveries (six redeliveries in 1995 versus no redeliveries in 1994), (b) an increase in aircraft maintenance and modification services, other than cargo conversion aircraft, which includes revenue recognized under a contract with a major airline, (c) an increase in sales from the Company's aircraft cargo handling systems product line,
(d) revenue generated at the Company's aircraft maintenance facility in Copenhagen, Denmark, which began operations in May of 1994 and (e) the recognition of revenue, on a percentage of completion basis, for the first ship converted under the Company's B-727 "Combi" conversion program. The above increases in commercial sales are partially offset by a reduction in the number of 737 cargo conversion redeliveries (four redeliveries in 1994 versus three redeliveries in 1995).

The ratio of cost of sales ($69.8 million in 1995; $61.0 million in 1994) to net sales ($83.4 million in 1995; $71.1 million in
1994) decreased from 86% in 1994 to 84% in 1995. The resultant increase in gross profits was due primarily to an increase in efficiency on the Company's 737 cargo conversion program. Partially offsetting this favorable impact on gross profits are losses associated with the continuing start-up of the aircraft maintenance facility in Copenhagen, Denmark which bore the initial ship learning expense on its first-ever 727 cargo conversion. The Company also incurred initial ship learning expense on the launch of its B-727 "Combi" conversion project at its Dothan facility. Additionally, the Company recorded significantly higher pension expense in the first six months of 1995 compared to 1994. Pension expense increased due to higher interest cost on the projected benefit obligation and due to lower than anticipated returns on plan assets in 1994.

Selling, general and administrative expense increased from $7.1 million in the first six months of 1994 to $9.2 million in the first six months of 1995 and increased as a percentage of sales from 9.9% in 1994 to 11.1% in 1995. Selling, general and administrative expense increased due to the operation of the aircraft maintenance facility in Copenhagen, Denmark which began in May of 1994, the establishment of a sales and marketing office in Denver, Colorado and increased royalty fees due to increased sales, associated with the aircraft cargo handling systems product line.

The Company recorded net bad debt expense of $0.2 million in 1995 versus a net bad debt recovery of $0.1 million in 1994. Research and development expense decreased from $0.5 million in 1994 to $0.3 million in 1995.

Interest expense decreased slightly from $1.7 million in the first six months of 1994 to $1.6 million in the first six months of 1995. Total consolidation indebtedness was $34.5 million at June 30, 1994 versus $28.0 million at June 30, 1995. However, the effective average interest rate in the first six months of 1995 on the Term Credit facility and the Revolving Credit facility was 8.99% versus 6.64% in the first six months of 1994. Additionally, the average outstanding balance on the Revolving Credit facility was approximately 4.0% greater in the first six months of 1995 compared to 1994.

The Company booked $2.0 million of state and federal income tax expense in 1995 and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards. The Company's effective tax rate in 1995, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 39.8%. The Company recorded $0.1 million of tax expense in 1994. The Company's effective tax rate in 1994, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 9%. The effective tax rate increased significantly in 1995 due to the $10.5 million reduction of the Company's deferred tax asset valuation allowance at December 31, 1994. The Company reduced its valuation allowance in 1994 due to the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31, 1993), whereby the realization of certain deferred tax assets became more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 1995, the Company paid $1.0 million of the $2.0 million installment scheduled under the Company's Term Credit facility. The remaining $1.0 million was paid on July 11, 1995. This delay can be attributed in part to payment processing problems of the Company's largest customer, which resulted in the Company being paid outside of its contractual terms. In addition, the Company's cash resources continue to be strained by the cost effect of late delivery of government furnished materials. See also, Note 6 - Contingencies.

Under the restated credit agreement, the Company's nonpayment of the entire quarterly installment on June 30, 1995 constituted an event of default which may not have been cured by the subsequent payment of the balance of that installment. As a result, the Company's primary lender may claim the right to demand repayment of all obligations owed to it by the Company. While the Company does not believe that any such claim is likely and believes that it would have meritorious defenses to such a claim if made, the Company has elected to classify as current that $5.0 million of the Company's Senior Subordinated Loan due under the restricted credit agreement on September 30, 1996.

At June 30, 1995, the Company was in violation of both its leverage ratio and fixed charge coverage ratio requirements related to its Term Credit facility and Senior Subordinated Credit facility for the second quarter of 1995. The Company intends to seek appropriate financial covenant waivers from its primary lender, although no assurance can be given that such waivers will be obtained.

The Term Credit facility provides for a final payment of $7.0 million on September 30, 1995 but the Company may, if not in default, extend the maturity date of both the Term Credit facility and the Revolving Credit facility by the payment of the extension fee specified in the restated credit agreement. This extension of the Term Credit facility would allow the Company to repay the balance in two installments of $2.0 million each on September 30, 1995 and December 31, 1995 and a final payment of $3.0 million on March 31, 1996. The Company will seek to exercise its right to extend the maturity date of the Term Credit facility in conjunction with its covenant waiver discussions referred to above.

Likewise, the Revolving Credit facility has a maturity date of September 30, 1995 but can be extended to March 31, 1996, pursuant to the payment of the extension fee specified in the agreement. The Company will seek to exercise its right to extend the maturity date of the Revolving Credit facility in conjunction with its covenant waiver discussions referred to above.

The Senior Subordinated Loan is repayable in two principal installments of $5.0 million each, due in September 1995 and 1996. While the Company is actively seeking to restructure its entire indebtedness, there can be no assurance that it will have the resources available to meet the $5.0 million obligation due at September 30, 1995.

At December 31, 1994, the Company was in violation of both its leverage ratio and fixed charge coverage ratio requirements related to its Term Credit facility for the third and fourth quarters of 1994. On April 14, 1995, the Company's primary lender issued waivers regarding these covenants and modified certain financial covenants for the first six months of 1995. As one of the conditions to granting the waivers and modifying the covenants, the Company's primary lender required that the Company rescind its call of a warrant that was granted to the primary lender in connection with the Company's Senior Subordinated Loan. The warrant gives the Company's primary lender the right to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. During the second quarter, the Company decided to defer indefinitely any further negotiations for the purchase of the warrant and, accordingly, has reclassified the warrant from liabilities to paid in capital.

In addition, the primary lender issued a Sixth Amendment to the Amended and Restated Credit Agreement (the Amendment). The Amendment states that eighty percent of any proceeds received from the Request for Equitable Adjustment (Note 6) must first be applied to the noncurrent portion of the Senior Subordinated loan and Term Credit facility and, upon liquidation of those loans, be applied to the Revolving Credit facility.

Consolidated indebtedness at June 30, 1995 is $28.0 million versus $28.8 million at December 31, 1994. The Company paid $3.0 million in the first six months against its Term Credit facility and utilized $8.0 million of its Revolving Credit facility at June 30, 1995 versus $6.2 million at December 31, 1994. The Company also financed various purchases of equipment under capital lease agreements in the first six months of 1995, increasing its indebtedness by approximately $0.7 million.

Net working capital decreased $16.5 million in the first six months of 1995, from $14.3 million at December 31, 1994 to ($2.2) at June 30, 1995, principally due to the reclassification of the $8.0 million Revolving Credit facility balance and $5.0 million of the Senior Subordinated Loan to short term.

Under the Company's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The Company had a cumulative net credit balance in the amount of $167,963 at June 30, 1995 and $176,120 at December 31, 1994 which is included in accounts payable. Such credit balances were classified as Bank Overdrafts in the Company's 1994 10-K. In subsequent financial presentations, amounts will be classified as Bank Overdrafts on the financial statement only to the extent that funds are actually borrowed from the Company's financial institutions, which equates to the Company having insufficient funds.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the period ended June 30, 1995 and June 30, 1994.

Pension cost in excess of funding increased in 1995 as compared to 1994. The Company recorded significantly higher pension expense in the first six months of 1995 compared to 1994 but funded its pension obligation for the same amount in both years. Pension expense increased due to higher interest cost on the projected benefit obligation and due to lower than anticipated returns on plan assets in 1994.

A provision of $1.6 million for losses on contracts in process was recorded for the first 727 conversion contract to be worked at the Company's Copenhagen aircraft maintenance facility. The provision was required due to an anticipated higher cost associated with facility's first aircraft conversions and unfavorable movements in the kroner/dollar exchange rate. One of the three aircraft to be worked under this contract was redelivered to the customer in June of 1995.

Inventory decreased in the first six months of both 1995 and 1994 primarily due to an increase in customer financed progress payment balances. Accounts receivable and the U.S. Government
REA receivable (see Note 6 - Contingencies) increased in the first six months of both 1995 and 1994.

The Company booked $2.0 million of state and federal income tax expense in 1995 and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards. The Company's effective tax rate in 1995, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 39.8%. The Company recorded $0.1 million of tax expense in 1994. The Company's effective tax rate in 1994, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 9%. The effective tax rate increased significantly in 1995 due to the $10.5 million reduction of the Company's deferred tax asset valuation allowance at December 31, 1994. The Company reduced its valuation allowance in 1994 due to the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31, 1993), whereby the realization of certain deferred tax assets became more likely than not.

Accounts payable and accrued expenses increased $3.6 million in the first six months of 1995 primarily due to an increase in vendor payables. Accounts payable and accrued expenses increased $2.8 million in the first six months of 1994 primarily due to an increase in accrued wages and vendor payables. The fluctuation in accrued wages is a function of the relationship of the calendar and the Company's payroll schedule.

The Company increased its insurance proceeds receivable and recorded income of $0.2 million in the first quarter of 1995 due to an additional anticipated insurance recovery for damages incurred during the January, 1994 California earthquake.

The Company utilized $8.0 million of its Revolving Credit facility at June 30, 1995 and June 30, 1994 versus $6.2 million at December 31, 1994 and $6.8 million at December 31, 1993. In the first six months of 1995, the Company used funds of $3.4 million provided from operating activities and $1.8 million borrowed through the Revolving Credit facility to provide for $3.0 million in principal payments on the Term Credit facility, $1.4 million for capital items and $0.3 million for payments on various capital leases. In the first six months of 1994, the Company used funds of $5.2 million provided from operating activities and $1.2 million borrowed through the Revolving Credit facility to provide for $4.0 million in principal payments on the Term Credit facility, $1.1 million for capital items and $0.2 million for payments on various capital leases.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 1995 and 1994:

                                     1995        1994
               U.S. Government     $ 69,484    $ 84,225
               Commercial            38,446      53,213
                                   $107,930    $137,438

For the period ending June 30, 1995, 64% of the Company's backlog was for the U.S. Government versus 61% for the period ending June 30, 1994. The backlog for the U.S. Government decreased $14.7 million primarily due to performance of work over the past twelve months under the Company's HERA contract. The HERA contract is the Company's largest contract for its space vehicles and support systems. Commercial backlog decreased $14.8 million due to the elimination of some assumed option ships related to the Company's 737 cargo conversion program. Approximately $17.0 million of the commercial backlog at June 30, 1995 (compared to $23.4 million at June 30, 1994) included above may not be considered as firm as it includes maintenance and modification work to be performed on optional aircraft. Approximately $9.2 million of the backlog at June 30, 1995 (compared to $21.6 million at June 30, 1994) included above are firm orders that have not yet been funded by the U.S. Government. Additionally, the Company has approximately $200 million of firm but unfunded backlog associated with the six follow-on years of the KC-135 contract and $6.5 million associated with the final year of the C-130 contract, neither of which is included in the figures cited above.

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

FACILITIES

In August of 1995, the Company's Pemco Aeroplex subsidiary extended its lease with the Birmingham Airport Authority for twenty years. The lease will now expire September 30, 2019. The lease covers the Company's 208 acre, 1.9 million square foot facility located at the Birmingham International Airport. The lease extension provided for the release of certain, limited parcels to the lessor but otherwise contained the same terms and conditions as the Company's current lease.

In May of 1995, the Company entered into a memorandum of understanding for the lease of approximately 1.0 million square feet of hangar, manufacturing and warehouse space on approximately 70 acres of the former Norton Air Force Base at San Bernardino, California. The memorandum provides for a master lease under which approximately 650,000 square feet will be used by the Company as an aircraft maintenance and modification center with the balance available for sublease. The facility will allow the Company to add substantially to its wide-body aircraft maintenance capabilities and broaden the range of military and commercial aircraft that it can service.

In the second quarter of 1995, the Company relocated Pemco Nacelle Services from Leeds, Alabama to the Company's facility at the St. Petersburg/Clearwater International Airport in Clearwater, Florida. The relocation was made in order to better accommodate the current and anticipated needs of Pemco Nacelle Services. Operations at Pemco Nacelle consists of approximately 100,000 square feet of space to include a machine shop, weld shop, sheet-metal shop, component shop and clean room.

CONTINGENCIES

As previously discussed, a denial of the Company's request for equitable adjustment from the U.S. Government for the cost impact of late delivery of government furnished material on its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $5.6 million.

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


                    PRECISION STANDARD, INC.

                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          On June 30, 1995, the Company paid $1.0 million of the $2.0 million installment scheduled under the Company's Term Credit facility. The remaining $1.0 million was paid on July 11, 1995. This delay can be attributed in part to payment processing problems of the Company's largest customer, which resulted in the Company being paid outside of its contractual terms. In addition, the Company's cash resources continue to be strained by the cost effect of late delivery of government furnished materials. See also, Note 6 - Contingencies.

          Under the restated credit agreement, the Company's nonpayment of the entire quarterly installment on June 30, 1995 constituted an event of default which may not have been cured by the subsequent payment of the balance of that installment. As a result, the Company's primary lender may claim the right to demand repayment of all obligations owed to it by the Company. While the Company does not believe that any such claim is likely and believes that it would have meritorious defenses to such a claim if made, the Company has elected to classify as current that $5.0 million of the Company's Senior Subordinated Loan due under the restated credit agreement on September 30, 1996.

          At June 30, 1995, the Company was in violation of both its leverage ratio and fixed charge coverage ratio requirements related to its Term Credit facility and Senior Subordinated Credit facility for the second quarter of 1995. The Company intends to seek appropriate financial covenant waivers from its primary lender, although no assurance can be given that such waivers will be obtained.

Item 4    Submission of Matters to a Vote of Security Holders

          The Registrant's annual meeting of shareholders was held on May 16, 1995. At the Meeting, Matthew L. Gold, Donald C. Hannah, Admiral George E.R. Kinnear II, Walter M. Moede and J. Ben Shapiro, Jr. were elected as directors. Also approved at the meeting was the ratification of the appointment of Coopers & Lybrand as the independent public accountants for the Registrant for the calendar year ending December 31, 1995.

          The number of votes cast for or withheld for each
          director nominee was as follows:
          Nominee                       For            Withheld

          Matthew L. Gold               8,483,772      3,800
          Donald C. Hannah              8,483,772      3,800
          Adm. George E.R. Kinnear II   8,483,772      3,800
          Walter M. Moede               8,483,772      3,800
          J. Ben Shapiro, Jr.           8,483,772      3,800

          The number of votes cast for, against and abstentions
          for ratification of the selection of Coopers & Lybrand
          as the Company's independent auditors for the calendar
          year ending December 31, 1995 was as follows:
          For                 Against             Abstain

          8,485,072           0                   2,500

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




                                   PRECISION STANDARD, INC.



Date:         8/15/95              By:  /s/ Matthew L. Gold
                                        Matthew L. Gold
                                        Chairman, President and
                                        Chief Executive Officer




Date:         8/17/95            By:  /s/ Walter M. Moede
                                      Walter M. Moede
                                      Executive Vice President
                                      & Chief Financial Officer