Form 10-Q
period 1995-09-30
PRECISION STANDARD INC
filed 1995-11-20
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 1995

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,451,915 shares
Common Shares                   Outstanding at September 30, 1995







PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                        September 30,    December 31,
                                            1995            1994
                                        (Unaudited)
Current assets:
  Accounts receivable, net of
   allowance for doubtful accounts     $14,372,758       $15,266,539
  U.S. Government request for
   equitable adjustment, net             8,008,777
  Inventories                           25,882,936        27,713,937
  Prepaid expenses and other             1,262,150           814,548
  Deferred tax asset, net                6,245,783         8,147,544

        Total current assets            55,772,404        51,942,568

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,311,092         9,784,364
  Machinery and equipment               17,104,686        14,992,089
                                        27,415,778        24,776,453

Less accumulated depreciation and
     amortization                      (12,648,772)      (10,837,428)

        Net property and equipment      14,767,006        13,939,025

Other assets:
  Intangible assets, net of
     accumulated amortization            4,919,155         5,053,837
  Related party receivables                269,824           269,824
  Deposits and other                       867,050         1,004,501
  Insurance proceeds receivable            482,858           129,930
  U.S. Government request for
    equitable adjustment, net            1,000,000         3,510,271
  Deferred tax                           4,926,250         4,926,250
                                        12,465,137        14,894,613

        Total assets                   $83,004,547       $80,776,206


            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,    December 31,
                                           1995             1994
                                        (Unaudited)
Current liabilities:
  Current maturities of long-term
   debt                                 $25,473,267      $13,889,790
  Accounts payable and accrued
   expenses                              26,568,755       20,912,352
  Accrued warranty expenses               1,247,484        1,518,679
  Estimated losses on contracts
   in progress                            1,007,188        1,345,176

          Total current liabilities      54,296,694       37,665,997

Long-term debt, net of current
  maturities                                907,751       14,924,602
Long-term portion of self-insured
  workers' compensation reserve           3,477,036        3,642,384
Unfunded accumulated benefit
  obligation                              7,828,431        7,828,431
          Total liabilities              66,509,912       64,061,414

Common stock purchase warrant                -0-           4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,789,175 and 12,787,208
  shares issued, 12,451,915 and
  12,344,291 outstanding at
  September 30, 1995 and December 31,
  1994, respectively.                         1,280            1,279

  Additional paid-in capital              5,139,068          937,784
  Deferred compensation on
   restricted shares                       (109,375)        (175,000)
  Retained earnings                      18,543,618       20,058,166
  Translation adjustments                   143,236
  Minimum pension liability adjustment   (6,664,605)      (7,748,850)
                                         17,053,222       13,073,379
  Less cost of treasury shares
   (337,260 shares)                        (558,587)        (558,587)

         Total stockholder's equity      16,494,635       12,514,792
         Total liabilities and stock-
           holders' equity              $83,004,547      $80,776,206

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                           Three           Three
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                            1995            1994
                                        (Unaudited)      (Unaudited)
Net sales                               $29,070,599      $36,569,978
Cost of sales                           (25,718,549)     (30,076,435)
     Gross profit                         3,352,050        6,493,543

Selling, general and
  administrative expenses                (3,849,532)      (4,792,054)
Bad debts recovery (expense)                 51,256          (36,945)
Research and development expense           (108,387)        (170,756)
     Income (loss) from operations         (554,613)       1,493,788

Other expense:
  Interest expense                         (826,228)        (799,909)
  Other, net                                (36,881)           9,477
     Income (loss) before income taxes   (1,417,722)         703,356

Net income tax (expense)/refund             (19,075)          11,184

     Net income (loss)                  $(1,436,797)     $   714,540


Earnings (loss) per common share and
  common equivalent share* Note (4):
  Income (loss) before extraordinary
   item                                       $(.12)            $.04
  Extraordinary item
  Net income (loss)                           $(.12)            $.04
Earnings (loss) per common share -
assuming full dilution* (Note 4):
  Income (loss) before extraordinary
   item                                       $(.12)            $.04
  Extraordinary item
  Net income (loss)                           $(.12)            $.04
Weighted average number of
common shares outstanding                12,451,577       16,559,482


*See basis of computation in Note 4 to the Consolidated Financial Statements.

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME



                                            Nine            Nine
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                            1995            1994
                                        (Unaudited)      (Unaudited)
Net sales                               $112,422,007     $107,683,556
Cost of sales                            (95,536,109)     (91,101,836)
     Gross profit                         16,885,898       16,581,720

Selling, general and
  administrative expenses                (13,085,528)     (11,855,924)
Bad debts recovery (expense)                (187,110)          45,946
Research and development expense            (443,735)        (685,530)
     Income from operations                3,169,525        4,086,212

Other expense:
  Interest expense                        (2,455,671)      (2,469,813)
  Other, net                                (187,717)         (72,880)
     Income before income taxes              526,137        1,543,519

Income tax expense                        (2,040,685)        (105,579)

     Net income (loss)                  $ (1,514,548)    $  1,437,940

Earnings (loss) per common share and
   common equivalent share* (Note 4):
  Income (loss) before extraordinary
   item                                        $(.12)            $.09
  Extraordinary item                                              .
  Net income (loss)                            $(.12)            $.09

Earnings (loss) per share - assuming
full dilution* (Note 4):
  Income (loss) before extraordinary
   item                                        $(.12)            $.09
  Extraordinary item                                              .
  Net income (loss)                            $(.12)            $.09

Weighted average number of
common shares outstanding                 12,412,906       16,609,695

*See basis of computation in Note 4 to the Consolidated Financial Statements.

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                            Nine              Nine
                                        Months Ended      Months Ended
                                        September 30,     September 30,
                                            1995              1994
                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                     $(1,514,548)     $ 1,437,940
  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization           2,024,212        2,120,073
  Pension cost in excess of
     funding                              1,396,743           83,200
  Provision for warranty expense            131,000           32,000
  Provision for losses on
     contracts in progress                1,567,536        1,532,116
  Provision for losses on
     receivables                            187,109           86,945
  Recognition of deferred                    65,625
     compensation on restricted
     shares
  Loss on disposition
     of equipment                             2,651              336

  Changes in assets and liabilities:
          Accounts receivable               819,585        2,474,260
          Inventories                     1,912,713        1,693,338
          Prepaid expenses                 (404,529)        (684,395)
          Intangible assets                 (64,645)        (248,875)
          U.S. Government request for
           equitable adjustment, net     (5,498,506)      (3,510,271)
          Deferred taxes                  1,901,761
          Deposits and other                136,971          (30,540)
          Accounts payable and
            accrued expenses              5,162,238        2,532,593
          Accrued warranty expense         (402,195)
          Estimated losses on
            contracts in progress        (1,906,894)        (386,316)
          Self-insured workers'
            compensation reserve           (165,348)         293,747
          Total adjustments               6,866,027        5,988,211
     Net cash provided by
     operating activities                 5,351,479        7,426,151

Cash flows from investing activities:
     Capital expenditures                (1,902,549)      (1,579,554)
     Insurance proceeds receivable         (352,928)
     Proceeds from sale of equipment            550
     Net cash used in
     investing activities               $(2,254,927)     $(1,579,554)

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                           Nine             Nine
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                           1995             1994
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $      1,285     $     3,072

  Net repayments
     under short-term obligations            (84,139)        (10,398)

  Borrowings under revolving
     credit facility                      25,400,000      43,900,000

  Repayments under revolving
     credit facility                     (24,100,000)    (43,200,000)

  Principal payments under
     long-term obligations                (4,392,693)     (6,270,771)

     Net cash used in
     financing activities                 (3,175,547)     (5,578,097)

     Effect of exchange rate changes
     on cash and cash equivalents             78,995

Net increase in cash
  and cash equivalents                           -0-         268,500

Cash and cash equivalents
  beginning of period                            -0-             -0-

Cash and cash equivalents
  end of period                         $        -0-      $  268,500

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $  1,834,233      $2,010,277
     Income taxes                            144,855         290,719

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $    743,460      $  424,559

  Reclassification of common stock
  purchase warrant to additional
  paid in capital                          4,200,000

            The accompanying notes are an integral part of
               these consolidated financial statements.

            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 10-K. Certain reclassifications have been made to the 1994 financial statements included herein to conform with the presentation used in 1995.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash - Under the Company's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The Company had a net cumulative credit balance in the amount of $49,730 at September 30, 1995 and $176,120 at December 31, 1994 which is included in accounts payable. Such credit balances were classified as Bank Overdrafts in the Company's 1994 10-K. In subsequent financial presentations, amounts will be classified as Bank Overdrafts only to the extent that funds are actually borrowed from the Company's financial institutions which equates to the Company having insufficient funds.

     Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at the exchange rate for the end of the accounting period. Income and expenses are translated at average rates of exchange. Translation adjustments are accumulated in a separate component of stockholders' equity.

3.   INVENTORIES

     Inventories consist of the following:

                                   September 30,    December 31,
                                       1995            1994
                                   (Unaudited)
      Work in-process              $35,058,177      $26,018,727
      Finished goods                 3,611,987        3,012,119
      Raw materials and supplies     6,402,152        5,038,428
      Total                        $45,072,316      $34,069,274

      Less progress payments       (18,661,473)      (6,194,184)
      Less reserve for estimated
        losses on contracts in
        progress                      (527,907)        (161,153)
                                   $25,882,936      $27,713,937

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

5.   NOTES PAYABLE

                                     September 30, December,31,
                                         1995         1994
     Short-term debt consists of
     the following:

     Term Credit facility             $ 7,000,000   $ 8,000,000
     Senior Subordinated Loan          10,000,000     5,000,000
     Revolving Credit facility          7,500,000

     Note due to individual, bears        447,173       447,173
     interest at 10% collateralized
     by a security interest in
     certain equipment

     Other obligations                    526,094       442,617
     collateralized by security
     interests in certain
     equipment
                                      $25,473,267   $13,889,790

     Long term debt consists of
     the following:

     Term Credit facility                             3,000,000
     Senior Subordinated Loan                         5,000,000
     Revolving Credit facility                        6,200,000

     Other obligations,                  907,751        724,602
     collateralized by security
     interests in certain
     equipment
                                     $   907,751    $14,924,602

     Total short term and long term  $26,381,018    $28,814,392
     debt

     As noted in prior reports, the Company has been under severe cash constraints due to the adverse cost effects resulting from the failure of its largest customer to deliver critical parts in a timely fashion, that customer's failure to make timely payments to the Company and the cost impact of the start-up and operation of the Company's European facility.

     As a consequence of these cash flow problems, the Company was in violation of two financial ratio requirements of its loan agreements with its primary lender as of June 30 and September 30, 1995, was late in the fulfillment of $2.0 million principal repayment obligation on its Term Credit facility due June 30, 1995, and has been unable to meet its principal and interest obligations during the third quarter and thereafter. As a result of these violations and delinquencies, the Company may be deemed to be in default of its loan agreements with its primary lender and of those of its other obligations which contain cross-default provisions to the Company's principal loan agreements.

     The Company's Term Credit facility provided for a final payment of $7.0 million on September 30, 1995, $2.0 million of which could have been extended to December 31, 1995 and $3.0 million extended to March 31, 1996 by payment of an extension fee on September 30 had the Company not been deemed to be in default on that date. Similarly, the Revolving Credit facility, which had a balance of approximately $7.5 million on its September 30, 1995 maturity date, otherwise could have been extended to March 31, 1996. The Company did not make the payments of principal due under these facilities on September 30, 1995 and did not pay any extension fee to its primary lender on that date. In addition, the Company did not pay the $5.0 million installment of principal for its Senior Subordinated Loan due on September 30, 1995 (for which no extension was available) and its unpaid interest obligations total approximately $1.0 million. The Company's failure to make these payments may have constituted events of default under the Amended and Restated Credit Agreement and Senior Subordinated Loan Agreement.

     The Company's failure to make its required debt payments was attributable primarily to the failure of the Company's largest customer to make timely payments due under its contracts with the Company and the costs incurred by the Company on account of that customer's late delivery of critical parts to the Company. Nevertheless the Company believes that it will receive substantial reimbursement for these costs as a result of the Request for Equitable Adjustment ("REA") it has filed with the government and that its cash flow problems will be greatly alleviated by such reimbursement. (See, also, Note 6, Contingencies).

     On September 30, 1995, the Company and its primary lender further amended their Amended and Restated Credit Agreement to provide for a higher interest rate, additional reporting requirements and an amendment to the stock purchase warrant held by its primary lender to permit cashless, or "net issue," exercises thereof. The primary lender also agreed to forbear from pursuing collection of the indebtedness owed by the Company under the Restated Credit Agreement and the Senior Subordinated Loan Agreement until October 30, 1995 so long as certain interim steps were taken by the Company with respect to the management of its cash flow. The Company has since received another offer of forbearance to January 31, 1996, which offer it anticipates to close shortly.

     The Company is continuing to negotiate with its primary lender with a view toward restructuring the Company's indebtedness upon receipt of the proceeds of the REA and, based on the discussions to date, believes that its primary lender remains willing to negotiate toward that end. In addition, the Company has been actively investigating a variety of refinancing options with its investment bankers.

     While the Company recognizes that its primary lender could attempt to enforce the remedies available to it for an event of default, including its rights to foreclose on the Company's assets as a secured creditor, the Company does not believe that any such attempt is likely in the foreseeable future. Moreover, in the unlikely event that such an action is brought against the Company, the Company believes that it may have valid defenses to such claims and would vigorously defend itself.

6.   CONTINGENCIES

     The Company recorded $4.5 million of revenue and other income in the first nine months of 1995, versus $3.5 million in 1994, in anticipation of settlement of a Request for Equitable Adjustment (REA) for the cost effect of late delivery of government furnished material (GFM) associated with the 1990 KC-135 contract. Of the $4.5 million booked in 1995, approximately $2.3 million relates to ships redelivered prior to 1995. The total REA that has been submitted to the U.S. Government reflects approximately $10.3 million for ships redelivered to the government through September 30, 1995 and the Company has recorded a receivable of $8.0 million. The Company has reclassed its REA receivable related to the 1990 KC-135 contract from long-term to short-term, as it anticipates receiving payment from the government for the REA on or before December 31, 1995. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $8.0 million.

     The Company also recorded $1.0 million of revenue and a long term unbilled receivable in 1995 in anticipation of the submittal and settlement of another request for equitable adjustment relating to the late delivery of GFM to be filed in respect of certain aircraft under the 1994 KC-135 PDM contract and under the 1990 KC-135 PDM contract. Two ships under the 1990 KC-135 contract were excluded from the REA that has previously been submitted to the U.S. Government, due to the fact that these ships were impacted by more than one type of late GFM. The two ships were redelivered to the U.S. Government prior to 1995. The Company anticipates submitting a REA to the U.S. Government in the first quarter of 1996. Should the Company not ultimately receive an equitable adjustment from the REA, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $1.0 million.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended September 30, 1995
Versus three months ended September 30, 1994

Revenues for the third quarter of 1995 decreased 20%, from $36.6 million in 1994 to $29.1 million in 1995. Government sales decreased 36% in the third quarter, from $24.4 million in 1994 to $15.5 million in 1995. Commercial sales increased 12% in the third quarter, from $12.2 million in 1994 to $13.6 million in 1995. The Company's mix of business between government and commercial customers shifted from 33% commercial and 67% government in the third quarter of 1994 to 47% commercial and 53% government in the third quarter of 1995.

The decrease in government sales in the third quarter of 1995 was due primarily to a reduction in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Twelve aircraft were redelivered in the third quarter of 1994 versus three aircraft in the third quarter of 1995. Redelivery was delayed on approximately eleven aircraft in the third quarter of 1995 due to a combination of factors, including the late delivery of government furnished material (GFM) as well as an unprecedented number of major structural problems on the aircraft. One of the eleven aircraft has been fully redelivered and nine have been partially redelivered to the government thus far in the fourth quarter. Five of the nine partially redelivered aircraft are expected to be fully redelivered during the balance of the fourth quarter. An additional six aircraft, scheduled to be redelivered in the fourth quarter, are also expected to be fully redelivered on time.

In addition to the reduction in the number of KC-135 PDM redeliveries in the third quarter of 1995, the Company has noted a decline in revenue of approximately $0.1 million for each aircraft redelivered under the 1994 KC-135 contract, due to a restructuring of the work package on the new KC-135 contract. The three aircraft redelivered in the third quarter of 1995 were worked under the new KC-135 contract.

The Company recorded revenue in both the third quarter of 1995 and 1994 in anticipation of settlement of a Request for Equitable Adjustment (REA) for the cost effect of late delivery of GFM associated with the 1990 KC-135 contract. The Company recorded $2.3 million in the third quarter of 1995 versus $1.4 million in the third quarter of 1994. Of the $2.3 million booked in the third quarter of 1995, approximately $1.9 million relates to ships redelivered prior to the third quarter of 1995. The total REA associated with the 1990 KC-135 contract that has been submitted to the U.S. Government reflects approximately $10.3 million for ships redelivered to the government through September 30, 1995 and the Company has recorded a receivable of $8.0 million. The Company has reclassed its REA receivable related to the 1990 KC-135 contract from long-term to short-term, as it anticipates receiving payment for the REA from the U.S. Government on or before December 31, 1995. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $8.0 million.

The Company also recorded $0.8 million of revenue and a long term unbilled receivable in the third quarter of 1995 in anticipation of the submittal and settlement of another request for equitable adjustment relating to the late delivery of GFM to be filed in respect of certain aircraft under the 1994 KC-135 PDM contract and under the 1990 KC-135 PDM contract. Two ships under the 1990 KC-135 contract were excluded from the REA that has previously been submitted to the U.S. Government, due to the fact that these ships were impacted by more than one type of late GFM. The two ships were redelivered to the U.S. Government prior to 1995. The Company had previously recorded $0.2 million in the second quarter of 1995 and thus has recorded a $1.0 million long term receivable associated with this REA, which the Company anticipates submitting to the U.S. Government in the first quarter of 1996. Should the Company not ultimately receive an equitable adjustment from the REA, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $1.0 million.

The increase in the Company's commercial sales was due to an increase in aircraft maintenance and modification services which includes revenue recognized under a maintenance services contract with a major airline and an increase in the number of 727 cargo conversion redeliveries (six redeliveries in the third quarter of 1995 versus five redeliveries in 1994). Partially offsetting the above increases is a reduction in the number of 737 cargo conversion aircraft redeliveries (one redelivery in the third quarter of 1994 versus no redeliveries in 1995).

The ratio of cost of sales ($25.7 million in the third quarter of 1995; $30.1 million in 1994) to net sales ($29.1 million in the third quarter of 1995; $36.6 million in 1994) increased from 82% in the third quarter of 1994 to 88% in 1995. However, exclusive of approximately $2.6 million of revenue recorded in anticipation of settlement of the Company's requests for equitable adjustment that relate to ships redelivered prior to the third quarter of 1995, the ratio of cost of sales to net sales in 1995 is 97%. The resultant decrease in gross profit in the third quarter of 1995 is attributable primarily to the aforementioned reduction of revenue on the KC-135 program which is mainly due to a reduction in redeliveries, twelve in the third quarter of 1994 versus three in the third quarter of 1995. Additionally, the Company experienced a decline in revenue for each of the three aircraft redelivered in the third quarter of 1995 under the 1994 KC-135 contract, due to a restructuring of the work package on the new KC-135 contract. The Company also incurred increased cost due to inefficiencies associated with the late delivery of GFM and an unprecedented number of major structural problems on the aircraft.

Also negatively impacting gross profit were losses incurred under the Company's C-130 PDM contract, losses on aircraft maintenance and modification services, other than cargo conversion aircraft, and losses incurred, due to low volume, in conjunction with the nacelle overhaul and repair service. Additionally, the Company recorded significantly higher pension expense in the third quarter of 1995 compared to 1994. Pension expense increased due to higher interest cost on the projected benefit obligation and lower than anticipated returns on plan assets in 1994. Partially offsetting these unfavorable impacts on gross profit was an increase in efficiency on the Company's 727 cargo conversion program.

Selling, general and administrative expense decreased from $4.8 million in the third quarter of 1994 to $3.8 million in 1995 and was a constant 13% of sales for both periods.

The Company has undertaken a number of actions in response to these lower margins including cost cutting and containment and changes in its production processes, the benefits of which it believes will begin to be realized in 1996.

Interest expense remained at $0.8 million for both the third quarter of 1995 and 1994. Total consolidated indebtedness was $26.4 million at September 30, 1995 versus $32.2 million at September 30, 1994. The effective average interest rate in the third quarter of 1995 on the Term Credit facility and the Revolving Credit facility was 9.09% versus 7.17% in the third quarter of 1994.

Other expense increased marginally in the third quarter of 1995 versus 1994. However, the Company recorded approximately $0.4 million of penalties for the late payment of federal payroll taxes as necessitated by the Company's continuing cash flow problems which are detailed below in the Liquidity and Capital resources paragraphs. The Company's cash resources have been severely strained by the persistent late payments made by its largest customer, the cost effect of late delivery of government furnished materials on the KC-135 aircraft program and the cost impact of the start-up and operation of the Company's Copenhagen aircraft maintenance facility. The Company also recorded approximately $0.3 million of accrued interest income recorded in conjunction with the REA for the cost effect of late delivery of GFM associated with the 1990 KC-135 contract. The settlement with the U.S. Government for the REA is expected to include an appropriate provision for the time value of money.

Nine months ended September 30, 1995
Versus nine months ended September 30, 1994

Revenues for the first nine months of 1995 increased 4%, from $107.7 million in 1994 to $112.4 million in 1995. Government sales decreased 10%, from $73.7 million in 1994 to $66.0 million in 1995. Commercial sales increased 36%, from $34.0 million in 1994 to $46.4 million in 1995. The Company's mix of business between government and commercial customers shifted from 32% commercial and 68% government in the first nine months of 1994 to 41% commercial and 59% government in 1995.

The decrease in government sales in the first nine months of 1995 was due primarily to a reduction in the number of KC-135 PDM aircraft redeliveries. Forty aircraft were redelivered in the first nine months of 1994 versus twenty-nine aircraft in 1995. Redelivery was delayed on approximately eleven aircraft in the third quarter of 1995 due to a combination of factors, including the late delivery of GFM and an unprecedented number of major structural problems on the aircraft. One of these eleven aircraft has been fully redelivered and nine have been partially redelivered to the government thus far in the fourth quarter. Five of the nine partially redelivered aircraft are expected to be fully redelivered during the balance of the fourth quarter. An additional six aircraft, scheduled to be redelivered in the fourth quarter, are also expected to be fully redelivered on time.

In addition to the reduction in the number of KC-135 PDM redeliveries in the first nine months of 1995, the Company has also noted a decline in revenue of approximately $0.1 million for each aircraft redelivered under the 1994 KC-135 contract, due to a restructuring of the work package on the new KC-135 contract. Eleven of the twenty-nine aircraft redelivered in 1995 were worked under the new contract.

The Company recorded $4.2 million of revenue in the first nine months of 1995, versus $3.5 million in 1994, in anticipation of settlement of a REA for the cost effect of late delivery of GFM associated with the 1990 KC-135 contract. Of the $4.2 million booked in 1995, approximately $2.3 million relates to ships redelivered prior to 1995. The total REA that has been submitted to the U.S. Government reflects approximately $10.3 million for ships redelivered to the government through September 30, 1995 and the Company has recorded a receivable of $8.0 million. The Company has reclassed its REA receivable related to the 1990 KC-135 contract from long-term to short-term, as it anticipates receiving payment from the Government for the REA on or before December 31, 1995. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $8.0 million.

The Company also recorded $1.0 million of revenue and a long term unbilled receivable in the first nine months of 1995 in anticipation of the submittal and settlement of another request for equitable adjustment relating to the late delivery of GFM to be filed in respect of certain aircraft under the 1994 KC-135 PDM contract and under the 1990 KC-135 contract. Two ships under the 1990 KC-135 contract were excluded from the REA that has previously been submitted to the U.S. Government, due to the fact that these ships were impacted by more than one type of late GFM. The two ships were redelivered to the U.S. Government prior to 1995. The Company anticipates submitting an REA to the U.S. Government in the first quarter of 1996. Should the Company not ultimately receive an equitable adjustment from the REA, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $1.0 million.

The increase in the Company's commercial sales was due to (a) an increase in aircraft maintenance and modification services which includes revenue recognized under a maintenance services contract with a major airline, (b) an increase in the number of 727 cargo conversion redeliveries (twelve redeliveries in 1995 versus five redeliveries in 1994), (c) the recognition of revenue for the first ship converted under the Company's B-727 "Combi" conversion program and (d) revenue generated at the Company's aircraft maintenance facility in Copenhagen, Denmark, which began operations in May of 1994. The above increases in commercial sales are partially offset by a reduction in the number of 737 cargo conversion redeliveries, (three redeliveries in the first nine months of 1995 versus five redeliveries in 1994).

The ratio of cost of sales ($95.5 million in the first nine months of 1995; $91.1 million in 1994) to net sales ($112.4 million in the first nine months of 1995; $107.7 million in 1994) remained at 85% in both 1995 and 1994. However, exclusive of approximately $3.0 million of revenue recorded in anticipation of settlement of the Company's requests for equitable adjustment that relate to ships redelivered prior to 1995, the ratio of cost of sales to net sales in 1995 is 87%. The resultant decrease in gross profit in 1995 is attributable primarily to the aforementioned reduction of revenue on the KC-135 program which is mainly due to a reduction in redeliveries, forty in 1994 versus twenty-nine in 1995. Additionally, the Company experienced a decline in revenue for eleven of the twenty-nine aircraft redelivered in 1995 under the 1994 KC-135 contract, due to a restructuring of the work package on the new KC-135 contract. The Company also incurred increased cost due to inefficiencies associated with the late delivery of GFM and an unprecedented number of major structural problems on the aircraft.

Additionally, losses were incurred at the Company's aircraft maintenance facility in Copenhagen, Denmark. These losses were due to lower than anticipated volume at the facility and due to initial ship learning expense on the facility's first-ever 727 cargo conversions. The Company also incurred initial ship learning expense on the launch of its B-727 "combi" conversion project at its Dothan facility. Losses incurred under the Company's C-130 PDM contract, losses on aircraft maintenance and modification services, other than cargo conversion aircraft, and losses incurred, due to low volume, in conjunction with the nacelle overhaul and repair service also negatively impacted gross profit. Additionally, the Company recorded significantly higher pension expense in 1995 as compared to 1994. Pension expense increased due to higher interest cost on the projected benefit obligation and lower than anticipated returns on plan assets in 1994. Partially offsetting these unfavorable impacts on gross profit was an increase in efficiency on the Company's 727 cargo conversion program and 737 cargo conversion program.

Selling, general and administrative expense increased from $11.9 million in the first nine months of 1994 to $13.1 million in 1995 and increased as a percentage of sales from 11% in 1994 to 12% in 1995. Selling, general and administrative expense increased due to the operation of the aircraft maintenance facility in Copenhagen, Denmark which began in May of 1994, the establishment of a sales and marketing office in Denver, Colorado and increased royalty fees due to increased sales, associated with the aircraft cargo handling systems product line.

The Company has undertaken a number of actions in response to these lower margins including cost cutting and containment and changes in its production processes, the benefits of which it believes will begin to be realized in 1996.

The Company recorded bad debt expense of $0.2 million in 1995 versus a bad debt recovery of $0.1 million in 1994. Research and development expense decreased from $0.7 million in 1994 to $0.4 million in 1995.

Interest expense remained constant at $2.5 million for both 1995 and 1994. Total consolidated indebtedness was $26.4 million at September 30, 1995 versus $32.2 million at September 30, 1994. The effective average interest rate in the first nine months of 1995 on the Term Credit facility and the Revolving Credit facility was 9.02% versus 6.80% in 1994.

Other expense increased marginally in the first nine months of 1995 versus 1994. However, the Company recorded approximately $0.6 million of penalties for the late payment of federal payroll taxes as necessitated by the Company's continuing cash flow problems which are detailed below in the Liquidity and Capital Resources paragraphs. The Company's cash resources have been severely strained by the persistent late payments made by its largest customer, the cost effect of late delivery of government furnished materials on the KC-135 aircraft program and the cost impact of the start-up and operation of the Company's Copenhagen aircraft maintenance facility. The Company also recorded approximately $0.3 million of accrued interest income recorded in conjunction with the REA for the cost effect of late delivery of GFM associated with the 1990 KC-135 contract. The settlement with the U.S. Government for the REA is expected to include an appropriate provision for the time value of money.

The Company booked $2.0 million of state and federal income tax expense in 1995 and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards. The Company's effective tax rate in 1995, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 41.2%. The Company recorded $0.1 million of tax expense in 1994. The Company's effective tax rate in 1994, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 4%. The effective tax rate increased significantly in 1995 due to the $10.5 million reduction of the Company's deferred tax asset valuation allowance at December 31, 1994. The Company reduced its valuation allowance in 1994 due to the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31, 1993), whereby the realization of certain deferred tax assets became more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the period ended September 30, 1995 and September 30, 1994.

Pension cost in excess of funding increased in 1995 as compared to 1994 because the Company recorded significantly higher pension expense in the first nine months of 1995 compared to 1994 and because the Company did not fund its pension in the second and third quarters of 1995. The Company funded its pension $0.3 million in the first quarter 1995 and $0.3 million in each quarter of 1994. It is the Company's intent to fund the pension in 1995 at a level equivalent to 1994, but the Company has been unable to do so thus far, due to its strained cash resources.

A provision of $1.6 million for losses on contracts in progress was recorded for the first 727 conversion contract to be worked at the Company's Copenhagen aircraft maintenance facility. The provision was required due to an anticipated higher cost associated with the facility's first aircraft conversions and unfavorable movements in the kroner/dollar exchange rate. Two of the three aircraft to be worked under this contract have been redelivered to the customer as of September of 1995 and approximately $1.1 million of the reserve has been relieved. The Company also relieved all of its $0.7 million reserve related to a certain contract for which the loss reserve depended on the number of aircraft delivered to the Company prior to December 31, 1995. Management does not anticipate any ships to be delivered under this contract prior to December 31, 1995.

Inventory decreased in the first nine months of both 1995 and 1994 primarily due to an increase in customer financed progress payment balances. Progress payment balances increased $12.5 million in 1995, work in process increased $9.0 million and raw materials and finished goods increased $2.0 million. In 1994, progress payment balances increased $3.2 million, work in process increased $2.8 million and raw materials decreased $1.2 million.

In 1995, the Company recorded revenue and other income of $5.5 million associated with the anticipated settlement of the aforementioned U.S. Government Requests for Equitable Adjustment, versus $3.5 million recorded in 1994. The Company reclassed $8.0 million of its $9.0 million REA receivable from long-term to short-term in the third quarter of 1995 because it anticipates receiving payment of $8.0 million from the U.S. Government on or before December 31, 1995.

The Company booked $2.0 million of state and federal income tax expense in 1995 and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards. The Company's effective tax rate in 1995, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 41.2%. The Company recorded $0.1 million of tax expense in 1994. The Company's effective tax rate in 1994, considering book income adjusted for losses incurred at the Copenhagen, Denmark facility and permanent tax item adjustments, was approximately 4%. The effective tax rate increased significantly in 1995 due to the $10.5 million reduction of the Company's deferred tax asset valuation allowance at December 31, 1994. The Company reduced its valuation allowance in 1994 due to the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31, 1993), whereby the realization of certain deferred tax assets became more likely than not.

Accounts payable and accrued expenses increased in the first nine months of 1995 and 1994 primarily due to an increase in vendor payables. The Company increased its insurance proceeds receivable and recorded income of $0.2 million in the first quarter of 1995 due to an additional anticipated insurance recovery for damages incurred during the January, 1994 California earthquake. The Company recorded $0.1 million of insurance proceeds receivable in the third quarter of 1995 associated with a fire at its facility in Clearwater, Florida.

The Company utilized $7.5 million of its Revolving Credit facility at September 30, 1995 versus $6.2 million at December 31, 1994. In the first nine months of 1995, the Company used funds of $5.4 million provided from operating activities and $1.3 million borrowed through the Revolving Credit facility to provide for $4.0 million in principal payments on the Term Credit facility, $1.9 million for capital items and $0.5 million in principal payments on various capital leases. In the first nine months of 1994, the Company used funds of $7.4 million provided from operating activities and $0.7 million from the Revolving Credit facility, to fund $6.0 million in principal payments on the Term Credit facility, $0.3 million for payments on various capital leases and $1.6 million for capital items.

For a discussion of the Company's principal debt obligations and banking relationship, please refer to Note 5 to the Company's interim unaudited financial statements in Part I, Item 1 and to
Part II, Item 3 of this Report.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at September 30, 1995 and 1994:

                                 1995        1994
          U.S. Government     $143,923    $125,680
          Commercial            33,114      58,181
                              $177,037    $183,861

As of September 30, 1995, 81% of the Company's backlog was for the U.S. Government versus 68% for the period ended September 30, 1994. The Company's U.S. Government backlog increased primarily due to an increase in backlog under the Company's KC-135 contract. In September of 1995, the U.S. Air Force exercised its option for the second year of its seven year contract for KC-135 PDM aircraft.
The Company's KC-135 backlog in 1995 was $106.9 million versus $94.0 million in 1994. Also in September of 1995, the U.S. Air Force exercised its option for the fifth and final year of its contract for C-130 PDM aircraft. The Company's C-130 backlog in 1995 was $13.7 million versus $8.1 million in 1994. Other changes in the Company's U.S. Government backlog include an increase of $4.0 million for the targets product line, an increase of $2.3 million associated with the H-3 Helicopter contract, and a decrease of $7.4 million under the Company's HERA contract, due to performance of work over the past twelve months.

The Company's commercial backlog at September 30, 1995 is down from prior year primarily due to a reduction of $25.7 million under the Company's 737 cargo conversion program. Approximately $20.7 million of the reduction is due to the elimination of assumed option ships under contracts approaching their expiry. The Company believes at least some of these ships eventually will be converted under new or renegotiated contracts. Approximately $5.0 million of the reduction is due to revenues recognized over the past twelve months. Other changes in the Company's commercial backlog include an increase of $4.0 million for backlog at the Company's Copenhagen facility, an increase of $1.8 million related to 747 cargo conversion kits, offset by a $5.9 million decrease in 727 cargo conversion backlog.

Approximately $16.3 million of commercial backlog at September 30, 1995 (compared to $19.6 million at September 30, 1994) may not be considered as firm as it includes maintenance and modification work to be performed on optional aircraft. Additionally, the Company has approximately $205 million of firm but unfunded backlog associated with the five follow-on years of the KC-135 contract, which is not included in the figures cited above.

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


CONTINGENCIES

As previously discussed, a denial of the Company's requests for equitable adjustment from the U.S. Government for the cost impact of late delivery of government furnished material on its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $9.0 million.

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

































                     PRECISION STANDARD,INC.

                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          As noted in prior reports, the Company has been under severe cash constraints due to the adverse cost effects resulting from the failure of its largest customer to deliver critical parts in a timely fashion, that customer's failure to make timely payments to the Company and the cost impact of the start-up and operation of the Company's European facility.

          As a consequence of these cash flow problems, the Company was in violation of two financial ratio requirements of its loan agreements with its primary lender as of June 30 and September 30, 1995, was late in the fulfillment of $2.0 million principal repayment obligation on its Term Credit facility due June 30, 1995, and has been unable to meet its principal and interest obligations during the third quarter and thereafter. As a result of these violations and delinquencies, the Company may be deemed to be in default of its loan agreements with its primary lender and of those of its other obligations which contain cross-default provisions to the Company's principal loan agreements.

          The Company's Term Credit facility provided for a final payment of $7.0 million on September 30, 1995, $2.0 million of which could have been extended to December 31, 1995 and $3.0 million extended to March 31, 1996 by payment of an extension fee on September 30 had the Company not been deemed to be in default on that date. Similarly, the Revolving Credit facility, which had a balance of approximately $7.5 million on its September 30, 1995 maturity date, otherwise could have been extended to March 31, 1996. The Company did not make the payments of principal due under these facilities on September 30, 1995 and did not pay any extension fee to
          its primary lender on that date.    In addition, the
          Company did not pay the $5.0 million installment of principal for its Senior Subordinated Loan due on September 30, 1995 (for which no extension was available) and its unpaid interest obligations total approximately $1.0 million. The Company's failure to make these payments may have constituted events of default under the Amended and Restated Credit Agreement and Senior Subordinated Loan Agreement.

          The Company's failure to make its required debt payments was attributable primarily to the failure of the Company's largest customer to make timely payments due under its contracts with the Company and the costs incurred by the Company on account of that customer's late delivery of critical parts to the Company. Nevertheless the Company believes that it will receive substantial reimbursement for these costs as a result of the Request for Equitable Adjustment ("REA") it has filed with the government and that its cash flow problems will be greatly alleviated by such reimbursement. (See, also, Note 6, Contingencies).

          On September 30, 1995, the Company and its primary lender further amended their Amended and Restated Credit Agreement to provide for a higher interest rate, additional reporting requirements and an amendment to the stock purchase warrant held by its primary lender to permit cashless, or "net issue," exercises thereof. The primary lender also agreed to forbear from pursuing collection of the indebtedness owed by the Company under the Restated Credit Agreement and the Senior Subordinated Loan Agreement until October 30, 1995 so long as certain interim steps were taken by the Company with respect to the management of its cash flow. The Company has since received another offer of forbearance to January 31, 1996, which offer it anticipates to close shortly.

          The Company is continuing to negotiate with its primary lender with a view toward restructuring the Company's indebtedness upon receipt of the proceeds of the REA and, based on the discussions to date, believes that its primary lender remains willing to negotiate toward that end. In addition, the Company has been actively investigating a variety of refinancing options with its investment bankers.

          While the Company recognizes that its primary lender could attempt to enforce the remedies available to it for an event of default, including its rights to foreclose on the Company's assets as a secured creditor, the Company does not believe that any such attempt is likely in the foreseeable future.

          Moreover, in the unlikely event that such an action is brought against the Company, the Company believes that it may have valid defenses to such claims and would vigorously defend itself.

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




                                   PRECISION STANDARD, INC.



Date:        11/8/95               By:  /s/ Matthew L. Gold
                                         Matthew L. Gold
                                         Chairman, President and
                                         Chief Executive Officer




Date:        11/16/95              By:  /s/ Walter M. Moede
                                         Walter M. Moede
                                         Executive Vice President
                                         & Chief Financial Officer