Form 10-K405
period 1995-12-31
PRECISION STANDARD INC
filed 1996-04-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the twelve months ended
                        December 31, 1995

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

     The aggregate market value of the Common Stock held by non-affiliates on February 29, 1996 was approximately $4,348,519.

     The number of shares of the Company's Common Stock out-standing as of February 29, 1996 was 12,468,288.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1995) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes No




                     FORM 10-K ANNUAL REPORT

      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

          Item 14.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K.....

SIGNATURES            ......................................







                             PART I

Item 1.  Business.

A.   GENERAL

Precision Standard, Inc. ("the Company") is a diversified aerospace company with executive offices in Denver, Colorado. The Company is composed of two operating groups, the Aircraft Maintenance and Modification Group and the Manufacturing and Overhaul Group.

The Aircraft Maintenance and Modification Group, which maintains and modifies large transport aircraft for the U.S. and foreign governments and commercial customers, includes the Aeroplex Group of Pemco Aeroplex, Inc. ("Pemco" or the "Aeroplex") and Pemco World Air Services, A/S, located in Copenhagen, Denmark. The primary military element of the Aircraft Maintenance and Modification Group is located in Birmingham, Alabama and operates as the Birmingham division of the Aeroplex. The primary commercial element of the Aircraft Maintenance and Modification Group, which operates under the name Pemco World Air Services, includes the Dothan, Alabama division of the Aeroplex and Pemco World Air Services, A/S.

The Manufacturing and Overhaul Group includes the Hayes Targets division of Pemco Aeroplex, Inc., which designs and manufactures aerial target systems for domestic and foreign military customers; Space Vector Corporation, which develops and manufactures rocket launch vehicles and guidance systems for the U.S. Government as well as foreign and commercial customers; Pemco Engineers Aircraft Cargo Systems division, which designs and manufactures aircraft cargo handling systems; Pemco Engineers Springs and Components division, which designs and manufactures precision springs and components; Pemco Air Support Services, Inc. ("PASS"), which sells parts for large transport aircraft and provides support of aircraft which have been converted or modified by Company affiliates; and Pemco Nacelle Services, Inc. ("Nacelle"), which maintains and overhauls engine nacelles and thrust-reversers for large jet transport aircraft.

B.   SIGNIFICANT DEVELOPMENTS

Conversion of a Boeing 727 to a "Combi" Configuration

The Company received Federal Aviation Administration ("FAA") certification and Transport Canada certification in 1995 for the conversion of a Boeing 727-200 to a configuration that incorporates main deck compartments for both passengers and cargo. The aircraft can be dispatched as a full passenger aircraft, a full freighter or a "combi" aircraft, having up to six different combinations of cargo pallets plus corresponding passenger loads. The Company is the first to accomplish a conversion that incorporates a multi-position, passenger and cargo compartment, with variable smoke detection and fire suppression systems. First Air of Ottawa, Ontario, the world's foremost Artic air carrier, was the Company's launch customer for this program.

Agreement with Bombardier Business Aircraft

In the second quarter of 1995, the Company reached an agreement with Bombardier Business Aircraft for the development and marketing of a Cargo Variant ("CV") of the Canadair Challenger widebody business jet. Under the terms of the agreement, Pemco World Air Services will design and install the cargo conversions while Canadair will provide the technical documentation and support for the aircraft. Both companies will work to market the Challenger CV and are currently seeking a launch customer for this program.

Lease Renewal of the Company's Birmingham Facility

The Company accepted an offer from the Birmingham Airport Authority for a twenty year extension of its lease for the facility located at the Birmingham International Airport. The lease extension offer sets a new expiry date of September 30, 2019 and provides for the release of certain, limited parcels to the Authority but otherwise contains the same terms and conditions as are in effect under the Company's present lease. Formal documentation of this renewal is currently in progress.

Agreement with San Bernardino International Airport Authority

In May of 1995, the Company entered into a memorandum of understanding for the lease of hangar, manufacturing and warehouse space on the former Norton Air Force Base at San Bernardino, California. The memorandum provides for a lease under which approximately 650,000 square feet would be used by the Company as an aircraft maintenance and modification center. The facility would allow the Company to add substantially to its wide-body aircraft maintenance capabilities and broaden the range of military and commercial aircraft that it can service. The parties continue to negotiate appropriate terms under an exclusive option arrangement.

C.   BUSINESS OUTLOOK

In general, demand for aircraft maintenance and modification services is increasing. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. These operators are also delaying expensive fleet renewal programs which results in the need to keep aging fleets in flight-worthy condition. For both reasons, signs are positive that the third-party maintenance and modification industry will be the beneficiary of these trends over the next few years.

Military Maintenance and Modification Industry

The amount and type of military maintenance and modification work required by the U.S. Armed Services depends primarily upon the nation's national security objectives in view of perceived global political instability. Recently American personnel strength in Europe has decreased from over 500,000 at the height of the Cold War to approximately 100,000 presently. The growing integration of Europe and the rise of new security structures competing with NATO may cause that number to decrease even further in the future. The clear pattern seems to be one of global retrenchment and the inevitable return of most forward deployed forces to the United States.

However, while the U.S. is being compelled by budget cuts and other imperatives to pull back its forces, its vital interests and obligations around the world are not undergoing a corresponding decline. The U.S. still has commitments or vital interests in Europe, the Middle East, throughout the Pacific region, and the Western Hemisphere. Without globally deployed forces close to the scene of potential conflicts, the U.S. must replace withdrawn forward deployed forces with the ability to rapidly re-deploy armament, equipment and supplies to these future trouble spots. This strategic plan depends ultimately on the overall heavy air lift capability of the U.S. Military.

This need for immediate rapid deployment of force has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budget. In fact, it can be argued that the budget cuts have actually aided the sector in certain ways. By limiting future expenditures, the military has been unable to initiate programs to replace substantial portions of their aging transport fleets. These aging aircraft require more service than newer aircraft, generating greater revenue for the military maintenance and modification sector of the industry.

Furthermore, budget cutbacks have forced the military to close a number of its bases and depots. As major repair depots are closed, the military is less capable of maintaining and servicing its aircraft internally. As a result, the military has stated its intention to contract a greater portion of the maintenance and service of its air fleet with the private sector. As a means to reduce overall costs, the military has begun to privatize many of the services that were traditionally provided internally. This too, has expanded the demand for government contract services such as those provided by the Company. Additionally, the Company benefits from its forty-plus years of experience as a systems integrator for both military and commercial customers.

Commercial Maintenance Industry

On the commercial maintenance front, there are many indicators that point to the increasing use of third-party maintenance businesses in the foreseeable future, as airlines continue to search for ways to reduce costs without compromising their competitive edge or reducing profitability. A number of airlines have discovered that the work done by third-party companies is in many instances relatively faster and cheaper, as compared with similar work performed in-house. According to "Overhaul Maintenance Quarterly, September 1995", America West contracted approximately 40% of its maintenance in 1994, Continental 44% and industry trendsetter Southwest Airlines contracted 73%.

Moreover, across the industry, the demand for contract overhaul, maintenance and modification services is escalating. This increased flow has been partially driven by the airlines' reluctance to ramp up their fleet renewal programs. As a result, the airlines are forced to have their aging fleets maintained more frequently to keep them in flight-worthy condition.

Commercial Modification Industry

The rapid increase in worldwide freight movements has spawned a demand for dedicated cargo aircraft. Few companies have the capital to purchase factory new all-cargo aircraft, and thus the majority of air cargo planes have been converted from a pure passenger configuration. Overnight package delivery, a service which has experienced much growth in the last fifteen years in the U.S., is beginning to blossom in Europe. These package carriers are a driving force in commercial modification, and their anticipated success in Europe and elsewhere is expected to increase the demand for cargo conversions.

Air cargo traffic is forecasted to grow at a rate of approximately (7%) annually through the year 2013 and the number of all-cargo planes is expected to approximately double over the next two decades, increasing the demand for aircraft modification commensurately. Passenger to freighter conversions are typically performed on aircraft which offer high cargo capacity and low capital costs. These include the DC-8, DC-9, DC-10, B-707, B-727, B-747, L-1011 and the BAe-146, making the potential market for this type work quite substantial.

However, new aircraft such as the B-737, B-757 and MD-80, which offer favorable operating and maintenance cost trade-offs, are also attractive candidates for conversion. As an example, passenger-to-quick-change conversions have been performed solely on new or late model B-737 aircraft. The passenger-to-quick-change conversion, which was innovated by the Company, enables the carrier to convert the aircraft from passenger to freighter configuration in approximately thirty minutes, allowing the carrier to supplement its passenger business with cargo operations.

D.   PRINCIPAL PRODUCTS AND SERVICES

AIRCRAFT MAINTENANCE AND MODIFICATION

General

The Company's aircraft maintenance and modification services include custom airframe design and modification and complete airframe maintenance and repair together with technical publications. A majority of the services are provided under multi-year contracts for both military and commercial customers. The Company's military customers include the United States Armed Forces ("Armed Forces") and certain foreign military services. The Company's commercial customers include the major global lessors of aircraft as well as airlines, couriers and air-freight carriers.

The Company employs a large skilled work force and a permanent engineering, design and analysis staff. The principal services performed are Programmed Depot Maintenance ("PDM"), Scheduled Depot Level Maintenance ("SDLM"), commercial C-level and D-level heavy maintenance checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, aircraft stripping and painting, component overhaul, rewiring, parts fabrication and engineering support. Some of these services are performed exclusively for the military while others are performed for the Company's commercial customers; however, most of these services are offered to both customer groups.

The Company's competition for military aircraft maintenance contracts includes Boeing Military Aircraft, Aerocorp, Lockheed-Martin Aeromod, Raytheon-E Systems and Chrysler Technologies. The Company's competition for its commercial work in the United States consists of approximately 10 to 15 independent, unlimited repair and modification stations ranging from $10 million to $150 million in annual revenues. However, while many of the Company's domestic competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion. Outside the United States, the majority of the Company's competitors are affiliated with an airline.

The Company considers its competitive strengths to be its product support, proprietary products, engineering and systems integration capability, trained labor force, substantial capacity and strong customer base. Additionally, the Company believes itself to be the first U.S. independent operator to have established a base in Europe. This will allow the Company to expand its relationships with aircraft leasing companies and to offer its conversion products and support capabilities to leasing companies' fleets on two continents simultaneously.

Military Maintenance and Modification

The Company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services. The majority of the aircraft that the Company services are large transport planes used to move troops, supplies, equipment and armor, such as the C-130 "Hercules", or are logistical in nature, such as the KC-135 in-flight refueling aircraft. These planes provide the Armed Forces with the ability to quickly move troops and forces to areas of conflict. These aircraft are essential to the Armed Forces' "Global Reach, Global Power" concept, which places an emphasis on the military's ability to rapidly mobilize its forces and equipment on foreign land when needed. Due to the focus on this new strategy, the Company is confident that these aircraft will remain the military's work horses well into the future. As this role will put tremendous demand and strain on these aircraft, they will continually require the Company's maintenance services.

Military modification and maintenance contracts average three to five years in term. The contracts are originally set for a certain number of aircraft for the duration of the program. In addition to the number of aircraft originally agreed to in the program, the military typically increases this number as aircraft that were not scheduled for maintenance require servicing. These "drop-in" aircraft generally increase the value of each contract. The Company has a successful history with the military and expects this history to help it retain the contracts that it currently holds as well as increase the likelihood of securing additional contracts in the future.

The principal services performed under military contracts are PDM, SDLM, systems integration and modification of fixed and rotary wing aircraft. The PDM/SDLM is the most thorough scheduled maintenance "check-up" for a military aircraft, entailing a bolt-by-bolt, wire-by-wire and section-by-section examination of the entire aircraft. The process can average up to 148 days per aircraft. The typical PDM program involves a nose to tail inspection and a repair program on a four or five-year cycle. In addition to heavy maintenance, the program can include airframe corrosion prevention and control, rewiring, component overhauls and structural, avionics and various other system modifications.

PDMs are performed primarily at the Birmingham division of the Aeroplex on a flow-through system. Throughout the duration of the maintenance procedure, the aircraft moves through the facility from one work station to the next. Each station is responsible for certain objectives, and once these tasks are completed, the aircraft is moved to the next bay.

At the onset of the PDM, the aircraft is completely defueled and, generally, stripped of paint in an acidic wash. The entire airframe, including the ribbings, skins and wings undergoes a thorough structural examination which can result in modifications to the airframe. The plane's avionics, which essentially are the electronics that control the flight of the aircraft, receive examination and repair or modification as required. At the completion of the overhaul, the aircraft is repainted.

In order for the Company to efficiently complete its maintenance procedures, it maintains hydraulics, sheet metal and machine shops to satisfy all of its hydraulic testing and assembly needs and to fabricate, repair and restore parts and components for aircraft structural modification. The Company also performs in-house heat-treatment on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories.

The Company's skilled work force and engineering staff are familiar with all aspects of aerodynamics, propulsion, fluid mechanics, flight operations, fuel and induction systems, controls, communications, radar, instrumentation and support research and development functions.

The Company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 45 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4,
F-15, F-16, T-38 and U.S. Navy H-2 and H-3 helicopters.

KC-135 Aircraft Contract

The KC-135 is a United States Air Force ("USAF") tanker aircraft which is used primarily for the in-flight refueling of combat and combat-support aircraft. Currently, the U.S. KC-135 tanker fleet is understood to number in the hundreds, and the aircraft is projected to be serviceable through 2030.

In August of 1994, the USAF awarded the Company a new contract for the PDM of its KC-135 aircraft. The contract is expected to last seven years and involve the maintenance of as many as 389 aircraft. The KC-135 PDM program involves a nose to tail inspection and repair program on a scheduled five-year cycle. The funding approved by the USAF under the first year of the contract is projected to be $54.9 million and $49.0 million has been awarded under the second year of the contract. The total value of the contract over a seven year period, if fully funded, is expected to be over $307.0 million. The Company first performed PDM on the KC-135 in 1968 and has since processed 2,067 such aircraft.

In addition to the KC-135 PDM maintenance contract, the USAF also awarded the Company a KC-135 battery system modification contract in August 1995. As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2030, the KC-135 PDM program is anticipated to further expand to include additional upgrades such as new cockpit and avionics systems. The Company has performed other major upgrades in the past including wing re-skin, major re-wire, corrosion prevention control and flight director, auto pilot and fuel savings advisory system modifications.

C-130 Aircraft Contract

The C-130 is a four-engine, turboprop all-purpose military transport and utility cargo aircraft. The aircraft has been built by Lockheed since the mid-1950's and is still in production. The current U.S. C-130 fleet is also understood to number in the hundreds, and the aircraft is also projected to be serviceable through 2030.

In 1991, the USAF awarded the Company a five year contract for the PDM of its C-130 aircraft. The PDM program involves a nose to tail inspection and repair program on a four-year cycle. The contract expires in 1996, at which time the Company intends to vigorously pursue its re-award. However, the government's re-bid process is behind schedule which will likely result in the current contract being extended through early 1997. The new contract is expected to run for five years and will potentially involve 40 aircraft per year versus an average of 12 aircraft under the current contract. The increase in aircraft is anticipated due to depot closures and the repatriation of work from foreign depots.

The Company has held the C-130 contract for approximately 30 years and has provided service to approximately 1,844 aircraft.

H-3 Helicopter Contract

The H-3 helicopter is a utility, search and rescue, anti-submarine warfare and VIP transport helicopter. The helicopter was built by Sikorsky and is projected to be serviceable through 2010.

In 1994, the Navy awarded the Company a five year contract for SDLM work of its H-3 aircraft. This contract is for a nose to tail inspection and repair program on a four-year cycle. The Navy input only two aircraft in the first year of the contract, the contract minimum number. The Navy was still performing in-house SDLM work during the first year of the contract, prior to its closing the Naval Aviation Depot in Pensacola, Florida. The Company anticipates working eleven aircraft in the second year of the contract.

Commercial Aircraft Maintenance and Modification

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e. leasing companies, banks, airlines, air cargo carriers). Contracts for commercial maintenance can range from the single aircraft which might be in-house for a few days, to multi-plane efforts that can span a year or longer. Modification contracts involve greater effort per aircraft and often involve multiple units which range in term from six months to three years. The principal services performed under commercial maintenance and modification contracts are "C" and "D" checks, which are similar to the PDM and SDLM programs performed by the Company for military aircraft, passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi), and strip and paint.

The "C" check is an intermediate level service inspection that, depending upon the FAA approved maintenance program being used, includes systems operational tests, thorough exterior cleaning, and cursory interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing. Visual inspection of the external structure and the internal structure through access panels is part of the "C" check. The normal intervals between "C" checks can be as little as 1,000 flight hours and as many as 5,000 flight hours, depending upon the type of aircraft and the requirements of the operator's approved FAA maintenance program.

The "D" check requires a more intense inspection. The "D" check includes all of the work accomplished in the "C" check but places a more detailed emphasis on the integrity of the systems and structural functions. In the "D" check, the aircraft is disassembled to the point where the whole structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system's functional test series. The normal intervals between "D" checks can be as little as 10,000 flight hours and as many as 25,000 flight hours, depending upon the type of aircraft and the requirements of the approved FAA maintenance program.

The form, function and interval of the "C" and "D" check is different with each operator's program. Each operator must have their particular maintenance program approved by the FAA and there are a number of variables which dictate the final form of a given program. Those variables include the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, the number of take-offs and landings (called flight cycles) that the aircraft regularly endures and the technical abilities of the entities performing the maintenance. In particular, flight cycles can effect the intervals required for major components to be changed or overhauled, thus effecting the amount of work required during any given check.

In addition to the tasks required in the "C" and "D" check, there are other associated tasks that are accomplished with these checks. There are structural inspections, which focus on known problem areas, that are required by the manufacturers. These are called Supplemental Structure Inspections (SSI). With the recent institution of the Aging Aircraft Programs by the manufacturers, there are also inspection programs for areas of known corrosion problems that are called Corrosion Prevention and Control Programs ("CPCP"). These additional inspections supplement and, in some cases, overlay the "C" and "D" check tasks.

The process of converting a passenger plane to freighter configuration entails completely stripping the interior; strengthening the load-bearing capacity of the flooring; installing the bulkhead or cargo net; cutting into the fuselage for the installation of a large cargo door; reinforcing the surrounding structures for the new door; replacing windows with metal plugs; and fabricating and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage, the air conditioning system modified and smoke detection system installed. Additionally, the Company installs the on-board cargo handling system. Conversion contracts also typically require "C" or "D" maintenance checks as these converted aircraft have often been out of service for some time and maintenance is required to bring the plane up to current FAA standards. In addition, while the conversion and maintenance work is being completed, many aircraft are fitted with hush-kits to enable their engines to comply with FAA noise regulations.

The Company also regularly provides other modification and integration services for its commercial customers under its own or customer-provided Supplementary Type Certificates ("STC") including integration of new avionics systems, installation of new galleys and airstairs and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any air frame modification a commercial customer may require.

Contracts for commercial aircraft are performed primarily at the Dothan division of the Aeroplex and Pemco World Air Services, A/S in Copenhagen, Denmark. The commercial aircraft are typically docked and serviced in one bay for the duration of their particular program.

The Company has performed maintenance work on a wide variety of commercial aircraft and has approximately a 40% share of the after-market cargo conversion business for large transport aircraft. The Company has converted over 130 Boeing 727s, 29 BAe-146s, and 33 Boeing 737's.

The Company holds STCs from the FAA for the conversion of various aircraft from passenger-to-freighter, passenger-to-quick-change, and combination passenger and freighter conversions. Each type of aircraft is certified by the FAA under a specific certificate. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA and are then certified by an additional STC. The Company holds passenger-to-freighter configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300, and 747 aircraft, C-9 aircraft, and BAe-146 aircraft. Additionally, the Company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft.

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

The infrared wing tip pods are utilized on sub and full scale drones or droned excess military aircraft. Hayes Targets has supplied 100% of infrared augmentation for the U.S. Air Force for the last 21 years. Hayes Targets is presently designated as an Air Force "Blue Ribbon Contractor".

The targets and pods are produced by the Company's Hayes Targets division at Leeds, Alabama. The principal markets for the targets are the U.S. armed forces as well as markets in Europe, the Middle East, Australia and South America. The Company's competition consists of one competitor on the west coast of the United States and two foreign entities. The Company considers its competitive strength in this market to be its patented and proprietary products, its superior product performance and its innovative engineering capabilities.

SPACE VEHICLES AND SUPPORT SYSTEMS

The Company maintains a large research, development and engineering staff dedicated to the design and manufacture of space related systems such as sounding rockets, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. The staff serves in the capacity of a subcontractor on most of the large U.S. Government Department of Defense programs with which it is involved. The staff has prime contracts with NASA in support of space science and does a limited amount of commercial space work.

The Company's largest current contract in this arena is the HERA program which will provide realistic ballistic targets for Theater Missile Defense (TMD) interceptor deployment. The HERA program, initiated in 1992, provides for twenty-five target vehicles to be utilized during interceptor testing of various TMD systems through the year 1997. Options to provide an additional fifty target vehicles to continue Army testing and to accommodate Air Force and Navy TMD missions through the year 2000 are part of the long-range HERA program. The Company successfully completed its third HERA test flight in February, 1996 and is well positioned to support the upcoming intercept tests for the Theater High Altitude Area Defense missile and radar system. The HERA program is sponsored by the U.S. Army Space and Strategic Defense Command. Its contractor team is comprised of Coleman Research Corporation as the system prime contractor, Space Vector Corporation as the booster subcontractor, and Aerotherm Corporation as the ballistic reentry target subcontractor.

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

PARTS SUPPORT AND COMPONENT OVERHAULS

The Company's Parts Support and Component Overhaul service provides a comprehensive source for aircraft spares and component overhauls. The Company uses its inventory and on-line tracking and sales system to provide support to the cargo conversion customers of Pemco World Air Services as well as to users and owners of a wide range of commercial and military aircraft. This service provides the Company with the capability of locating spare parts for its customers virtually anywhere in the world, an inventory of critical spare parts for the Company's conversion programs and 24 hour "Aircraft on Ground" service.

This service is provided by Pemco Air Support Services, Inc. ("PASS"). PASS has three locations. PASS facilities at Denver, Colorado and Clearwater, Florida serve North and South America as well as the Pacific Rim. The PASS facility in Copenhagen, Denmark serves Europe, Africa, and the Middle East. The Company markets its parts support and component overhaul service to commercial carriers worldwide as well as to foreign armed services.

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

This service is provided by Pemco Nacelle Services, Inc. which is located at Clearwater, Florida. The Company markets its nacelle overhaul and repair service to commercial carriers worldwide and supports turbofan-powered aircraft manufactured by Airbus, Boeing and McDonnell Douglas. There are approximately five competitors in the United States and abroad. The Company entered this line of business in March of 1993 and is building its competitive strength on turnaround time, the convenience of customer exchange in lieu of repair, quality, and price.

E.   RESEARCH AND DEVELOPMENT

The Company charged the cost it incurred for company sponsored research and development costs, which totalled $0.5 million in 1995, $0.8 million in 1994 and $0.4 million in 1993 directly to earnings. The research and development activities in 1995 were principally in support of the Company's aircraft and Targets programs. In 1996, research and development costs are expected to be in the $0.5 to $1.0 million range, principally in support of the same programs. The Company was not engaged in any customer sponsored research and development efforts in 1993, 1994, or 1995.

F.   SALES

Foreign and Domestic Operations and Export Sales

The majority of the Company's revenues were generated in the United States and the majority of the Company's assets are located in the United States. The Company has two foreign operations, Pemco World Air Services, A/S, which is registered as a Danish limited liability company and Pemco Air Support Services, which is registered as a Danish branch of a U.S. company. These foreign operations contributed less than six percent of the Company's consolidated revenue in 1995 and own less than five percent of the Company's identifiable consolidated assets.

The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities and its Copenhagen, Denmark facility. The Company's Targets, Space Vector, Nacelle and Aircraft Cargo Systems divisions also sell in export markets. The services and products sold at the Company's U.S. locations are payable only in U.S. dollars. The Company's Copenhagen locations accept payments in Danish kroner and U.S. dollars, as well as other foreign currencies.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years. (See also footnote number 13 to the accompanying financial statements of the Company which are included under Item 8 hereof):

     Product and Service Rendered      1995      1994      1993

     Aircraft Maintenance               81%       81%       86%
     and Modification

     Supersonic and Subsonic             3%        3%        2%
     Aerial Tow Targets and
     Wing Tip Pods

     Space Vehicles and                  8%        8%        6%
     Support Systems

     Cargo Handling Systems              5%        6%        5%

     Precision Springs                  <1%       <1%       <1%
     and Components

     Parts Support and Component         2%        2%        1%
     Overhauls

     Nacelle Overhaul and Repair        <1%       <1%       <1%
                                       100%      100%      100%

     Export sales                       15%        7%       10%
     -principally Europe

Major Customers

The following table presents the percentages of total sales for the
Company's largest customers for the last three fiscal years:
                                        1995      1994      1993

     U. S. Government                    59%       66%       69%
     -principally the Air
      Force, Army, Navy, and NASA

G.   BACKLOG

     The following table presents the Company's backlog (in
thousands of dollars) at December 31, 1995 and 1994:
                                        1995         1994

     U. S. Government                $128,734     $113,488
     Commercial                        16,474       59,882
     Total                           $145,208     $173,370

As of December 31, 1995, 89% of the Company's backlog was for the U.S. Government versus 65% for the period ending December 31, 1994. The Company's U.S. Government backlog increased primarily due to an increase in backlog under the Company's KC-135 contract. In September of 1995, the U.S. Air Force exercised its option for the second year of a seven year contract for KC-135 PDM aircraft. The Company's KC-135 backlog at December 31, 1995 was $91.0 million versus $79.8 million in 1994. Also in September of 1995, the U.S. Air Force exercised its option for the fifth and final year of its contract for C-130 PDM aircraft. The Company's C-130 backlog at the end of 1995 was $10.4 million versus $13.5 million in 1994. Other changes in the Company's U.S. Government backlog include an increase of $2.4 million for the targets product line, an increase of $3.1 million associated with the H-3 Helicopter contract, and an increase of $0.7 million under the Company's HERA contract.

The Company's commercial backlog at December 31, 1995 changed from prior year primarily due to a reduction of $38.5 million under the Company's 737 cargo conversion program. Approximately $11.3 million is due to revenues recognized over the past twelve months. The Company believes at least some of these ships eventually will be converted under new or renegotiated contracts. Other changes in the Company's commercial backlog include an increase of $2.1 million of backlog at the Company's Copenhagen facility, offset by a $7.8 million decrease in 727 cargo conversion backlog. Approximately $27.2 million of the reduction is due to the elimination of assumed option ships, some of which were under contracts that have expired.

Approximately $8.9 million of commercial backlog at December 31, 1995 (compared to $27.2 million at December 31, 1994) may not be considered firm orders because it pertains to maintenance and modification work to be performed under contracts that are approaching their expiry. Additionally, the Company has approximately $203 million of firm but unfunded backlog associated with the five follow-on years of the KC-135 contract, which is not included in the figures cited above. Approximately $99.8 million of the December 31, 1995 backlog is expected to be filled in 1996.

H.   RAW MATERIALS

The Company purchases a variety of raw materials including aluminum sheets and plates, extrusion, alloy steel and forgings. Excepting as noted below, the Company experienced no significant shortages of raw material essential to its business during 1995 and does not anticipate any shortages of critical commodities over the longer term; although, this is difficult to assess because many factors causing such possible shortages are outside its control.

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

A significant portion of the equipment and components used by the Company in the fulfillment of its services under United States Government contracts is furnished without charge to the Company by the U.S. Government. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The Company has encountered late delivery of Government-Furnished Material (GFM) in 1993, 1994, 1995 and 1996 and as a result, has experienced a disruption in scheduled work flow.

One example of late GFM is the government's failure to provide the Company with production break fittings that are used in the performance of the KC-135 PDM contract. Late availability of parts caused the average production time required per KC-135 to increase substantially. The disruption and subsequent acceleration impacts on the Company's production line which resulted from these parts shortages negatively impacted the profitability of the contract from 1993-1995. The Company requested equitable adjustment of approximately $10.3 million to compensate it for some of the costs caused by the delay. In February 1996, the Company received $7.7 million plus $0.4 million in related interest in a negotiated settlement with the government. The Company and the government are working on ways to minimize the likelihood of a repetition of such delays in the future, but there can be no assurance that such delays will not recur. The Company anticipates submitting one or more additional Requests for Equitable Adjustment (REAs) to cover other cost impacts of late GFM not included in the REA settled in February of 1996. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations under the heading "KC-135 Contract" for a detailed discussion.)

I.   PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company holds 50 FAA-issued Supplementary Type Certificates
(STCs) which authorize it to perform certain modifications to aircraft. These modifications include air-stair installation and the conversion of commercial aircraft from passenger-to-freighter or passenger-to-Quick Change configurations. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, DC-9, BAe-146 and Convair 580 Series Aircraft. The Company also holds 21 STCs related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification.

The Company also holds FAA-issued Parts Manufacturing Approvals
(PMAs) which give it authorization to manufacture parts of its own design or that of other manufacturers related to its cargo handling system. The Company holds numerous other PMAs which give the Company authority to manufacture certain parts used in the conversion of aircraft from passenger-to-freighter and passenger-to-Quick Change configurations.

The Company holds two active utility patents and three active design patents related to the Hayes Targets product line. Three of the patents (one utility expiring in 2001 and two designs expiring in 1998) concern infrared augmentation. The second utility patent is a British patent (expiring in 1997) and concerns visual augmentation. The remaining design patent (expiring in 1998) concerns a portable ground scoring unit developed for the purpose of scoring ground-based target emplacements on ground-to-air gunnery ranges. All of the patents except the British patent are U.S. patents. The Company does not believe that the expiration or invalidation of any or all of these patents would have a material adverse impact upon its financial condition.

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

The Company firmly believes that the value of its patents, trademarks, copyrights and STCs exceed the amounts of its related intangibles and deferred inventory.

J.   ENVIRONMENTAL COMPLIANCE

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

K.   EMPLOYEES

At February 29, 1996, the Company employed approximately 2,012 persons, of whom approximately 1,395 were covered by collective bargaining agreements. Approximately 20 of these employees are employed on a part-time basis.

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

Item 2.  Properties.

All of the Company's properties are generally well maintained and in good operating condition. All facilities were adequately utilized during 1995 except the Company's Clearwater, Florida facility. The Company suspended aircraft maintenance operations in Clearwater during the second quarter of 1994 in order to adjust its overall staffing to anticipated work levels. The Company continued, however, to operate the PASS aircraft parts distribution center at the Clearwater facility. In the second quarter of 1995, the Company relocated Pemco Nacelle Services to the Clearwater facility in an effort to accommodate the current and anticipated needs of Nacelle. The relocation of Nacelle to Clearwater increased the utilization of the Clearwater facility but did not bring it to a level of full utility.

Pemco World Air Services Marketing Offices and Precision Standard, Inc. Executive Offices - Denver, Colorado

Pemco World Air Services relocated its marketing staff to Denver, Colorado from Birmingham, Alabama in the first quarter of 1995 and Precision Standard, Inc. established executive offices at the same location later in 1995. The lease for this office space expires in May, 2001.

Pemco Aeroplex, Inc. - Birmingham, Alabama

The Birmingham division of the Aeroplex is located at the Birmingham International Airport, at Birmingham, Alabama. The facility is located on 208 acres of land with approximately 1,935,000 square feet of production and administrative floor space. The facility includes ten flow-through bays, each 40 feet high, 160 feet wide and 725 feet long, permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 54,904 square foot general office building which houses the Aeroplex administrative staff. Available ramp area exceeding 3,000,000 square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower which supplements the FAA-managed municipal air control tower and a fire fighting unit which supplements fire fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is in every material respect a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA Repair Station and maintains Department of Defense "SECRET" security clearance.

The facility is leased from the Birmingham Airport Authority. During 1995, the Company accepted an offer from the Birmingham Airport Authority for a twenty year extension of its lease for the facility. The lease extension offer sets a new expiry date of September 30, 2019 and provides for the release of certain, limited parcels to the Authority but otherwise contains the same terms and conditions as are currently in effect under Pemco's present lease. Formal documentation of this renewal is currently in progress.


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

The Clearwater Facility

The Company's Clearwater facility is located at the St. Petersburg/Clearwater International Airport at Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes 2 bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,500 feet), a FAA Flight Service Station and a control tower. The facility houses Pemco Nacelle Services, Inc. and administrative staff of PASS. PASS also utilizes a warehouse at the Clearwater facility.

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September 2000, exclusive of four optional renewal periods of five years each which would extend the lease until September 2020.

The Targets Division

The Targets division is located at Leeds, Alabama. The facility is located on 4 acres of land and consists of one metal building with approximately 32,000 square feet of manufacturing and office floor space. The Targets division occupies this building under a lease agreement which, inclusive of a twelve year option period, expires in December of 2006.

Pemco Nacelle Services, Inc.

Pemco Nacelle Services is located at the Clearwater, Florida facility (see description under "The Clearwater Facility").

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

Pemco Air Support Services (PASS)

PASS has three locations: administrative offices at the Denver, Colorado location, a warehouse at the Clearwater facility, and administrative offices and a warehouse at the Pemco World Air
Services A/S facility in Copenhagen, Denmark.

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

The Company is also a party to other, non-employee related litigation, the results of which are not expected to be material to the Company's financial condition.

The Company has been designated as a potentially responsible party under The Comprehensive Environmental Response, Compensation and
Liability Act for contamination associated with a site near its Clearwater facility. See Item 1. Business, Environmental
Compliance, for further disclosure.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of the Company's shareholders in the fourth quarter of fiscal 1995.

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

                                        Bid Quotations
                                        High       Low

          1994

          March 31, 1994                3-5/8     2-3/4
          June 30, 1994                 3-1/2     2-1/2
          September 30, 1994            3-1/8     2-5/8
          December 31, 1994             2-1/8     1-5/8

          1995

          March 31, 1995                2         1-5/8
          June 30, 1995                 2-9/16    1-7/8
          September 30, 1995            2         1-3/4
          December 31, 1995             1-7/16    1

On December 31, 1995, there were 12,793,215 shares of common stock issued. There are 12,455,955 shares outstanding held by 230 owners of record, which the Company believes were held by more than 500 beneficial owners. The Company also granted a warrant to its primary lender in connection with its Senior Subordinated Loan to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The warrants have not been exercised and expire on September 9, 2000.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

Item 6.  Selected Financial Data.

   Consolidated operating data for the Company is as follows
(in thousands of dollars):
                    Year      Year      Year      Year      Year
                   Ended     Ended     Ended     Ended     Ended
                 12/31/95  12/31/94  12/31/93  12/31/92  12/31/91

Net Sales        $154,658  $148,495  $169,868  $146,229  $137,248

Income              2,583     6,812    14,184     7,053     2,299
 from
 operations

Income (loss)      (3,811)   11,227     7,271     1,169    (2,865)
 before extra-
 ordinary item

Earnings before      (.31)      .67       .58       .10      (.23)
 extraordinary
 item (loss) per
 share of
 common stock
 (primary and
 fully diluted)

Net Income         (3,811)   11,227     5,997     2,046    (1,764)
 (loss)

Net Income           (.31)      .67       .47       .16      (.16)
 (loss) per
 share of
 common stock
 (primary and
 fully diluted)

   Consolidated balance sheet data for the Company is as
follows (in thousands of dollars):
                   Year      Year      Year      Year      Year
                   Ended     Ended     Ended     Ended     Ended
                 12/31/95  12/31/94  12/31/93  12/31/92  12/31/91

Working           $21,122   $14,277   $23,127   $14,615  $ 17,500
 Capital

Total              80,971    80,776    70,905    71,803    72,757
 Assets

Long-Term
 Obliga-
 tions:

Debt               25,787    14,925    28,567    33,792    43,212

Other              10,790    15,671    10,708     4,218     3,196

Stockholders
 equity            13,874    12,515     4,287     3,019       974

Item 7.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

INTRODUCTION

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as Item 8.

RESULTS OF OPERATIONS

Twelve months ended December 31, 1995
Versus twelve months ended December 31, 1994

Revenues for the year ended 1995 increased 4% from $148.5 million in 1994 to $154.7 million in 1995. Government sales decreased 7% in 1995, from $98.1 million in 1994 to $91.7 million in 1995. Commercial sales increased 25% in 1995, from $50.4 million in 1994 to $63.0 million in 1995. The Company's mix of business between government and commercial customers shifted from 34% commercial and 66% government in 1994 to 41% commercial and 59% government in 1995.

The decrease in government sales in 1995 was due primarily to a reduction in the number of KC-135 Programmed Depot Maintenance
(PDM) aircraft redeliveries. Fifty-two aircraft were redelivered in 1994 versus forty-five aircraft in 1995. Approximately eleven aircraft that were scheduled to redeliver by the end of 1995 were delayed, primarily due to late receipt of government furnished material (GFM) and an unprecedented number of major structural problems on the aircraft. (See below, under the heading "KC-135 Contract" for a detailed discussion). In addition to the reduction in the number of KC-135 PDM redeliveries in 1995, the Company has thus far seen a decline in revenue of approximately $0.1 million for each aircraft redelivered under the 1994 (or "new") KC-135 contract due to a restructuring of the work package on the new contract versus the 1990 (or "old") contract. Twenty-four of the forty-five aircraft redelivered in 1995 were worked under the new KC-135 contract.

The increase in the Company's commercial sales was due primarily to an increase in aircraft maintenance and modification services, other than cargo conversion aircraft. These services, which included a contract with a major airline, were performed at the Pemco World Air Service facilities in Dothan, Alabama and Copenhagen, Denmark. Commercial sales also increased due to an increase in the number of redeliveries on the Company's 727 program, fifteen redeliveries in 1995 compared to thirteen redeliveries in 1994. The Company also recognized revenue in 1995 for the first ship converted under the Company's B-727 "combi" conversion program. Partially offsetting the above increases was a reduction in the number of 737 cargo conversion aircraft redeliveries (four redeliveries in 1995 versus six redeliveries in 1994).

The ratio of cost of sales ($132.5 million in 1995; $125.8 million in 1994) to net sales ($154.7 million in 1995; $148.5 million in
1994) increased from 85% in 1994 to 86% in 1995. The resultant decrease in gross profit is attributable primarily to a reduction in profit realized under the Company's KC-135 PDM program, losses incurred at the Company's Pemco World Air Services division in Copenhagen, Denmark, and losses incurred and accrued under the Company's C-130 PDM contract.

As indicated below under the heading "KC-135 Contract", the reduced profit realized under the KC-135 contract is primarily attributable to late receipt of GFM and an unprecedented number of major structural problems, both of which form the basis of requests for equitable adjustment of contract pricing anticipated to be filed in the second half of 1996.

The Company incurred a loss of $5.1 million in 1995 at its aircraft facility in Copenhagen, Denmark, compared to a loss of $1.9 million for approximately six months of operation in 1994. The facility has experienced a lower than anticipated sales volume since commencing operation in May of 1994 as well as initial ship learning expense in 1995 on the facility's first-ever 727 cargo conversions.

The Company incurred a loss of approximately $1.0 million in 1995 under its C-130 PDM contract versus a profit of approximately $1.0 million in 1994. The Company also recorded a $0.5 million reserve for losses anticipated from the remaining ships in work and to be worked under the contract, which expires in September 1996. The profitability of the contract has suffered due to a reduction in the number of drop-in aircraft (twenty-three in 1995 versus thirty-two in 1994) and a higher than anticipated concentration of PDM ships requiring extensive repairs. The Company also believes the C-130 contract has suffered from the continuing and escalating disruption of work on the KC-135 contract which has resulted in the continuous reshuffling of the Company's labor force (see below, under the heading "KC-135 Contract" for a detailed discussion).

The Company also incurred losses in conjunction with its nacelle overhaul and repair operations which suffered reduced volumes during its relocation to the Company's Clearwater facility. Additionally, the Company incurred initial ship learning expense on the launch of its B-727 "combi" conversion project at its Dothan, Alabama facility.

The Company also recorded significantly higher pension expense in 1995 compared to 1994. Pension expense increased due to higher interest cost on the projected benefit obligation and due to the fact that lower than anticipated returns on plan assets in 1994 adversely impacted actuarial assumptions for plan expense in 1995. Partially offsetting these unfavorable impacts on gross profit was an increase in efficiency on the 727 cargo conversion program performed at the Company's Dothan, Alabama facility.

Selling, general and administrative expense increased from $14.4 million in 1994 to $18.7 million in 1995 and increased as a percent of sales from 10% in 1994 to 12% in 1995. Selling, general and administrative expense increased primarily due to the operation of the aircraft maintenance facility in Copenhagen, Denmark which began in May of 1994, the establishment of an office in Denver, Colorado, relocation and addition of staff associated with the nacelle product line and increased royalty fees resulting from increased sales associated with the aircraft cargo handling systems product line.

Interest expense was $3.3 million in 1995 and 1994. Total consolidated indebtedness was $26.7 million at December 31, 1995 versus $28.8 million at December 31, 1994. However, the effective average interest rate in 1995 on the term Credit facility was 9.88% versus 6.99% in 1994 and the effective interest rate in 1995 on the Revolving Credit facility was 10.04% versus 6.97% in 1994. The effective interest rate is higher in 1995 partially due to increased interest rates in the financial markets and partially due to the additional interest charged by the Company's primary lender as a result of the Company's failure to make certain of its required debt payments. (See also, Liquidity and Capital Resources, below.)

Other expense decreased from $0.5 million in 1994 to $0.3 million in 1995. The primary components of other expense in 1995 are $1.2 million of penalties for the late payment of federal payroll taxes stemming from the Company's cash flow problems offset by $0.6 million of interest income which was primarily associated with the Request for Equitable Adjustment (REA) that was settled by the U.S. Government in February of 1996. The Company's cash resources were severely strained during 1995 by periodic late payments of its largest customer, the cost effect of late receipt of GFM and an unprecedented number of major structural problems on the KC-135 aircraft program (see below, under the heading "KC-135 Contract" for a detailed discussion) and the cost impact of the start-up and operation of the Company's Copenhagen aircraft maintenance facility.

The Company booked $2.7 million of state and federal income tax expense in 1995 and reduced its current deferred tax asset by $3.1 million. The change in the deferred tax asset in 1995 resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards. The Company recorded an income tax benefit of $8.2 million in 1994 which related primarily to the change in the Company's deferred tax asset valuation allowance. In assessing the change in its valuation allowance and the likelihood of realization of its deferred tax assets, the Company considered the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994 versus $25.0 million at December 31, 1993). The Company believes that future levels of taxable income will be sufficient to realize its deferred tax assets.

KC-135 Contract

The Company first performed PDM on KC-135 aircraft in 1968 and has since processed approximately 2,067 such aircraft. In 1994, the Company was awarded a new, seven year PDM contract and is currently performing work under the second of those seven years. Prior to this new contract, the Company had performed PDM on KC-135 aircraft under a five year contract awarded in 1990. In 1995, the Company's KC-135 contract accounted for approximately 68% of the Company's sales to the U.S. Government and approximately 40% of the Company's total revenues.

At December 31, 1994, the Company had recorded revenue and a long-term unbilled receivable of $3.5 million in anticipation of settlement of a Request for Equitable Adjustment (REA) related to aircraft worked under the 1990 KC-135 PDM contract. The REA was for the direct and indirect cost impact of the disruption of scheduled work flow which occurred as a result of the late receipt of a particular type of Government Furnished Material (GFM) called a "production break" fitting. A "production break" is an integral fitting required to join the inner and outer sections of the wing of a KC-135 aircraft.

The late receipt of "production break" GFM occurred on a frequent basis beginning in the second quarter of 1993 and lasted through the duration of the 1990 contract. The total REA submitted to the U.S. Government for the late GFM under the 1990 contract was $10.3 million, but at December 1994, the Company recorded significant reserves against the REA due to uncertainties inherent in the process of receiving such equitable adjustments. In 1995, the Company recorded an additional $4.2 million of revenue for this REA as well as $0.4 million of related interest income. Approximately $2.3 million of the $4.2 million of revenue recorded in 1995, related to ships redelivered prior to 1995. The Company's $8.1 million short term receivable for this REA, including interest, was subsequently received from the U.S. Government in February 1996.

The late receipt of "production break" GFM continued during a substantial portion of the first year of the 1994 contract. Additionally, the Company was impacted by late receipt of other GFM and by the performance of major structural repairs far in excess of levels anticipated in government contract solicitation documents at the time the new contract was bid. The increase in major structural repairs is believed to be due to more stringent inspection requirements as well as to higher than anticipated utilization and aging of the aircraft. The Company has obtained an opinion from outside legal counsel specializing in government procurement law which documents that the Company is entitled to compensation for the additional costs associated with late receipt of GFM, excess major structural repairs, and other direct and constructive changes to the contact. The Company anticipates submitting one or more requests for equitable adjustment to the U.S. Government in 1996 and is in the process of compiling the data and completing the quantification of the cost impact required therefore. The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of the late GFM and excess major structural repairs for the twenty-four aircraft under the 1994 contract that redelivered in 1995, and based on this assessment, the Company has recorded in 1995 $1.8 million of revenue and a long-term receivable, net of reserves. The reserves are deemed necessary by the Company due to uncertainties inherent in the process of receiving equitable adjustment. The Company feels strongly that the evidence in support of the recorded revenue is objective and verifiable and the costs associated with the recorded revenue are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. However, should the Company not ultimately receive an equitable adjustment from the U.S. Government on the 1994 contract, which event the Company deems unlikely, the Company would realize a pre-tax reduction of $1.8 million revenue recorded in 1995. Additionally, absent the $1.8 million of revenue, the Company would have suffered a net loss of approximately $1.1 million for the twenty-four ships redelivered to the U.S. Government under the 1994 contract.

In addition to the $1.8 million of revenue discussed in the paragraph above for ships under the 1994 contract, the Company also recorded in 1995 $2.3 million of revenue and a long term receivable related to the cost impact of disruption of scheduled work flow for ships worked under the 1990 KC-135 PDM contract. The disruption was caused by late "production break" GFM and other late GFM which were not included on the REA that was previously filed and subsequently settled in 1996. The Company's previous $8.1 million settlement for late "production break" GFM expressly allowed the Company the opportunity to request an equitable adjustment for any late GFM or other constructive changes to its contract for which an adjustment was not previously requested. The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of late GFM for aircraft under the 1990 contract and based on this assessment the Company has recorded a $2.3 million long-term receivable, net of reserves. These reserves are deemed necessary by the Company due to uncertainties inherent in the process of receiving equitable adjustment. The Company feels strongly that the evidence in support of the recorded revenue is objective and verifiable and the costs associated with the recorded revenue are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. However, should the Company not ultimately receive an equitable adjustment from the U.S. Government on the 1990 contract, which event the Company deems unlikely, the Company would realize a pre-tax reduction of $2.3 million of revenue recorded in 1995.

At December 31, 1995, the Company had twenty-one KC-135 PDM aircraft in process from the first year of the 1994 contract, all at various stages of completion. The Company recognizes revenue on its KC-135 contract upon redelivery of the aircraft to the customer and thus no revenue is reflected in the Company's financial statements for aircraft in process. The aircraft in process continue to be impacted by late GFM, excess major structural repairs and other direct and constructive changes to the contract. The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of late GFM and excess major structural repairs for the twenty-one aircraft in work under the first year of the 1994 contract and the Company has considered the impact of this assessment in determining that a provision for losses on the contract is not needed. The Company feels strongly that the evidence in support of the rough order assessment is objective and verifiable and the costs associated with the assessment are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The Company has not recorded a loss provision; however, absent the impact of the rough order magnitude assessment of the cost impact of late GFM and excess major structural repairs on the aircraft in process, the Company would have recorded a loss of approximately $1.0 million.

In addition to the twenty-one KC-135 aircraft in process from the first year of the 1994 contract there are also six aircraft in process from the second year. There is a customer-directed change in work scope for aircraft under the second year of the contract and a change in the PDM cycle from 48-months to 60-months. As a result of this change in work scope, the Company has submitted a contract price revision proposal to the U.S. Government which currently is under review.


The Company is in the process of compiling the necessary documentation required to submit REAs for the cost impacts cited in the paragraphs above. However, the Company cannot reasonably estimate the length of time before realization of the REAs. The
Company is also considering seeking amendment of the contract so as to encompass the additional cost that will be incurred on subsequent ship redeliveries that have late GFM and major structural repair problems.


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

     The decrease in government revenues was also partially offset by $3.5 million of revenue recorded in 1994 in anticipation of settlement of a Request for Equitable Adjustment (REA). The REA was for the equitable adjustment of the cost effect of late delivery of GFM on the KC-135 PDM program. The total REA submitted to the U.S. Government for late GFM under the 1990 contract was $10.3 million, but at December 1994, the Company recorded significant reserves against the REA due to uncertainties inherent in the process of receiving such equitable adjustments. The Company subsequently settled this REA with the U.S. Government in February 1996 and received approximately $8.1 million, including $0.4 million of related interest. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations under the heading "KC-135 Contract" for a detailed discussion).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been under severe cash constraints during 1995 primarily from the multiplicity of problems the Company has encountered with its KC-135 program. The Company has suffered excessive costs on the program from the direct and indirect cost impact of the disruption of scheduled work flow which has occurred due to the late receipt of GFM, excess major structural repairs and other direct and constructive changes to the contract, as well as from the customer's failure to make timely payments to the Company. The Company has commenced discussions with its customer to seek relief from the adverse progress payment impact resulting from the aforementioned excessive costs. (See above under Results of Operations and the heading "KC-135 Contract", for a detailed discussion). The Company's cash resources have also been adversely affected by the cost impact of the start-up and operation of the Company's Copenhagen, Denmark facility.

As a consequence of these cash flow problems, the Company was late in the fulfillment of its $2.0 million principal repayment obligation on the Term Credit facility due June 30, 1995, and was unable to meet its principal and interest obligations thereafter. The Company was also in violation of three financial ratio requirements as well as certain non-financial covenants of its loan agreements with its primary lender as of June 30, September 30 and December 31, 1995. Additionally, the Company was late in remitting certain of its 1995 federal payroll tax payments.

On September 30, 1995, the Company and its primary lender executed the Seventh Amendment and Limited Forbearance Agreement to their Amended and Restated Credit Agreement to provide for a higher interest rate, additional reporting requirements and an amendment to the stock purchase warrant held by the lender to permit cashless, or "net issuance", exercises thereof. The lender also agreed to forbear from pursuing collection of the indebtedness owed by the Company under the Restated Credit Agreement and the Senior Subordinated Loan Agreement until October 30, 1995 so long as certain interim steps were taken by the Company with respect to the management of its cash flow.

The Company received substantial cash relief in February 1996, receiving $8.1 million as settlement of its $10.3 million REA. (See above under Results of Operations and the heading "KC-135 Contract", for a detailed discussion). The Company used the proceeds of the REA settlement to reduce its accounts payable and satisfy all outstanding federal payroll tax obligations. The Company anticipates remitting payment for related payroll tax penalties upon verification of the amounts due. The remainder of the proceeds from the REA were used to fund the Company's operations.

On April 15, 1996, the Company and its primary lender executed the Eighth Amendment to the Amended and Restated Credit Agreement and the Sixth Amendment to the Amended and Restated Senior Subordinated Loan Agreement (the "Amendments"). The Amendments provided for all interest accrued and unpaid as of April 1, 1996, less $100,000 which was paid at the time the Amendments were executed, to be capitalized and added to the principal of the Company's Term Credit facility. The amount of deferred interest capitalized was $2,207,799. Additionally, the maturity dates of the Revolving Credit facility, the Term Credit facility and the Senior Subordinated Loan were extended until March 31, 1997 and a waiver was given for all of the Company's covenant violations through March 31, 1996. Also, the expiration date of the warrant, which was granted to the Company's primary lender in conjunction with the original making of the loans in 1988, was extended from September 9, 1998 to September 9, 2000.

The Amendments also provide for one-half percentage point increases in the rates of interest payable on the loans if the Company has not obtained refinancing commitments by August 15 and September 30, 1996.

The Company currently is in the process of compiling the necessary documentation required to submit REAs for the cost impacts it is experiencing on its KC-135 program. However, the Company cannot reasonably estimate the length of time before realization of the REAs. The Company also is considering seeking amendment of the contract so as to encompass the additional cost that will be incurred on subsequent ship redeliveries that have late GFM and major structural repair problems. Additionally, the Company has commenced discussions with its customer to seek relief from the adverse progress payment impact resulting from the aforementioned excessive costs. The Company also has arranged a standby financing commitment with its principal shareholder which provides for the extension by the principal shareholder of up to $2.0 million in short-term advances upon demonstration of certain need factors by the Company. The commitment which contains cross default provisions to the Company's principal loan agreements, expires in January 1997 and bears a fee of two percentage points. Advances under the commitment bear interest at prime plus three percentage points, have maturities of six months and are secured by a subordinated security interest in the Company's assets and the pledge of stock issuance to the extent of ninety percent of the amount advanced. To date no advances have been made under this commitment.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending December 31, 1995, 1994 and 1993.

Depreciation and amortization expense decreased in 1995 and 1994 as compared to 1993 as a result of the elimination of $2.8 million of the Company's intangible assets at December 31, 1993. The Company's intangible assets were eliminated in accordance with SFAS No. 109 which required the utilization of loss carryforwards to first offset intangible assets related to the Company's 1988 acquisition of Hayes International Corporation.

The Company increased the valuation allowance associated with its deferred tax asset $2.4 million in 1995 primarily due to losses incurred at the Company's Copenhagen, Denmark facility. The valuation allowance was reduced $10.5 million in 1994 and $6.3 million in 1993 respectively, and deferred tax assets were reduced by $2.1 million and $6.3 million in 1994 and 1993, respectively.
In assessing the change in the valuation allowance and the likelihood of realization of its deferred tax assets, the Company considered the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994; $25.0 million at December 31, 1993). The Company's deferred tax assets decreased in 1994 and 1993 primarily due to the utilization of its federal and state loss carryforwards.

Pension cost in excess of funding increased in 1995 as compared to 1994 because the Company recorded significantly higher pension expense in 1995. Pension expense increased due to higher interest cost on the projected benefit obligation and due to the fact that lower than anticipated returns on plan assets in 1994 adversely impacted actuarial assumptions for plan expense in 1995. The Company funded its pension $1.3 million in 1995 and 1994 and $0.9 million in 1993. The Company recorded pension expense of $2.3 million in 1995, $1.4 million in 1994 and $1.9 million in 1993.

The Company provides for warranty expense based on its warranty claim history and the warranty terms and conditions of each specific contract. The Company's warranty provision relates primarily to its commercial aircraft conversion programs. The Company decreased its warranty reserve by $0.5 million in 1995 and $0.3 million in 1994 due to expiration of warranties and the fulfillment of warranty obligations. The Company also provided for future warranty expenditures of $0.2 million in 1995 and 1993 and $1.3 million in 1994, related to new deliveries and the modification of terms on certain outstanding warranties.

The Company recorded a $0.7 million, $1.5 million and $0.9 million provision for reductions in the valuation of its inventory in 1995, 1994 and 1993, respectively. The Company recorded the provision in order to state its inventory at the lower of cost or market and to account for obsolescence in its commercial aircraft finished goods inventory due to engineering and design changes.

The Company provided $1.3 million for losses in work in process in 1995, $0.4 million of which was recorded for aircraft under the Company's C-130 contract. The profitability of the C-130 contract has suffered due to a reduction in the number of drop-in aircraft (twenty-three in 1995 versus thirty-two in 1994) and a higher than anticipated concentration of PDM ships requiring extensive repairs. The Company also believes the C-130 contract has suffered from the disruption of work on the KC-135 contract. Additionally, the Company recorded losses on some commercial work and on the first two helicopters in work under the H-3 helicopter contract, which was awarded by the Navy in 1994. The H-3 contract losses were due to learning costs associated with the initial ships, as well as to delays in work caused by the late receipt of GFM, government furnished equipment and technical data.

The Company provided $0.2 million in 1995 for losses related to future aircraft to be worked, $0.1 million of which was recorded for aircraft to be worked under the Company's C-130 contract. The Company also relieved all of a $0.7 million reserve related to a contract for which the loss reserve depended on the number of aircraft delivered to the Company prior to December 31, 1995. Additionally, the Company relieved a $0.6 million reserve which related to a contract on which the Company had agreed to perform additional work, as the probability of having to perform said work had become remote.

At December 31, 1995, the Company's receivable for REAs from the U.S. Government was $12.2 million versus $3.5 million at December 31, 1994. The Company received $8.1 million of this receivable from the Government in February 1996. The Company's $4.1 million long term unbilled receivable represents additional REAs that the Company anticipates submitting in 1996 relating to aircraft under the 1990 and 1994 KC-135 PDM contracts. The REAs will cover the impact of late GFM not included on the aforementioned REA, which was settled in February 1996, and the cost impact of excess major structural repairs and other direct and constructive changes to the contracts. (See above under Results of Operations and the heading "KC-135 Contract", for a detailed discussion).

Accounts payable and accrued expenses increased in 1995 partially due to the Company's failure to timely remit $2.3 million of federal payroll tax payments due at December 31, 1995. As of December 31, 1995, the Company had been unable to remit federal payroll tax payments relating to amounts due from November 21, 1995, forward. The Company was also liable for approximately $1.0 million of payroll tax penalties at December 31, 1995. The Company used part of the proceeds of the $8.1 million REA settlement received in February of 1996 to satisfy all outstanding federal payroll tax obligations (which then approximated $4.2 million), exclusive of penalties. The Company anticipates remitting payment of outstanding payroll tax penalties upon verification of amounts due.

Additionally, amounts payable to the Company's vendors increased $5.4 million in 1995 as compared to 1994. Also, accrued interest payments at December 31, 1995 were $1.5 million, representing a $1.2 million increase over 1994. The Company had been unable to remit the interest owed to its primary lender since July 1995. Partially offsetting accounts payable and accrued expenses but negatively impacting cash flow, was a reduction of $1.9 million in customer deposits.

Net inventories decreased $4.1 million in 1995 and increased $2.0 million and $3.4 million in 1994 and 1993, respectively. Net inventory decreased in 1995 due to an increase of $10.7 million in progress payments. Progress payment balances on U.S. Government contracts and net commercial customer deposits were $16.9 million, $6.2 million and $3.0 million and work in process was $31.0 million, $26.0 million and $20.4 million in 1995, 1994 and 1993, respectively. Progress payment balances and net customer deposits as a percent of gross work in process for each of the three years were 55%, 24% and 15%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts. Progress payments on these contracts are based on costs incurred, and thus the level of payments received is inversely related to the level of profitability of the Company's contracts. Cost has increased on the KC-135 contract due to the impact of the late GFM and the inordinate number of major structural problems that are occurring on the KC-135 aircraft.

The excessive costs incurred on the KC-135 PDM contract have adversely impacted the progress payments made to the Company. Since the Company firmly believes that these costs are the direct result of the aforementioned cost impacts suffered from late receipt of GFM, excess major structural problems and other direct and constructive changes to its contract, it has commenced discussions with its customer to seek relief in this regard.

Cash provided from operating activities funded capital improvements of $2.9 million, $2.1 million and $2.7 million in 1995, 1994 and 1993, respectively. Additionally, the Company funded principal payments of $4.0 million, $8.0 million and $6.0 million on its Term Credit facility in 1995, 1994 and 1993, respectively, as well as $0.4 million, $0.4 million and $0.5 million on various capital leases. Cash of $1.8 million was also provided to the Company via the full utilization of its $8.0 million Revolving Credit facility at December 31, 1995, versus $6.2 million at December 31, 1994.

CONTINGENCIES

     As previously discussed above, a denial of the Company's anticipated requests for equitable adjustment from the U.S. Government for the cost impact of late delivery of GFM, excess major structural repairs and other direct and constructive changes to its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $4.1 million and the recognition of a loss reserve of approximately $1.0 million.

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

     Schedule II - Amounts Receivable From Related
                   Parties, and Underwriters, Promoters and
                   Employees Other Than Related Parties

     Schedule II - Valuation and Qualifying
                   Accounts



















































                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Precision Standard, Inc.

We have audited the accompanying consolidated balance sheets of Precision Standard, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Notes 1, 9 and 11 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes and certain postretirement benefits.


                                     COOPERS & LYBRAND L.L.P.


Birmingham, Alabama
March 31, 1996, except for
  Notes 6 and 7 as to which
  the date is April 15, 1996



               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1995 and 1994


                                              1995          1994

                                ASSETS

Current assets:
  Cash and cash equivalents             $  1,411,929
  Accounts receivable, net                14,312,946    $15,266,539
  Inventories                             21,753,009     27,713,937
  Prepaid expenses and other                 981,197        814,548
  U.S. Government request for
    equitable adjustment, current          8,144,522
  Deferred taxes                           5,038,205      8,147,544
       Total current assets               51,641,808     51,942,568

Property, plant, and equipment,
  at cost:
  Leasehold improvements                  10,322,638      9,784,364
  Machinery and equipment                 17,933,717     14,992,089
                                          28,256,355     24,776,453

  Less accumulated depreciation          (13,298,748)   (10,837,428)

       Net property and equipment         14,957,607     13,939,025

Other assets:
  Intangible assets, net of
    accumulated amortization               4,334,662      5,053,837
  Related party receivable                   269,824        269,824
  Deposits and other                         841,498      1,004,501
  Insurance proceeds receivable                             129,930
  U.S. Government request for
    equitable adjustment, non-
    current, net                           4,100,000      3,510,271
  Deferred taxes                           4,825,129      4,926,250
                                          14,371,113     14,894,613
      Total assets                      $ 80,970,528    $80,776,206

            The accompanying notes are an integral part of these
                    consolidated financial statements.

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                              1995          1994
Current liabilities:
  Bank overdrafts                                       $   176,120
  Current maturities of
   long-term debt                        $   955,155     13,889,790
  Accounts payable and
   accrued expenses                       28,181,810     20,736,232
  Accrued warranty expenses                1,178,636      1,518,679
  Estimated losses on contracts
   in progress                               203,922      1,345,176

       Total current liabilities          30,519,523     37,665,997
Long-term debt, net of current
  maturities                              25,787,030     14,924,602
Long-term portion of self-insured
  workers' compensation reserve            3,717,703      3,642,384
Unfunded accumulated benefit
  obligation                               7,072,103      7,828,431
       Total liabilities                  67,096,359     64,061,414

Commitments and contingencies
   (Notes 8, 11, and 12)
Common stock purchase warrant                             4,200,000

Stockholders' equity:
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    12,793,215 and 12,787,208
    shares issued, 12,455,955
    and 12,344,291 outstanding
    at December 31, 1995 and 1994,
    respectively                               1,280          1,279
  Additional paid-in capital                 942,981        937,784
  Additional paid-in capital,
    common stock purchase warrant          4,200,000
  Deferred compensation on
    restricted shares                        (87,500)      (175,000)
  Retained earnings                       16,246,824     20,058,166
  Foreign currency
    translation adjustment                   146,202
  Minimum pension liability
    adjustment (see Note 11)              (7,017,031)    (7,748,850)
                                          14,432,756     13,073,379
  Less cost of treasury shares
    (337,260 shares)                        (558,587)      (558,587)

      Total stockholders' equity          13,874,169     12,514,792

      Total liabilities and
       stockholders' equity              $80,970,528    $80,776,206

         The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended December 31, 1995, 1994 and 1993
                                 1995          1994           1993

Net sales                    $154,658,414  $148,495,141  $169,867,796
Cost of sales                 132,456,980   125,844,149   138,867,188

     Gross profit              22,201,434    22,650,992    31,000,608

Selling, general, and
  administrative expenses     (18,679,118)  (14,376,741)  (16,329,020)
Bad debt expense                 (399,030)     (636,541)      (72,667)
Research and development
  expense                        (540,014)     (825,634)     (415,035)

     Income from operations     2,583,272     6,812,076    14,183,886

Other expense:
  Interest expense (see
   Note 7)                     (3,325,927)   (3,308,617)   (6,293,378)
  Other, net                     (337,473)     (490,318)     (299,517)

     Income before
       income tax and
       extraordinary items     (1,080,128)    3,013,141     7,590,991
Benefit (provision) for
  income taxes                 (2,731,214)    8,214,354      (320,174)

     Income (loss) before
       extraordinary items     (3,811,342)   11,227,495     7,270,817

Extraordinary items:
  Extraordinary loss from
    litigation settlement,
    net of applicable
    income taxes of
    $26,000 (see Note 16)                                  (1,274,000)

     Net income (loss)       $ (3,811,342)  $11,227,495  $  5,996,817

Earnings (loss) per common
  share:*
  Primary:
    Before extraordinary
     item                    $       (.31)  $       .67  $        .58
    Extraordinary item                                           (.11)
      Total                  $       (.31)  $       .67  $        .47

  Fully diluted:
    Before extraordinary
      item                   $       (.31) $        .67  $        .57
    Extraordinary item                                           (.10)

     Total                   $       (.31) $        .67  $        .47

<F1>
  *See basis of computation in Note 1 to the consolidated financial statements.
<F2>
         The accompanying notes are an integral part of these consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           for the years ended December 31, 1995, 1994 and 1993
                                         (In thousands of dollars)

                                                                          Deferred
                                                 Minimum                  Compensa-   Foreign      Total
                                Add'l            Pension                  tion on     Currency     Stock
                Common Stock    Paid-in  Ret.    Liab.     Treas. Stock   Restrict.   Transl.    holders
               Shares  Amount   Capital  Earn.   Adjust.   Shares Amount   Shares     Adjust.    Equity


Balance,
 December
 31, 1992      12,647     $1     $743   $2,834               337   $(559)                        $ 3,019

Exercise
 of stock
 options           30              17                                                                 17

Minimum
 pension
 liability
 adjustment                                      ($4,746)                                         (4,746)

Net income                               5,997                                                     5,997

Balance,
 December
 31, 1993      12,677      1      760    8,831    (4,746)    337    (559)                          4,287

Exercise
 of stock
 options            4               3                                                                  3

Minimum
 pension
 liability
 adjustment                                       (3,003)                                         (3,003)

Issuance of
 restricted

 common
 shares           106             175                                        (175)

Net income                              11,227                                                    11,227

Balance,
 December
 31, 1994      12,787      1     $938   20,058    (7,749)    337    (559)    (175)                12,515

Exercise
 of stock
 options            6               5                                                                  5

Minimum
 pension
 liability
 adjustment                                          732                                             732


Amortization
 of deferred
 compensation                                                                  87                     87

Reclassifi-
 cation of
 common
 stock
 purchase
 warrants                       4,200                                                              4,200

Foreign
 currency
 translation
 adjustment                                                                            146           146

Net income                              (3,811)                                                    (3,811)


Balance,
 December 31,
  1995         12,793     $1   $5,143  $16,247   $(7,017)    337   $(559)    $(88)    $146       $13,874


                          The accompanying notes are an integral part of these
                                   consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993
                                       1995           1994         1993

Cash flows from operating
  activities:
 Net income (loss)                $  (3,811,342) $ 11,227,495  $  5,996,817
 Adjustments to reconcile net
  income (loss) to net cash
  provided from operating
  activities:
Depreciation and amortization         2,766,572     2,704,116     3,620,060
Provision for deferred taxes          2,736,445    (8,324,470)      (47,349)
Pension cost in excess of
  funding                             1,028,993       118,517       969,714
Provision for losses on
  receivables                           399,030       636,541        72,667
Provision for warranty expense          158,000     1,268,236       250,000
Provision for reduction in
  inventory valuation                   691,811     1,465,202       875,301
Provision for losses on
  work in process                     1,270,676       161,153       321,827
Provision for losses on contracts
  in progress                           203,922       849,843       583,122
Provision for losses on
  insurance receivable                 (119,800)
Loss (gain) on sale of equipment         (2,349)      (11,815)          919
Increase in interest expense due
  to increase in common stock
  purchase warrant value                                          2,300,000
Changes in assets and liabilities:
  Accounts receivable, trade            667,269     3,848,778      (585,299)
  Request for Equitable
   Adjustment (REA)                  (8,734,251)   (3,510,271)
  Insurance proceeds receivable                      (200,000)      150,000
  Inventories                         4,079,087    (1,995,459)   (3,368,580)
  Prepaid expenses and other           (124,217)     (246,431)       51,767
  Intangible assets                     (64,645)     (248,876)       (9,369)
  Deposits and other                    162,674       (33,991)       78,622
  Accounts payable and accrued
    expenses                          7,321,030     3,919,691    (6,081,178)
  Accrued warranty expenses            (498,043)     (324,557)
  Estimated losses on
    contracts in progress            (1,345,176)      (87,789)
 Self-insured workers'
    compensation reserve                 20,614       458,064     1,504,968

Total adjustments                    10,617,642       446,482       687,192

Net cash provided from
   operating activities               6,806,300    11,673,977     6,684,009

Cash flows from investing
 activities:
Insurance proceeds receivable                        (129,930)      204,600
Insurance proceeds received             249,730       200,000
Proceeds from sale of equipment           5,550        12,150
Capital expenditures                 (2,909,139)   (2,140,019)   (2,705,299)
     Net cash applied to
      investing activities           (2,653,859)   (2,057,799)   (2,500,699)

Cash flows from financing
 activities:
  Proceeds from issuance of
   common stock                           5,198         3,072        17,024
  Borrowing under revolving
   credit facility                   25,900,000    57,200,000    48,600,000
  Repayments of revolving
   credit facility                  (24,100,000)  (57,800,000)  (45,800,000)
  Principal payments under
   long-term borrowings              (4,448,397)   (8,397,185)   (6,496,848)
  Change in cash overdraft             (176,120)     (622,065)     (503,486)

     Net cash applied to
     financing activities            (2,819,319)   (9,616,178)   (4,183,310)
     Effect of exchange rate
     changes on cash                     78,807

     Net increase
     in cash and cash
     equivalents                      1,333,122           -0-           -0-
Cash and cash equivalents,
 beginning of year                          -0-           -0-           -0-
Cash and cash equivalents,
 end of year                      $   1,411,929  $        -0-  $        -0-

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                      $   1,906,654  $ 2,897,302   $  3,399,943
    Income taxes                  $     155,155  $   422,768   $    552,502
Supplemental disclosure of
noncash investing and
financing activities:
  Capital lease obligations
   incurred                       $     576,190  $   456,148   $    373,700
  Minimum pension liability
   charge to equity - Note 11

                     The accompanying notes are an integral part of
                        these consolidated financial statements.











            PRECISION STANDARD, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Contract Accounting - The Company recognizes revenue on aircraft and aerial target system programs principally under the percentage-of-completion method of accounting, using an output measure of progress, units of delivery for contracts with provisions for multiple deliveries, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost) for contracts which the units of delivery method is not appropriate. The Company's contracts for its rocket launch vehicles and guidance systems are primarily cost reimbursement contracts. As such, revenues are recorded as costs are incurred and as fees are earned. Provision is made to recognize estimated losses in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

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

     Property, Plant, and Equipment - Leasehold improvements and machinery and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

               Classification           Useful Life In Years
          Leasehold improvements               5 - 20
          Machinery and equipment              3 - 12

     Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations. Depreciation charged to operations was $2,499,774, $2,493,948, and $2,336,694 for the years ended
     December 31, 1995, 1994, and 1993, respectively.

     Intangible Assets - Intangible assets are being amortized using the following methods and estimated useful lives:

                                                Useful Life
         Description              Method         In Years
      Supplemental type
        certificates           Straight-line        20
      Debt issuance costs      Straight-line         1

     Supplemental type certificates are granted by the Federal Aviation Administration in order to allow certain modifications to be made to a particular model of aircraft for commercial use. All intangible assets associated with the acquisition of Hayes International Corporation have been reduced to zero as net operating loss carryforwards not established as deferred tax assets in the initial purchase price allocation have been utilized. The debt issuance costs are amortized over the life of the related debt.

     Income Taxes - The Company accounts for income taxes under the liability method in accordance with Statement of Financial
     Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME
     TAXES.

     Nonpension Postretirement Benefits - In the first quarter of 1993, the Company adopted SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the cost of retiree health care benefits as claims were incurred. Prior years' financial statements have not been restated for the accounting change (see Note 11).

     Provision for Warranty Expenses - The Company warranties certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides for future warranty expenses based on actual warranty history, company practice, and specific warranty terms. In 1995, the Company decreased its warranty reserve by $340,043 to $1,178,636 due to warranties expiring and the payment of warranty items, partially offset by warranties related to new deliveries and the modification of terms on certain outstanding warranties. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 1995. Actual experience may be different than that anticipated for warranty work.

     Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Earnings Per Common Share - The 1995 primary and fully diluted earnings per share is based on the weighted average number of outstanding common shares, excluding restricted shares and stock options, as this presentation was the most dilutive.
     The 1994 primary and fully diluted earnings per share is based on the weighted average number of outstanding common shares including restricted shares and assuming the exercise of certain stock options. Stock warrants were treated as equity rather than debt, as this presentation was the most dilutive. The 1993 primary and fully diluted earnings per share is based on weighted average number of outstanding common shares assuming the exercise of certain stock options. Stock warrants were treated as debt rather than equity, as this presentation was the most dilutive. The shares used in the computations for the three years were as follows (in thousands):

                            1995         1994           1993
      Primary              12,427       16,659         12,641
      Fully diluted        12,427       16,659         12,667

     Foreign Currency Translation - The financial position and results of operations of the Company's foreign operations in Copenhagen, Denmark are measured using local currency as the functional currency. Assets and liabilities of this foreign subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in shareholders' equity. The cash flows from foreign operations are translated at the average rate of exchange prevailing during the year. These translated cash flows are combined with the U.S. domestic company's cash flows to arrive at amounts reported on the Consolidated Statements of Cash Flows for the year ended December 31, 1995.

     Recently Issued Accounting Standards - Statement of Financial Accounting Standards No. 121 (SFAS No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, establishes guidance beginning in 1996, for recognizing and measuring impairment losses and would require that the carrying amount of impaired assets be reduced to fair value. Management does not believe that the adoption of SFAS No. 121 will have a material effect on the consolidated financial statements of the Company.

     Statement of Financial Accounting Standards No. 123 (SFAS No.
     123), ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes fair value-based financial accounting and reporting standards for all transactions involving, or relating to the Company's equity instruments. The Company will adopt SFAS No. 123 and will, accordingly, comply with the disclosure requirements set forth in the statement. Management does not believe that the effect of SFAS No. 123 will be material to the Company's pro forma net income or pro forma earnings per share.

     Reclassifications - Certain prior year amounts have been reclassified to conform with the presentation used in 1995.

2.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable as of December 31, 1995 and 1994 consist of the following:
                                            1995         1994
       U.S. Government:
          Amounts billed               $ 2,907,584  $ 4,954,727
        Recoverable costs and accrued
          profit on progress
          completed - not billed         4,785,646    4,316,359
        Commercial customers:
          Amounts billed                 6,676,008    6,194,636
          Recoverable costs and
           accrued profit on
           progress completed -
           not billed                      369,858      668,023
                                        14,739,096   16,133,745
        Less allowance for doubtful
          accounts                        (426,150)    (867,206)
        Trade accounts receivable,
          net                          $14,312,946  $15,266,539

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 1995 and 1994.

3.   INVENTORIES

     Inventories as of December 31, 1995 and 1994 consist of the following:
                                       1995          1994

       Work in process             $31,050,937    $26,018,727
       Finished goods                3,858,325      3,012,119
       Raw materials and supplies    5,019,629      5,038,428
             Total                  39,928,891     34,069,274
       Less progress payments
         and customer deposits     (16,901,206)    (6,194,184)
       Less allowance for estimated
         losses on contracts in
         progress (Note 8)          (1,274,676)      (161,153)
                                   $21,753,009    $27,713,937

     A portion of the above inventory balances relates to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventory on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     Included in work in process are unrecovered costs at the estimated recoverable value of $1,331,891 and $516,439 at December 31, 1995 and 1994, respectively. These costs relate primarily to certain over-and-above type work performed on government contracts. Recoverability of these costs is subject to future determination through negotiation or other procedures not complete at the balance sheet dates. These unrecovered costs relate to contracts under which all goods have been delivered at December 31, 1995 and 1994, respectively. All of the unrecovered costs at December 31, 1994 were settled during 1995. Management expects to recover the 1995 costs in accordance with past experience.

     Also included in work in process is $2,683,124 and $3,160,586 of deferred production, initial tooling, and related nonrecurring costs (collectively referred to as deferred costs) at December 31, 1995 and 1994, respectively. The recovery of a significant portion of these deferred costs is dependent on the number of conversions performed and actual contract prices. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial losses. Realization of approximately $507,531 and $1,352,082 of deferred costs at December 31, 1995 and 1994, respectively, is dependent on the profitability of firm contracts. Recoverability of the remaining $2,175,593 and $1,808,504 of deferred costs at December 31, 1995 and 1994, respectively, is dependent upon the profitability of anticipated contracts. Based on studies by the Company, management believes there exists a sufficient market to enable the Company to recover these costs.

     The aggregate amounts of general and administrative costs incurred during 1995, 1994, and 1993 were $18,956,954,
     $14,560,608, and $15,684,055, respectively. The amounts of general and administrative costs remaining in inventories at December 31, 1995 and 1994 were $1,786,373 and $1,508,537, respectively, and are associated with government contracts.

     Inventory related to modification and maintenance of aircraft is subject to technological obsolescence and potential decertification due to failure to meet design specifications. The Company actively reserves for obsolete inventory. However, future technological changes could render some inventory obsolete. No estimate can be made of a range of amounts of loss that are reasonably possible should current design specifications change.

4.   INTANGIBLE ASSETS

     Intangible assets as of December 31, 1995 and 1994 consist of the following:
                                              1995         1994
      Debt issuance costs, net of
      accumulated amortization of
      $5,261,241 and $5,075,450,
      respectively                       $     4,923   $  126,069

      Supplemental type certificates,
      net of accumulated amortization
      of $1,548,111 and $1,529,571,
      respectively.                          158,452      176,992

      Pension (see Note 11)                4,171,287    4,750,776
                                          $4,334,662   $5,053,837

     Amortization charged to operations was $204,331, $210,168 and $1,283,366 for the years ended December 31, 1995, 1994, and 1993, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 1995 and 1994 consist of the following:

                                              1995         1994
      Accounts payable                    $15,870,209  $ 7,208,759
      Salaries, wages, and related
       costs                                7,227,657    7,136,286
      Customer deposits                       162,409    2,093,068
      Self-insured health and
       dental claims reserve                1,435,251    1,964,176
      Accrued interest                      1,515,389      262,639
      Current portion of self-insured
       workers' compensation reserve        1,190,297    1,245,002
      Accrued rent                            250,744      213,197
      Accrued income taxes                   (158,203)       1,462
      Accrued postretirement benefits
       (see Note 11)                          191,000      122,000
      Other                                   497,057      489,643
                                          $28,181,810  $20,736,232

6.   Standby Financing Commitment

     The financial statements of the Company have been prepared contemplating the realization of assets and the satisfaction of liabilities in the normal course of business. During the year the Company experienced disruption in scheduled work flow which occurred as a result of the late delivery of government-furnished material. This disruption inhibited the ability of the Company to meet current obligations as they became due; as a result, the Company failed to timely pay interest and principal on its Term Credit facility, Revolving Credit facility and Senior Subordinated Loan, payroll taxes and payroll tax penalties, certain vendor payables and other obligations. In February of 1996 the Company realized its Request for Equitable Adjustment (see Note 12) and was able to settle the majority of its obligations exclusive of debt service. In April the Company's primary lender extended the maturity date of all accrued interest and principal to March 31, 1997 (see Note 7). The Company has also arranged a standby financing commitment with its principal shareholder which provides for the extension by the principal shareholder of up to $2.0 million in short-term advances upon demonstration of certain need factors by the Company. The commitment which contains cross default provisions to the Company's principal loan agreements, expires in January 1997 and bears a fee of two percentage points. Advances under the commitment bear interest at prime plus three percentage points, have maturities of six months and are secured by a subordinated security interest in the Company's assets and the pledge of stock issuance to the extent of ninety percent of the amount advanced. To date no advances have been made under this commitment.

7.   LONG-TERM DEBT

     Long-term debt as of December 31, 1995 and 1994 consists of the following:

                                              1995         1994
     Bank credit facility
       described below                    $25,000,000  $27,200,000

     Note due to individual,
       bears interest at 10%,
       due in 1996, collateralized
       by a security interest in
       certain equipment                      447,173      447,173

     Other obligations, 7.3% to
       13.48%, collateralized by
       security interests in
       certain equipment                    1,295,012    1,167,219

     Total long-term debt                  26,742,185   28,814,392

     Less current maturities                  955,155   13,889,790

     Long-term debt, net of
       current maturities                 $25,787,030  $14,924,602

     Aggregate maturities of long-term debt at December 31, 1995 are as follows:
     Year ending December 31:
       1996                                            $   955,155
       1997                                             25,434,605
       1998                                                174,222
       1999                                                156,800
       2000                                                 21,403
        Total                                          $26,742,185

     The bank credit facility consists of the following at December
     31, 1995 and 1994:
                                              1995         1994
     Revolving Credit facility
      pursuant to $8 million
      commitment                          $ 8,000,000  $ 6,200,000
     Term Credit facility                   7,000,000   11,000,000
     Senior Subordinated Loan              10,000,000   10,000,000

                                          $25,000,000  $27,200,000

     The rates of interest applicable under the Revolving and Term Credit facilities are variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debt or increments of additional debt.

     The interest rates for the Revolving and Term Credit facilities were as follows at December 31, 1995 and 1994:

                              1995                   1994
                                   Interest               Interest
                        Amount       Rate       Amount      Rate
     Revolving Credit
       facility        $ 8,000,000  12.25%    $ 4,000,000   8.19%
                                              $ 2,200,000  10.00%

                       $ 8,000,000            $ 6,200,000

     Term Credit
       facility        $ 7,000,000  13.25%    $11,000,000   8.44%

     The Senior Subordinated Loan payable bears interest at 14.5 percent.

     For the years ended December 31, 1995 and 1994, the effective interest rate for the Revolving Credit facility was 10.04 percent and 6.97 percent, respectively. For the years ended December 31, 1995 and 1994, the effective interest rate for the Term Credit facility was 9.88 percent and 6.99 percent, respectively.

     The Company defaulted on its Credit facility and Senior Subordinated Loan monthly interest payments from July through December of 1995 in the aggregate, approximate amount of $1,500,000. In addition, the Company defaulted on its third and fourth quarter 1995 principal payments in the aggregate amount of $9,000,000.

     On April 15, 1996 the Company received an Amended and Restated Credit facility and an Amended and Restated Senior Subordinated Loan. In accordance with these amendments, interest accrued through March 1996 in the amount of $2,207,799 is capitalized into the principal balance of the debt. In accordance with the amendments, the maturity date of the Credit facility and the Senior Subordinated Debt has been extended to March 31, 1997, at which date the unpaid principal and deferred interest balance is due in its entirety.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit the Company to incur or prohibit the Company from incurring additional indebtedness, dispose of assets, merge with other entities, declare dividends, or make capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. At December 31, 1995, the Company was in violation of its tangible net worth requirement for the fourth quarter of 1995 and was in violation of its leverage ratio and fixed charge coverage ratio requirements for the second, third, and fourth quarter of 1995. On April 15, 1996, the Company's primary lender issued waivers regarding these covenants and modified certain financial and nonfinancial covenants for each of the four quarters in 1996.

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

     The Company reached an agreement in March 1994 with its primary lender to extend the maturity date of both the Revolving Credit facility and Term Credit facility. Both of these instruments were previously due in September 1994. The restated credit agreement provided that the maturity date of the Revolving Credit facility is September 30, 1995. The agreement also provided that the maturity date of the Revolving Credit facility could be extended to March 31, 1996 pursuant to the payment of the extension fee specified in the agreement. The provisions of the Revolving Credit facility agreement required a commitment fee of one-half of one percent per annum on the unused portion. The restated Term Credit facility provided for six equal quarterly installments of $2.0 million beginning on March 31, 1994 and continuing through June 30, 1995 and a final payment of $7.0 million on September 30, 1995. The agreement provided that the maturity date of the Term Credit facility could be extended pursuant to the payment of the extension fee specified in the agreement. This extension would allow the Company to repay the balance in two installments of $2.0 million each on September 30 and December 31, 1995 and a final payment equal to the remaining unpaid balance on March 31, 1996. At December 31, 1994, the Company had assumed this extension and, accordingly, the debt has been classified as long term in accordance with the agreement.

     At December 31, 1993, the Company had failed to assign certain leasehold interests to the bank. In addition, the Company was in violation of both of its tangible net worth requirements at December 31, 1993. Subsequently, the bank issued waivers regarding these covenants.

     In connection with the Senior Subordinated Loan, the Company granted a warrant to the bank to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The warrant provided for mandatory repurchase periods between June 15 and December 14 during 1991, 1992, and 1993. Upon written notice from the warrant holder during the mandatory repurchase periods, the Company was required to repurchase the warrant for the per share difference between the then current appraised value of the Company's common stock and the exercise price of the warrant (put price). At December 31, 1994, the estimated aggregate put price for all shares, pursuant to the warrant, of $4,200,000, is included in the mezzanine section of the Company's consolidated financial statements.

     Changes in the estimated put price prior to the first put date (June 15, 1991) were accreted; changes in the estimated put price after the first put date were recorded directly to interest expense. The $2,300,000 accretion in 1993 was recorded as an increase to interest expense.

     During the periods January 15, 1993 through April 14, 1993 and January 15, 1994 through September 14, 1994, the Company had the option to repurchase the warrants for the then current put price, if the warrants had not been previously exercised or repurchased. Additionally, the warrant holders had rights to demand registration of the warrants under certain circumstances. In accordance with the eighth amendment to the Revolving Credit facility the expiration date of the warrants has been extended to September 9, 2000.

     The warrant was neither put nor exercised by the lender as of December 31, 1993. On April 1, 1993, pursuant to the provisions of the warrant agreement, the Company called the warrant for repurchase. The call was rescindable and subject to negotiation pursuant to the terms of the warrant agreement. The amount included in the mezzanine section of the balance sheet as of December 31, 1994 represented management's estimate of the amount to be paid to the lender.

     As one of the conditions to the granting of the 1994 waivers and the Amendment necessary to cure the debt covenant violations at September 30, 1994 and December 31, 1994, the primary lender required rescission of the Company's call of the warrant. In conjunction with the recision of the Company's call of the warrant during 1995, the Company has reclassified the warrant from the mezzanine section of the balance sheet to additional paid-in capital at December 31, 1995. The warrant otherwise remains as a binding and enforceable agreement between the Company and its primary lender.

8.   ESTIMATED LOSSES ON CONTRACTS IN PROGRESS

     The Company provides for losses on uncompleted contracts in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

     The allowance for estimated losses on contracts in progress as of December 31, 1995 and 1994 is as follows:

                                            1995         1994
       Inventory allowance (See Note 3)  $1,274,676   $  161,153
       Allowance for future losses on
        uncompleted contracts in
        progress                            203,922    1,345,176
                                         $1,478,598   $1,506,329

     Management expects that the losses provided for in the allowance for future losses on uncompleted contracts at December 31, 1995 will be incurred in 1996.

     At December 31, 1995 the Company had twenty-one KC-135 aircraft in process from the first year of the 1994 contract, all at various stages of completion. These aircraft in process continue to be impacted by late government furnished material (GFM), excess major structural repairs and other direct and constructive changes to the contract (see Note 12). The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of late GFM and excess major structural repairs for the twenty-one aircraft in work under the first year of the 1994 contract. Based on this preliminary rough order magnitude, the Company has considered the impact of this assessment in determining that a provision for losses on the contract is not needed. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, the Company's management estimates a contract loss of approximately $1,000,000.

     In addition to the twenty-one KC-135 aircraft in process from the first year of the 1994 contract there are also six aircraft in process as of December 31, 1995 from the second year. It is the opinion of management that the U.S. Government has changed the work scope beginning with the second year of the contract. This change in work scope relates to the fact that the U.S. Government has increased the PDM cycle from a 48-month PDM cycle to a 60-month PDM cycle. As a result of this change in work scope, the Company has submitted a significant contract price revision proposal to the U.S. Government. The Company has obtained an opinion from outside legal counsel specializing in government procurement law that there is a reasonable basis to support this proposed contract price revision. Due to this price revision and the low, aggregate percent complete of ships delivered to the Company under the second year of the contract, it is the opinion of management that the profitability or range of loss on aircraft delivered, and to be delivered, is neither probable, nor estimable.

     Included in the allowance for estimated losses on contracts in progress is a provision at December 31, 1995 of $542,550 related to a certain contract on which it is more likely than not that a total contract loss will be recognized on the remaining units to deliver. Of the $542,550 allowance, $438,628 relates to recoverability of work in process and $103,922 relates to aircraft to be delivered to the Company during 1996.

     Included in the allowance for future losses on uncompleted contracts is a provision of $690,788 at December 31, 1994, for a certain contract. These losses were dependent upon the number of aircraft delivered to the Company prior to December 31, 1995, as specified in the contract. At December 31, 1995, this reserve was removed due to the expiration of the delivery time period, as specified in the contract.

     Also included in the allowance for future losses on uncompleted contracts at December 31, 1994 is a provision of $654,388 that relates to a certain contract on which the Company has agreed to perform additional work. At December 31, 1995, it is management's best estimate that the likelihood of this additional work being performed is only reasonably possible, not probable, and has accordingly removed this reserve.

     During 1995, 1994, and 1993, a provision for estimated losses on contracts in progress in the amount of $203,922, $849,843 and $583,122, respectively, was recognized through a charge to operations to provide for reserves on specific contracts in progress at December 31, 1995, 1994, and 1993, respectively.

9.   INCOME TAXES

     The Company follows SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which accounts for income taxes under the liability method.

     The provision (benefit) for income taxes for the year ended
     December 31, 1995, 1994, and 1993 is as follows:

                            1995          1994          1993
       Current:
        Federal     $   (18,939)   $   216,306    $ 279,333
        State            13,708       (106,190)      88,190
       Deferred:
        Federal       2,880,935     (8,542,246)    (424,251)
        State          (144,490)       217,776      376,902
                    $ 2,731,214    $(8,214,354)   $ 320,174

     The significant components of the deferred income tax provision (benefit) attributable to income from continuing operations for the years ended December 31, 1995 and 1994 are as follows:

                                1995         1994         1993
Deferred tax
  benefit (exclusive
  of the effects of
  other components
  listed below)           $    12,484   $ (1,985,114)    $2,520,404
Utilization of
  operating loss
  carryforwards               314,706      4,113,600      6,025,926
Portion of operating
  loss carryforwards
  allocated to reduce
  noncurrent intangibles                                  2,756,755
 Increase (decrease),
  in valuation allowance    2,409,255    (10,452,956)    (6,309,626)
Total deferred
  provision (benefit)     $ 2,736,445   $ (8,324,470)    $  (47,349)

     A reconciliation between income taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

                                     1995         1994          1993
Computed tax expense at
 federal statutory rate         $  (367,244)   $ 1,124,709   $2,580,937
State income taxes, net of U.S.
 federal income tax benefit         303,708      1,018,862      393,246
Stock warrant accretion                                         782,000
Penalties and meals and
 entertainment                      412,395        101,213      149,048
Change in valuation allowance     2,409,255    (10,452,956)  (6,309,626)
Portion of tax benefit of
 operating loss carryforwards
 allocated to reduce noncurrent
 intangible assets                                            2,756,755
Other                               (26,900)        (6,182)     (32,186)

Provision (benefit) for
 income taxes                   $ 2,731,214    $(8,214,354)  $  320,174

Deferred tax assets (liabilities) are comprised of the following:

                                            1995               1994
Prepaid pension costs                   $(2,319,258)      $ (2,723,756)
Pension intangible asset                 (1,639,734)        (1,867,530)
Percentage of completion                   (910,677)               -0-

     Gross deferred tax
       liabilities                       (4,869,669)        (4,591,286)

Accrued vacation                          1,207,627          1,492,767
Inventory and accounts
  receivable reserves                     4,741,255          5,167,840
Federal and state loss
  carryforwards                           3,559,653          3,874,359
Intangible assets                           557,188            890,115
Property, plant, and equipment              623,430            928,472
Alternative minimum tax credit
  carryforwards                             709,291            690,851
Pension minimum liability
  adjustment                              4,976,459          5,678,270
Percentage of completion                        -0-            262,813
Foreign corporation net loss              2,869,772            782,010
  Gross deferred tax assets              19,244,675         19,767,497
Deferred tax asset valuation
     allowance                           (4,511,672)        (2,102,417)
                                        $ 9,863,334       $ 13,073,794

SFAS No. 109 specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for certain state net operating loss carryforwards and foreign tax losses of which the realization is uncertain. Based on the Company's projected taxable income, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at December 31, 1995.

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

In 1993, the Company utilized approximately $10 million of preacquisition loss carryforwards associated with the purchase of Hayes, and, in accordance with SFAS No. 109, the utilization of these carryforwards was first used to offset all of the unamortized intangible assets associated with the acquisition. This resulted in a $2,756,755 reduction in intangible assets. The remaining operating loss carryforwards utilized during the year ended December 31, 1993 were used to reduce tax expense.

The following table shows the various expiration dates of federal and state operating loss carryforwards as of December 31, 1995:

                 Federal      Alabama      Florida     California
       1996                                            $1,248,180
       2001                 $10,558,534
       2002                  18,083,213
       2003                   1,298,339
       2004   $1,189,202                  $  261,343
       2005                                1,716,619
       2006    1,950,708      7,376,025    1,491,879
       2007                                  447,602
       2008                     320,470    1,323,699
       2009                     265,529    1,112,527
       2010                   2,064,871      771,780
              $3,139,910    $39,966,981   $7,125,449   $1,248,180

The alternative minimum tax credit carryforwards of $709,291 included in the deferred tax assets above do not expire.

10.  STOCK OPTIONS AND RESTRICTED SHARE PLANS

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

     Transactions under the plans are summarized as follows for the years ended December 31, 1995, 1994 and 1993:

                                          Shares
               1995                    Under Option  Price Range
     Incentive stock options:
       Granted                              None
       Exercised                            None
      Outstanding at December 31, 1995    439,389   $ .56 - $4.63
      Exercisable at December 31, 1995    439,389   $ .56 - $4.63
      Nonqualified options:
       Granted                              None
       Exercised                            6,007   $ .56 - $1.00
       Terminated                          12,396
      Outstanding at December 31, 1995    670,120   $ .56 - $4.63
      Exercisable at December 31, 1995    584,235   $ .56 - $4.63
      Total common shares reserved
       and available for grant at
       December 31, 1995:
        Incentive stock options           560,611
        Nonqualified options              289,582

                                          Shares
               1994                    Under Option   Price Range

      Incentive stock options:
       Granted                            128,000           $4.63
       Exercised                             None
      Outstanding at December 31, 1994    439,389    $.56 - $4.63
      Exercisable at December 31, 1994    375,389    $.56 - $4.63
      Nonqualified options:
       Granted                            419,000           $1.66
       Exercised                            4,171    $.56 - $1.31
       Terminated                           6,658
      Outstanding at December 31, 1994    688,523
      Exercisable at December 31, 1994    535,307
      Total common shares reserved
       and available for grant at
       December 31, 1994:
        Incentive stock options           560,611
        Nonqualified options              277,862

                                          Shares
               1993                    Under Option   Price Range

      Incentive stock options:
       Granted                               None
       Exercised                             None
      Outstanding at December 31, 1993    311,389    $.56 - $1.10
      Exercisable at December 31, 1993    311,389    $.56 - $1.10
      Nonqualified options:
       Granted                            102,483           $4.75
       Exercised                           30,120    $.56 - $1.00
       Terminated                           7,281
      Outstanding at December 31, 1993    279,676    $.56 - $4.75
      Exercisable at December 31, 1993    134,205    $.56 - $4.75
      Total common shares reserved
       and available for grant at
       December 31, 1993:
        Incentive stock options           188,611
        Nonqualified options              190,204



     Deferred Compensation - In December 1994, the Company adopted a Restricted Share Plan (the Plan) designed to attract, retain, and motivate executive officers of the Company. The Plan authorizes the issuance of 105,657 common shares of beneficial interest pursuant to restricted shares issued under the Plan. In connection with the grant of shares under the Plan, the Compensation Committee determines any vesting requirements. In December of 1994 the Company issued $175,000 of restricted shares which will be amortized over the period earned by the employee. In December 1994, the Company also established certain other nonvested cash bonuses which will be amortized to compensation expense over the vesting period of two years.

11.  EMPLOYEE BENEFIT PLANS

     Pension - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham, Dothan, and Leeds, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. Pursuant to this practice, the Company made contributions of $1,250,002, $1,271,740, and $908,496 in
     1995, 1994, and 1993, respectively. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Pursuant to the requirements of SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, an additional minimum pension liability of $12,659,525 and $14,444,846, representing the excess of the accumulated benefit obligation over plan assets plus prepaid pension cost, was recognized at December 31, 1995 and 1994, respectively. The additional liability has been offset by intangible assets to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded as a reduction of stockholders' equity. The intangible asset and reduction of stockholders' equity are $4,171,287 and $7,017,031 (net of tax) and $4,750,776 and $7,748,850 (net of
     tax) at December 31, 1995 and 1994, respectively.

     The discount rate decreased from 8.75% at December 31, 1994 to 7.25% at December 31, 1995 resulting in an increase to the accumulated benefit obligation of $11,000,000. The additional minimum liability adjustment decreased primarily due to higher than anticipated returns on plan assets in 1995.

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

     Net pension costs for the years ended December 31, 1995, 1994, and 1993 include the following components:
                                  1995         1994          1993
      Service cost -
       benefits earned
       during the period     $1,289,288    $ 1,456,193   $ 1,480,402
      Interest cost on
       projected benefit      7,184,470      6,534,008     7,004,224
      Net amortization
       of prior service
       costs                    905,909        628,438       437,808

                              9,379,667      8,618,639     8,922,434
      Return on plan
       assets:
      Actual return         (17,741,368)     3,309,034    (6,279,367)
      Deferred gain (loss)   10,640,696    (10,536,422)     (764,812)

      Net recognized         (7,100,672)    (7,227,388)   (7,044,179)

         Net pension
          expense            $2,278,995    $ 1,391,251   $ 1,878,255

     The significant actuarial assumptions used in determining the present value of benefit obligations as of December 31, 1995, 1994, and 1993 were as follows:

                                        1995     1994     1993
      Weighted-average discount rate    7.25%    8.75%    7.5%
      Rate of increase in future
       compensation levels              4.5%     6.0%     6.0%
      Expected long-term rate of
       return on plan assets            9.5%     9.0%     9.0%

     The following table reconciles the pension plans' status and the amount reported in the consolidated balance sheets at December 31, 1995 and 1994:

                                            1995           1994
     Actuarial present value of
      benefit obligations:
       Vested                            $92,052,846    $81,344,657
       Non-vested                            950,060        857,187

     Accumulated benefit
      obligation                          93,002,906     82,219,844
     Impact of future salary
      increases                            2,181,610      2,524,427

     Projected benefit obligation         95,184,516     84,744,271
     Plan assets at fair value            85,930,803     74,391,414

     Plan assets less than projected
      benefit obligation                  (9,253,713)   (10,352,857)
     Unrecognized net loss                10,669,848     12,218,496
     Unrecognized prior service cost       4,171,287      4,750,776
     Minimum pension liability
      adjustment                         (12,659,525)   (14,444,846)

     Unfunded accumulated benefit
     obligation                          $(7,072,103)   $(7,828,431)

     Liabilities related to pension benefits are calculated using actuarial assumptions which are estimates. Actual experience may differ from estimated assumptions and the Company's liability may change based on actual experience. A decrease in the weighted-average discount rate used at December 31, 1995 from 7.25% to 7.00% would have increased the accumulated benefit obligation and thus the minimum pension liability adjustment and change to equity $1,950,000.

     Nonpension Postretirement Benefits - Effective January 1, 1993, the Company adopted SFAS No. 106, EMPLOYER'S ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company previously expensed the cost of retiree health care benefits as claims were incurred.

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

     The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and yearly and lifetime maximums. Currently, the plan is unfunded.

     The following table sets forth the status of the plan at December 31:

                                       1995      1994         1993
Accumulated postretirement
  benefit obligation:
 Retirees                           $  45,000  $  25,000    $ 23,000
Fully eligible active plan
 participants                          78,000     33,000      36,000
Other active plan participants        704,000    473,000     467,000

                                      827,000    531,000     526,000
Plan assets, at fair value                -0-        -0-         -0-

Accumulated postretirement
  benefit obligation in
  excess of plan assets               827,000     531,000    526,000
Unrecognized prior period
 (gain) loss                          (83,000)    176,000    211,000
Unrecognized transition obligation   (553,000)   (585,000)  (617,000)

Accrued postretirement benefit cost $ 191,000   $ 122,000  $ 120,000

Estimated postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 are composed of the following:

                                            1995      1994     1993
Service cost-benefits attributed to
  service during the period              $30,000   $ 27,000  $ 35,000
Interest cost on accumulated
  postretirement benefit obligation       61,000     40,000    53,000
Amortization of transition obligation
  over 20 years                           32,000     32,000    32,000
Amortization of unrecognized net gain                (8,000)
   Net periodic postretirement
    benefit cost                        $123,000   $ 91,000  $120,000

Actuarial assumptions used were:
                                            1995      1994     1993
 Projected health care cost trend rate     10.5%        11%    13.5%
 Ultimate trend rate                        5.5%       5.5%       6%
 Year ultimate trend rate is achieved       2005       2005     2008
 Effect of a 1% point increase in the
  health care cost trend rate on the
  postretirement benefit obligation      $78,000    $45,000  $48,000
 Effect of a 1% point increase in the
  health care cost trend rate on the
  aggregate of service and interest
  cost                                    $6,000    $ 7,000  $19,000
Discount rate                              7.25%      8.75%     7.5%

     The health care cost trend rate assumption has a significant effect on the amounts reported. Rates listed above represent assumed increases in per capita cost of covered health care benefits for 1995, 1994 and 1993, respectively. For future years the rate was assumed to decrease gradually and remain at the ultimate trend rate thereafter.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 and
     8.75 percent at December 31, 1995 and 1994, respectively. At January 1, 1994, the weighted average discount rate used was
     7.5 percent. At January 1, 1993, the date of adoption of SFAS No. 106, the weighted average discount rate used was 8.5 percent. In addition to these changes in assumption, the mortality, retirement ages, and termination rates were also changed. These changes in assumptions were the primary cause of the $(83,000), $176,000 and $211,000 unrecognized
     (gains)/losses at December 31, 1995, 1994 and 1993, respectively.

     The Company recognized $123,000, $91,000 and $120,000 of expense associated with the plan in 1995, 1994 and 1993, respectively.

     Liabilities related to postretirement benefits are calculated using actuarial assumptions which are estimates. Actual experience may differ from estimated assumptions and the Company's liability may change based on actual experience. A decrease of the discount rate used at December 31, 1995 from 7.25% to 7.0% would have increased the accumulated postretirement benefit obligation by $18,000.

     Self-Insurance - It is generally the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred. The Company maintains a self-insured health insurance plan for the Birmingham, Leeds, and Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $1,435,251 and $1,964,176 for reported and incurred but not reported claims at December 31, 1995 and 1994, respectively. Expense incurred for this plan was $8,748,411, $8,121,138, and $6,561,761 for 1995, 1994, and 1993,
     respectively.

     The Company also has a self-insured workers' compensation program. The Company has a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 1995 and 1994, is $850,000 that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. Use of these funds is limited by the state. The Company has reserves of $4,868,000 and $4,780,716 for reported and incurred but not reported claims at December 31, 1995 and 1994, respectively. Expense incurred on this plan was $1,650,901, $1,399,100, and $3,351,608 for 1995, 1994, and 1993, respectively. The workers' compensation liability at December 31, 1995 does not include the effect of the settlement of numerous claims regarding an issue for which no estimate can be made of a range of amounts of loss that are reasonably possible should these claims be settled unfavorably.

     Self-insurance reserves are developed based on prior experience and actuarial assumptions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

     Defined Contribution Plan - Effective November 1, 1990, the Company adopted a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21, and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 1995, 1994, or 1993. Employees are always 100 percent vested in their contributions.

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from two to eighteen years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various leasing arrangements.

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995 are as follows:

                                       Vehicles
     Year Ending                         And
     December 31      Facilities      Equipment        Total
       1996            2,730,557       232,523        2,963,089
       1997            2,740,794        98,745        2,839,539
       1998            2,777,118        58,765        2,835,883
       1999            1,586,497         3,320        1,589,817
       2000              858,546                        858,546
     Thereafter        7,740,625                      7,740,625

     Total minimum
     future rental
     commitments     $18,434,137      $393,363      $18,827,499

     Total rent expense charged to operations for the years ended December 31, 1995, 1994, and 1993 amounted to $3,909,557,
     $3,128,796, and $3,116,118, respectively. Contingent rental amounts included in rent expense amounted to $934,731, $1,196,481, and $1,443,128 for the years ended December 31, 1995, 1994, and 1993, respectively.

     United States Government Contracts - The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of the U.S. Government's audits, reviews, and investigations will not have a materially adverse effect on the Company's consolidated results of operations, financial position, or cash flows.

     U.S. Government Request for Equitable Adjustment (REA) - During 1995 the Company recorded revenue and a current receivable of $4,200,000 in anticipation of settlement of a contract REA involving the KC-135 Programmed Depot Maintenance
     (PDM) contract. This amount relates to, and is in addition to, the $3,500,000 REA receivable recorded in 1994. The REA, which was certified by the Company and submitted to the U.S. Government, was for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM). The disruption in scheduled work flow which occurred as a result of the late delivery of GFM began in the second quarter of 1993 and continues to impact ships in work at December 31, 1995. This total equitable adjustment is classified as a current receivable at December 31, 1995 and was received in its entirety subsequent to December 31, 1995.

     In addition to the receivable mentioned above, the Company has recorded revenue and a long-term unbilled receivable of $4,100,000 in anticipation of the submission and settlement of another contract REA involving the KC-135 PDM contract. The receivable is for equitable adjustment of the cost effect of late delivery of GFM, excess major structural repairs on certain KC-135 aircraft and other direct and constructive changes to the contract. The Company feels strongly that the evidence in support of the REA is objective and verifiable, and the costs associated with the REA are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. The Company has obtained an opinion from outside legal counsel specializing in government procurement law which states that the Company is entitled to compensation for additional costs associated with late GFM and excess major structural repairs. The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of the late GFM and excess structural repairs, and the Company has recorded this receivable based on this rough order magnitude, net of reserves. The reserves are deemed necessary by the Company due to uncertainties inherent in the process of receiving equitable adjustment. The Company cannot reasonably estimate the length of time before the formal filing of this REA nor can it reasonably estimate the length of time before its realization. Should the Company not ultimately receive an equitable adjustment from the U.S. Government, the Company would realize a pre-tax reduction of revenue of $4,100,000.

     Litigation - The Company is involved in various legal proceedings arising in the normal course of business.
     Management does not believe the ultimate outcome of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.  RELATED PARTY TRANSACTIONS

     The Company has arranged a standby financing commitment with its principal shareholder which provides for the extension by the principal shareholder of up to $2.0 million in short-term advances upon demonstration of certain need factors by the Company. (See Note 6).

     The related party receivable reflected in the consolidated balance sheet consists of various notes receivables from Matthew L. Gold, who is an officer, director, and majority stockholder of the Company.

14.  GEOGRAPHIC SEGMENTS AND MAJOR CUSTOMERS

     The Company's operations are primarily concentrated in one industry segment, the maintenance and modification of large transport aircraft. Aggregate sales to customers in foreign countries, principally in Europe, account for approximately 15 percent, 7 percent, and 10 percent of the Company's net sales for the years ended December 31, 1995, 1994, and 1993, respectively. Sales to major customers which accounted for 10 percent or more of the Company's net sales were as follows:

                                 1995        1994         1993
      U.S. Government       $91,632,344  $98,124,351  $117,585,743

15.  CONCENTRATION OF CREDIT RISK

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

16.  EXTRAORDINARY ITEM

     In June 1989, Rolando F. Sablon, a former stockholder and director of the Company, named the Company and other related defendants in a suit alleging theories of breach of contract, breach of fiduciary duty, common law fraud, violations of the Racketeer Influenced and Corrupt Organization Act, and violations of the Securities and Exchange Act of 1934, as well as corresponding violations of certain Florida state statutes. During 1993, this claim was settled out of court by the Company for $1.3 million. The Company's remaining indebtedness under this settlement is $-0- at December 31, 1995 and 1994. At December 31, 1993, the settlement was recorded as an extraordinary item and reduced net income by $1,274,000, net of the income tax benefit of $26,000.

17.  FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1995, the Company recorded year-end adjustments to the Company's inventory and inventory reserves, uncollectible accounts receivable, warranty reserve, year-end bonuses, deferred tax asset valuation allowance and Request for Equitable Adjustment which, in the aggregate, increased net income for the quarter and the year ended December 31, 1995 by approximately $2,084,000.

     In the fourth quarter of 1994, the Company recorded year-end adjustments to the Company's inventory and inventory reserves, uncollectible accounts receivable, warranty reserve, year-end bonuses, and deferred tax asset valuation allowance which, in the aggregate, increased net income for the quarter and the year ended December 31, 1994 by approximately $9,916,900.

     In the fourth quarter of 1993, the Company recorded year-end adjustments to the Company's self-insured workers' compensation reserve, common stock purchase warrant, inventory, and inventory reserves which, in the aggregate, increased net income for the quarter and year ended December
     31, 1993 by approximately $700,000.

18.  LABOR CONTRACT

     In June of 1993, the Birmingham Division of Pemco Aeroplex and the Targets Division negotiated a three year labor contract with Local 1155 of the United Automobile Aerospace Workers of America. The agreement currently covers approximately 934 employees or 76% of the Company's work force.

     This contract expires in June of 1996. In the past, the Company has been affected by work stoppages in the course of contract negotiations; however, they have always been short in duration, and none have had a significant effect on the Company's consolidated financial position, results of operations or cashflows. Management does not anticipate that the June 1996 contract negotiations will have a significant effect on the Company's consolidated financial position, results of operations or cashflows. No estimate can be made of a range of amounts of loss that are reasonably possible should a work stoppage occur during contract negotiations.































































                    SUPPLEMENTARY INFORMATION




































 REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTARY INFORMATION



Board of Directors and Stockholders
Precision Standard, Inc.

Our report on the consolidated financial statements of Precision Standard, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page __ of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                         COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
March 31, 1996, except for
  Notes 6 and 7 as to which
  the date is April 15, 1996
































                    PRECISION STANDARD, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the periods ending December 31, 1995, 1994 and 1993

             Balance At         Additions                       Balance
             Beginning  Charged To   Charged To                 At End of
Description  Of Period   Expense       Assets    Deductions      Period
1995

Allowance
 for
 doubtful
 accounts   $  867,206  $  399,030                $  (840,086)  $  426,150

Estimated
 losses on
 contracts
 in
 progress    1,345,176     203,922                 (1,345,176)     203,922

Estimated
 losses on
 work in
 process       161,153   1,274,676                   (161,153)   1,274,676

Reserve for
 obsolete
 inventory   4,602,223     834,684     $283,902      (734,796)   4,986,013

Reserve for
 warranty
 expense     1,518,679     158,000                   (498,043)   1,178,636

Deferred
 tax asset
 valuation
 allowance   2,102,417   2,409,255                               4,511,672

   Total   $10,596,854  $5,279,567     $283,902  $ (3,579,254) $12,581,069

1994

Allowance
 for
 doubtful
 accounts   $  207,957  $  636,541    $ 26,892   $     (4,184)  $  867,206

Estimated
 losses on
 contracts
 in
 progress      583,122     849,843                    (87,789)   1,345,176

Estimated
 losses on
 work in
 process       321,827     161,153                   (321,827)     161,153

Reserve for
 obsolete
 inventory   2,809,531   1,465,202     407,785        (80,295)   4,602,223

Reserve for
 warranty
 expense       575,000   1,268,236                   (324,557)   1,518,679

Deferred
 tax asset
 valuation
 allowance  12,555,373                            (10,452,956)   2,102,417

   Total   $17,052,810  $4,380,975     $434,677  $(11,271,608) $10,596,854

1993

Allowance
 for
 doubtful
 accounts   $   75,512  $   72,667     $ 59,778                 $  207,957

Estimated
 losses on
 contracts
 in
 progress                  583,122                                 583,122

Estimated
 losses on
 work in
 process     1,412,587     321,827                (1,412,587)      321,827

Reserve for
 obsolete
 inventory   1,108,270     875,301      825,960                  2,809,531

Reserve for
 warranty
 expense       325,000     250,000                                 575,000

Deferred
 tax asset
 valuation
 allowance                           15,359,477    (2,804,104)  12,555,373

   Total    $2,921,369  $2,102,917  $16,245,215   $(4,216,691) $17,052,810











































Item 9.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

     Not applicable.

                            PART III

Item 10.   Directors and Executive Officers of the Company.

          Information regarding the directors and executive officers of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section of the Company's definitive 1996
Proxy Statement.

Item 11.   Executive Compensation.

          Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE
COMPENSATION" section of the Company's definitive 1996 Proxy
Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

          Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT" section of the Company's definitive 1996 Proxy
Statement.

Item 13.   Certain Relationships and Related Transactions.

          Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS
WITH MANAGEMENT AND OTHERS" section of the Company's definitive
1996 Proxy Statement.

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

          Schedule II.  Valuation and Qualifying Accounts.

                    All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

          b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1995.

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

               11        Not applicable.
               12        Not applicable.

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

               99        Not applicable.
____________________

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

                               PRECISION STANDARD, INC.



Dated:  April 15, 1996         By: /s/Matthew L. Gold
                                  Matthew L. Gold, President
                                  (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity                     Date



 /s/Matthew L. Gold         Chairman, President          4/15/96
Matthew L. Gold             Chief Executive Officer
                            and Director
                            (Principal Executive Officer)


 /s/Walter M. Moede         Executive Vice President     4/15/96
Walter M. Moede             Chief Financial Officer,
                            Secretary and Director
                            (Principal Financial Officer)


 /s/Donald C. Hannah        Director                     4/15/96
Donald C. Hannah



 /s/George E.R. Kinnear II  Director                     4/15/96
George E. R. Kinnear II



 /s/Thomas C. Richards      Director                     4/15/96
Thomas C. Richards



 /s/Ben J. Shapiro, Jr.     Director                     4/15/96
Ben J. Shapiro, Jr.