Form 10-Q
period 1996-03-31
PRECISION STANDARD INC
filed 1996-05-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
March 31, 1996

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,471,080 shares
Common Shares                   Outstanding at March 31, 1996







PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                         March 31,       December 31,
                                            1996            1995
                                        (Unaudited)
Current assets:
  Cash and cash equivalents            $   354,040       $ 1,411,929
  Accounts receivable, net              13,081,256        14,312,946
  U.S. Government request for
   equitable adjustment, net                               8,144,522
  Inventories                           23,297,805        21,753,009
  Prepaid expenses and other             2,447,894           981,197
  Deferred taxes                         5,038,205         5,038,205

        Total current assets            44,219,200        51,641,808

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,483,914        10,322,638
  Machinery and equipment               18,044,877        17,933,717


Less accumulated depreciation          (13,965,147)      (13,298,748)

        Net property and equipment      14,563,644        14,957,607

Other assets:
  Intangible assets, net of
     accumulated amortization            4,379,658         4,334,662
  Related party receivable                 269,824           269,824
  Deposits and other                       843,721           841,498
  U.S. Government request for
    equitable adjustment, net            4,929,000         4,100,000
  Deferred taxes                         4,825,131         4,825,129
                                        15,247,334        14,371,113

        Total assets                   $74,030,178       $80,970,528

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,       December 31,
                                           1996             1995
                                        (Unaudited)
Current liabilities:
  Current maturities of long-term
   debt                                 $25,964,600      $   955,155
  Accounts payable and accrued
   expenses                              23,482,417       28,181,810
  Accrued warranty expenses               1,112,547        1,178,636
  Estimated losses on contracts
   in progress                              203,922          203,922

          Total current liabilities      50,763,486       30,519,523

Long-term debt, net of current
  maturities                                642,888       25,787,030
Long-term portion of self-insured
  workers' compensation reserve           3,717,703        3,717,703
Unfunded accumulated benefit
  obligation                              7,072,103        7,072,103
          Total liabilities              62,196,180       67,096,359

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,471,080 and 12,455,955
  issued and outstanding at
  March 31, 1996 and December 31,
  1995, respectively.                         1,281            1,280

  Additional paid-in capital              4,598,460        4,584,394
  Deferred compensation on
   restricted shares                        (65,625)         (87,500)
  Retained earnings                      14,204,956       16,246,824
  Translation adjustments                   151,756          146,202
  Minimum pension liability adjustment   (7,056,830)      (7,017,031)
  Total stockholder's equity             11,833,998       13,874,169

           Total liabilities and stock-
           holders' equity              $74,030,178      $80,970,528

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME


                                            Three           Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                            1996            1995
                                        (Unaudited)      (Unaudited)
Net sales                               $26,547,405      $41,146,180
Cost of sales                           (24,124,477)     (33,815,436)
     Gross profit                         2,422,928        7,330,744

Selling, general and
  administrative expenses                (3,470,101)      (4,407,118)
Bad debts expense                                           (189,055)
Research and development expense           (152,530)        (216,785)
     Income (loss) from operations       (1,199,703)       2,517,786

Other expense:
  Interest expense                         (870,503)        (779,832)
  Other, net                                 75,072           13,902
     Income (loss) before income taxes   (1,995,134)       1,751,856

Net income tax (expense)                    (46,734)        (154,000)

     Net income (loss)                  $(2,041,868)     $ 1,597,856


Earnings (loss) per common share and
  common equivalent share* Note (4):
  Net income (loss)                           $(.16)            $.10
Earnings (loss) per common share -
assuming full dilution* (Note 4):
  Net income (loss)                           $(.16)            $.10
Weighted average number of
common shares outstanding                12,464,177       16,492,952

*See basis of computation in Note 4 to the Consolidated Financial Statements.

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                           Three             Three
                                        Months Ended      Months Ended
                                          March 31,         March 31,
                                            1996              1995
                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                     $(2,041,868)     $ 1,597,856
  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization             711,916          639,226
  Pension cost in excess of
     funding                                (39,799)         257,246
  Provision for losses on
     receivables                                             189,055
  Provision for warranty expense                              50,000
  Provision for losses on
     work in process                        293,924
  Provision for losses on
     contracts in progress                                 1,278,000
  (Gain) loss on disposition
     of equipment                             4,514           (5,500)

  Changes in assets and liabilities:
          Accounts receivable             1,202,525          (36,650)
          Inventories                    (1,867,195)        (131,755)
          Prepaid expenses and
           other assets                  (1,471,871)        (133,673)
          Intangible assets                 (50,000)
          U.S. Government request for
           equitable adjustment, net      7,315,522
          Deposits and other                  1,159           29,987
          Accounts payable and
            accrued expenses             (4,593,303)        (948,913)
          Accrued warranty expense          (66,089)         (99,000)
          Estimated losses on
            contracts in progress                           (200,000)
          Self-insured workers'
            compensation reserve                             116,154
          Total adjustments               1,441,303        1,004,177
     Net cash provided (used) by
     operating activities                  (600,565)       2,602,033

Cash flows from investing activities:
     Capital expenditures                  (304,454)        (753,468)
     Insurance proceeds receivable                          (242,000)
     Proceeds from sale of equipment                           5,500
     Net cash used in
     investing activities               $  (304,454)     $  (989,968)

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                           Three            Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                           1996             1995
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $      1,734

  Borrowings under revolving
     credit facility                             -0-     $12,600,000

  Repayments under revolving
     credit facility                             -0-     (11,800,000)

  Principal payments under
     long-term obligations                  (134,698)     (2,138,805)

     Change in cash overdraft                               (176,119)

     Net cash used in
     financing activities                   (132,964)     (1,514,924)

     Effect of exchange rate changes
     on cash and cash equivalents            (19,906)        (97,141)

Net increase (decrease) in cash
  and cash equivalents                    (1,057,889)            -0-

Cash and cash equivalents
  beginning of period                      1,411,929             -0-

Cash and cash equivalents
  end of period                         $    354,040      $      -0-

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $     20,430      $  721,863
     Income taxes                             25,800          25,300

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $        -0-      $  524,635

            The accompanying notes are an integral part of
               these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 10-K. Certain reclassifications have been made to the 1995 financial statements included herein to conform with the presentation used in 1996.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at the exchange rate for the end of the accounting period. Income and expenses are translated at average rates of exchange. Translation adjustments are accumulated in a separate component of stockholders' equity.

3.   INVENTORIES

     Inventories consist of the following:

                                     March 31,      December 31,
                                       1996            1995
                                   (Unaudited)
      Work in-process              $35,532,809      $31,050,937
      Finished goods                 3,934,219        3,858,325
      Raw materials and supplies     5,975,573        5,019,629
      Total                        $45,442,601      $39,928,891

      Less progress payments       (21,359,539)     (16,901,206)
      Less reserve for estimated
        losses on contracts in
        progress                      (785,257)      (1,274,676)
                                   $23,297,805      $21,753,009



4.   EARNINGS PER COMMON SHARE

     The computation of loss per common share in 1996 is based on the weighted average number of outstanding common shares. The inclusion of stock options and stock warrants would be antidilutive. The computation of earnings per common share in 1995 is based on the weighted average number of outstanding common shares assuming the exercise of stock options and stock warrants. The stock warrants were granted to the Company's primary lender in connection with the Senior Subordinated Loan and allow for the purchase of 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share.

5.   CHANGES IN ACCOUNTING PRINCIPLES

     In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-lived Assets, which establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements in the first quarter of 1996.

     The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, in the first quarter of 1996 which establishes fair value-based financial accounting and reporting standards for all arrangements by which employees receive shares of stock or other equity instruments of the employer. The Company will comply with the disclosure requirements set forth in the statement. No stock options were granted in either the first quarter of 1996 or 1995 and the Company recorded approximately $34,000 and $22,000 of compensation cost in the first quarter of 1996 and 1995 respectively, for stock-based employee compensation awards.

6.   NOTES PAYABLE

                                         March 31,  December,31,
                                          1996         1995
     Short-term debt consists of
     the following:

     Term Credit facility             $ 7,000,000
     Senior Subordinated Loan          10,000,000
     Revolving Credit facility          8,000,000

     Note due to individual, bears        447,173   $   447,173
     interest at 10% collateralized
     by a security interest in
     certain equipment


     Other obligations                    517,427       507,982
     collateralized by security
     interests in certain
     equipment
                                      $25,964,600   $   955,155

     Long term debt consists of
     the following:

     Term Credit facility                             7,000,000
     Senior Subordinated Loan                        10,000,000
     Revolving Credit facility                        8,000,000

     Other obligations,                  642,888        787,030
     collateralized by security
     interests in certain
     equipment
                                     $   642,888    $25,787,030

     Total short term and long term  $26,607,488    $26,742,185
     debt

     On April 15, 1996, the Company and its primary lender executed the Eighth Amendment to the Amended and Restated Credit Agreement and the Sixth Amendment to the Amended and Restated Senior Subordinated Loan Agreement (the "Amendments"). The Amendments provided for the maturity dates of the Revolving Credit facility, the Term Credit facility and the Senior Subordinated Loan to be extended until March 31, 1997 and a waiver was given for all of the Company's covenant violations through March 31, 1996. Additionally, the Amendments provided that all interest accrued and unpaid as of April 1, 1996, less $100,000 which was paid at the time the Amendments were executed, be capitalized and added to the principal of the Company's Term Credit facility. The amount of deferred interest to be capitalized in April of 1996 is $2,207,799. Also, the expiration date of the warrant, which was granted to the Company's primary lender in conjunction with the original making of the loans in 1988, was extended from September 9, 1998 to September 9, 2000.

     The Company is continuing to actively investigate and consider a variety of refinancing and strategic options with its investment bankers. The Amendments provide for increases in the rates of interest payable on the loans if the Company has not obtained refinancing commitments by certain dates.

     In accordance with the March 31, 1997 maturity date of the Revolving Credit facility, the Term Credit facility and the Senior Subordinated loan, the Company has re-classified $25.0 million of its long term debt at December 31, 1995 to short term debt at March 31, 1996.

7.   CONTINGENCIES

     The Company's profitability under its KC-135 contract was impacted primarily by the lower redeliveries of aircraft, the adverse cost effect of an unprecedented number of major structural problems on the aircraft and the lingering effect of late receipt of GFM. The performance of major structural repairs is far in excess of levels anticipated in government contract solicitation documents at the time the new contract was bid and is believed to be due to more extensive inspection requirements imposed by the contract as well as to higher utilization and aging of the aircraft. The Company has obtained an opinion from outside legal counsel specializing in government procurement law which documents that the Company is entitled to compensation for the additional costs associated with late receipt of GFM, excess major structural repairs and other direct and constructive changes to the contract. The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of the late GFM and excess major structural repairs for aircraft that redelivered under both the old and new KC-135 contracts.
     Based on this assessment, the Company has recorded a total long term unbilled receivable of $4.9 million, net of reserves. The reserves are deemed necessary by the Company due to uncertainties inherent in the process of receiving equitable adjustments. The Company recorded approximately $0.8 million of the $4.9 million in the first quarter of 1996 relating primarily to aircraft that redelivered in the first quarter of 1996. The Company anticipates submitting one or more requests for equitable adjustment in 1996 and is in the process of compiling the data and completing the quantification of the cost impact required therefor. The Company firmly believes that the evidence in support of the recorded revenue is objective and verifiable and the costs associated with the recorded revenue are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. However, should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $4.9 million, including $0.8 million recorded in the first quarter of 1996.








ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended March 31, 1996
versus three months ended March 31, 1995

Revenues for the first quarter of 1996 decreased 35% from $41.1 million in 1995 to $26.5 million in 1996. Government sales decreased 40% in 1996, from $26.3 million in 1995 to $15.8 million in 1996. Commercial sales decreased 28% in 1996, from $14.8 million in 1995 to $10.7 million in 1996. The Company's mix of business between government and commercial customers shifted from 36% commercial and 64% government in 1995 to 40% commercial and 60% government in 1996.

The decrease in government sales in the first quarter of 1996 was due primarily to a reduction in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Eight aircraft were redelivered in 1996 versus fourteen aircraft in 1995.
Approximately six aircraft that were scheduled to redeliver by the end of the first quarter of 1996 were delayed, primarily due to an unprecedented number of major structural problems on the aircraft and the lingering effect of the late receipt of government furnished material (GFM). In addition to the reduction in the number of KC-135 PDM redeliveries in 1996, the Company has thus far seen a decline in revenue of approximately $0.1 million for each aircraft redelivered under the 1994 (or "new") KC-135 contract due to a restructuring of the work package on the new contract versus the 1990 (or "old") contract. All of the aircraft redelivered in the first quarter of 1995 were worked under the old contract, whereas those aircraft redelivered in 1996 were worked under the new contract.

Government sales also decreased due to a reduction in the number of redeliveries under the Company's C-130 contract. The Company redelivered one PDM aircraft in 1996 versus four PDM aircraft and two drop-in aircraft in 1995.

The Company's commercial sales decreased primarily due to a reduction in the number of 737 cargo conversion redeliveries (no redeliveries in 1996 versus two redeliveries in 1995) and 727 cargo conversion redeliveries (one in 1996 versus two in 1995).
Partially offsetting this decline in sales was an increase in volume of approximately $1.3 million at the Company's Pemco World Air Services facility in Copenhagen, Denmark.

The ratio of cost of sales ($24.1 million in 1996; $33.8 million in 1995) to net sales ($26.5 million in 1996; $41.1 million in 1995) increased from 82% in the first quarter of 1995 to 91% in 1996.
The resultant decrease in gross profit is attributable primarily to a reduction in profit realized under the Company's KC-135 PDM program and the aforementioned fewer redeliveries under the Company's 737 and 727 cargo conversion programs. Partially offsetting these unfavorable impacts on gross profit was an improvement in the operating results at the Company's Copenhagen, Denmark aircraft facility. Revenues at the Copenhagen aircraft facility increased approximately 90% in the first quarter of 1996 as compared to 1995 and the Company reduced its operating losses at the facility by approximately 67%. Additionally, the Company had recorded a $1.3 million loss provision in the first quarter of 1995 for a 727 cargo conversion contract that was to be performed at Copenhagen during 1995 versus no such provision in 1996.

The Company's profitability under its KC-135 contract was impacted primarily by the lower redeliveries of aircraft, the adverse cost effect of an unprecedented number of major structural problems on the aircraft and the lingering effect of late receipt of GFM. The performance of major structural repairs is far in excess of levels anticipated in government contract solicitation documents at the time the new contract was bid and is believed to be due to more extensive inspection requirements imposed by the contract as well as to higher utilization and aging of the aircraft. The Company has obtained an opinion from outside legal counsel specializing in government procurement law which documents that the Company is entitled to compensation for the additional costs associated with late receipt of GFM, excess major structural repairs and other direct and constructive changes to the contract. The Company's independent management consultant has determined a preliminary rough order magnitude of the cost impact of the late GFM and excess major structural repairs for aircraft that redelivered under both the old and new KC-135 contracts. Based on this assessment, the Company has recorded a long term unbilled receivable of $4.9 million, net of reserves. The reserves are deemed necessary by the Company due to uncertainties inherent in the process of receiving equitable adjustments. The Company recorded approximately $0.8 million of the $4.9 million in the first quarter of 1996 relating primarily to aircraft that redelivered in the first quarter of 1996. The Company anticipates submitting one or more requests for equitable adjustment in 1996 and is in the process of compiling the data and completing the quantification of the cost impact required therefor. The Company firmly believes that the evidence in support of the recorded revenue is objective and verifiable and the costs associated with the recorded revenue are reasonable in view of the work performed and are not the result of any deficiencies in the Company's performance. However, should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $4.9 million, including $0.8 million recorded in the first quarter of 1996.

Selling, general and administrative expense decreased from $4.4 million in the first quarter of 1995 to $3.5 million in 1996 but increased as a percent of sales from 11% in 1995 to 13% in 1996.

Interest expense was $0.9 million in the first quarter of 1996 versus $0.8 million in 1995. From March of 1995 to March of 1996, the Company paid $2.0 million in principal against its Term Credit facility. However, the effective average interest rate in the first quarter of 1996 on the Term Credit facility and the Revolving Credit facility was 12.10% versus 8.65% in the first quarter of 1995. The effective interest rate is higher in 1996 partially due to increased interest rates in the financial markets and partially due to the additional interest charged by the Company's primary lender as a result of the Company's failure to make certain of its required debt payments in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company was under severe cash constraints during 1995 primarily from the multiplicity of problems the Company encountered with its KC-135 program and from the cost impact of the start-up and operation of the Company's Copenhagen, Denmark facility. The Company was substantially relieved of pressure from its strained cash resources in February 1996, upon receiving $8.1 million as settlement of its $10.3 million REA short-term receivable. The Company used the proceeds of the REA settlement to reduce its accounts payable and satisfy all outstanding federal payroll tax obligations. The Company anticipates remitting payment for all related payroll tax penalties upon verification of the amounts due. The remainder of the proceeds from the REA were used to fund the Company's operations.

On April 15, 1996, the Company and its primary lender executed the Eighth Amendment to the Amended and Restated Credit Agreement and the Sixth Amendment to the Amended and Restated Senior Subordinated Loan Agreement (the "Amendments"). The Amendments provided for all interest accrued and unpaid as of April 1, 1996, less $100,000 which was paid at the time the Amendments were executed, to be capitalized and added to the principal of the Company's Term Credit facility. The amount of deferred interest to be capitalized in April of 1996 is $2,207,799. Additionally, the maturity dates of the Revolving Credit facility, the Term Credit facility and the Senior Subordinated Loan were extended until March 31, 1997 and a waiver was given for all of the Company's covenant violations through March 31, 1996. Also, the expiration date of the warrant, which was granted to the Company's primary lender in conjunction with the original making of the loans in 1988, was extended from September 9, 1998 to September 9, 2000.

The Company is continuing to actively investigate and consider a variety of refinancing and strategic options with its investment bankers. The Amendments provide for increases in the rates of interest payable on the loans if the Company has not obtained refinancing commitments by certain dates.

While the Company's financial position was significantly bolstered by the $8.1 million REA settlement and the Amendments, the Company's cash resources continue to be strained primarily from excessive costs on its KC-135 program due to the performance of structural repairs far in excess of levels anticipated in government solicitation documents at the time the new contract was bid and the lingering effect of the late receipt of GFM. The Company is currently in the process of compiling the necessary documentation required to submit REAs for the cost impacts it has experienced on the KC-135 program. The Company anticipates submitting its next REA in the second quarter of 1996 but cannot reasonably estimate the length of time before realization of the REA or the amount which will be realized therefrom. Additionally, the Company has proposed a significant contract price adjustment to the U.S. Government for aircraft worked under the second and subsequent years of the KC-135 contract which the Company anticipates negotiating during 1996. The Company and the U.S. Government have also amended certain payment provisions of the KC-135 contract which will have favorable results on the timing of the government's payments to the Company.

The Company also has arranged a standby financing commitment with its principal shareholder which provides for the extension by the principal shareholder of up to $2.0 million in short-term advances upon demonstration of certain need factors by the Company. The commitment, which contains cross default provisions to the Company's principal loan agreements, expires in January 1997 and bears a fee of two percentage points. Advances under the commitment bear interest at prime plus three percentage points, have maturities of six months and are secured by a subordinated security interest in the Company's assets and the pledge of stock issuance to the extent of ninety percent of the amount advanced. To date no advances have been made under this commitment.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending March 31, 1996 and 1995.

The Company's pension expense as determined by its actuary for the year 1996 is $1.0 million as compared to $2.3 million in 1995. The Company intends to fund its pension at the same level in 1996 as was funded in 1995, equal to $1.3 million. In the first quarter of 1996, the Company funded approximately $0.3 million and expensed approximately $0.25 million. In the first quarter of 1995, the Company funded approximately $0.3 million and expensed approximately $0.6 million.

The Company recorded a provision for losses on work in process of $0.3 million in the first quarter of 1996 for certain of its commercial and government contracts which are being performed at the Dothan facility. In the first quarter of 1995, the Company recorded a $1.3 million provision for losses on contracts in progress for a 727 cargo conversion contract that was to be performed during 1995 at the Company's Copenhagen aircraft maintenance facility.

Net inventories increased in the first quarter of 1996 primarily due to an increase of $0.9 million for raw material and a decrease of $0.5 million for reserves for estimated losses on contracts in progress. Prepaid expense and other assets increased $1.5 million in 1996, primarily due to a $1.0 million increase in the Company's value added tax (VAT) receivable at its Copenhagen, Denmark facility. The VAT receivable was liquidated early in the second quarter of 1996.

The Company received $8.1 million in the first quarter of 1996 as settlement of its $10.3 million REA for the direct and indirect cost impact of the disruption of scheduled work flow which occurred as a result of the late receipt of government furnished material on its old KC-135 contract. The Company recorded $0.8 million of revenue and a long term unbilled receivable in the first quarter of 1996 for additional costs associated with late receipt of GFM, excess major structural repairs and other direct and constructive changes to its contract, relating primarily to aircraft that redelivered in the first quarter of 1996 under the new KC-135 contract.

The Company used the proceeds of the REA settlement to reduce its accounts payable by $5.5 million, including $2.3 million of federal payroll tax payments outstanding at December 31, 1995 which the Company had been unable to timely remit. All outstanding federal payroll tax obligations (which then approximated $4.2 million) were satisfied upon receipt of the $8.1 million settlement in February of 1966. Partially offsetting the Company's $5.5 million reduction of its accounts payable during the first quarter of 1996 was an approximate $0.8 million increase in interest payable to its primary lender. All interest accrued and unpaid as of April 1, 1996, the amount of which is $2.2 million, will be capitalized in April of 1996 and added to the Company's Term Credit facility in accordance with the aforementioned Amendments.

The Company's cash balance at December 31, 1995 of $1.4 million funded $0.6 million used in the Company's operations, $0.3 million for capital improvements, and $0.1 million for payments on various capital leases in the first quarter of 1996. In the first quarter of 1995, the Company used $2.6 million of cash provided from operating activities and $0.8 million from the Revolving Credit facility to fund $0.8 million for capital improvements, a $2.0 million principal payment on its Term Credit facility and $0.1 million for payments on various capital leases.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at March 31, 1996 and 1995:

                                 1996        1995
          U.S. Government     $100,498    $ 86,791
          Commercial            18,342      52,349
                              $118,840    $139,140

As of March 31, 1996, 85% of the Company's backlog was for the U.S. Government versus 62% for the period ending March 31, 1995. The Company's U.S. Government backlog increased $7.3 million under the Company's KC-135 contract primarily due to delayed redelivery of aircraft resulting from the aforementioned late receipt of GFM and an unprecedented number of major structural problems on the aircraft. The Company's U. S. Government backlog also increased due to additional work scheduled under the Company's Targets, Space Vector and H-3 programs.

The Company's commercial backlog at March 31, 1996 changed from prior year primarily due to a reduction of $30.2 million under the Company's 737 cargo conversion program resulting principally from the elimination of assumed option ships under contracts that have expired. The Company believes at least some of these ships eventually will be converted under new or renegotiated contracts. Other changes in the Company's commercial backlog include an increase of $1.1 million at the Company's Copenhagen facility, offset by a $5.4 million decrease in 727 cargo conversion backlog.

Approximately $8.9 million of commercial backlog at March 31, 1996 may not be considered firm orders because it pertains to maintenance and modification work to be performed under contracts that are approaching their expiry. Additionally, the Company has approximately $203 million of firm but unfunded backlog associated with the five follow-on years of the KC-135 contract, which is not included in the figures cited above.

CONTINGENCIES

As previously discussed above, a denial of the Company's anticipated requests for equitable adjustment from the U.S. Government for the cost impact of late delivery of GFM, excess major structural repairs and other direct and constructive changes to its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $4.9 million, including $0.8 million recorded in the first quarter of 1996.


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


FORWARD LOOKING STATEMENTS

Statements herein concerning anticipated results of operations and the Company's intent to take certain actions in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract and the results of financing efforts.


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

                                   PRECISION STANDARD, INC.

Date:       5/14/96                By:  /s/ Matthew L. Gold
                                         Matthew L. Gold
                                         Chairman, President and
                                         Chief Executive Officer

Date:       5/14/96                By:  /s/ Walter M. Moede
                                         Walter M. Moede
                                         Executive Vice President
                                         & Chief Financial Officer