Form 10-Q
period 1996-06-30
PRECISION STANDARD INC
filed 1996-08-30
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 1996

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,471,080 shares
Common Shares                   Outstanding at June 30, 1996







PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                          June 30,       December 31,
                                            1996            1995
                                        (Unaudited)
Current assets:
  Cash and cash equivalents            $                 $ 1,411,929
  Accounts receivable, net              12,155,506        14,312,946
  U.S. Government request for
   equitable adjustment, net                               8,144,522
  Inventories                           23,867,910        21,753,009
  Prepaid expenses and other             1,453,957           981,197
  Deferred taxes                         5,038,205         5,038,205

        Total current assets            42,515,578        51,641,808

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,738,483        10,322,638
  Machinery and equipment               17,929,031        17,933,717


Less accumulated depreciation          (14,556,435)      (13,298,748)

        Net property and equipment      14,111,079        14,957,607

Other assets:
  Intangible assets, net of
     accumulated amortization            4,397,398         4,334,662
  Related party receivable                 269,824           269,824
  Deposits and other                     1,344,050           841,498
  U.S. Government request for
    equitable adjustment, net            9,796,000         4,100,000
  Deferred taxes                         4,210,131         4,825,129
                                        20,017,403        14,371,113

        Total assets                   $76,644,060       $80,970,528

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,       December 31,
                                            1996            1995
                                        (Unaudited)
Current liabilities:
  Current maturities of long-term
   debt                                 $28,208,307      $   955,155
  Accounts payable and accrued
   expenses                              25,806,375       28,181,810
  Accrued warranty expenses               1,053,477        1,178,636
  Estimated losses on contracts
   in progress                              100,000          203,922

          Total current liabilities      55,168,159       30,519,523

Long-term debt, net of current
  maturities                                539,283       25,787,030
Long-term portion of self-insured
  workers' compensation reserve           3,717,703        3,717,703
Unfunded accumulated benefit
  obligation                              7,072,103        7,072,103
          Total liabilities              66,497,248       67,096,359

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,471,080 and 12,455,955
  issued and outstanding at
  June 30, 1996 and December 31,
  1995, respectively.                         1,282            1,280

  Additional paid-in capital              4,598,460        4,584,394
  Deferred compensation on
   restricted shares                        (43,750)         (87,500)
  Retained earnings                      12,266,617       16,246,824
  Translation adjustments                   146,466          146,202
  Minimum pension liability adjustment   (6,822,263)      (7,017,031)
  Total stockholder's equity             10,146,812       13,874,169

           Total liabilities and stock-
           holders' equity              $76,644,060      $80,970,528

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                           Three           Three
                                        Months Ended    Months Ended
                                          June 30,        June 30,
                                            1996            1995
                                        (Unaudited)     (Unaudited)
Net sales                               $35,808,708     $42,205,228
Cost of sales                            31,822,496      36,317,027
     Gross profit                         3,986,212       5,888,201

Selling, general and
  administrative expenses                (4,474,576)     (4,717,694)
Bad debts recovery (expense)                 54,385         (49,311)
Research and development expense            (75,949)       (118,562)
     Income (loss) from operations         (509,928)      1,002,634

Other expense:
  Interest expense                         (808,536)       (849,610)
  Other, net                                 42,276          38,979
     Income (loss) before income taxes   (1,276,188)        192,003

Income tax expense                         (662,151)     (1,867,610)

     Net loss                           $(1,938,339)    $(1,675,607)


Loss per common share:
 Primary:
  Before extraordinary item             $      (.16)    $      (.13)
  Extraordinary item

    Total                               $      (.16)    $      (.13)

Fully diluted:
  Before extraordinary item             $      (.16)    $      (.13)
  Extraordinary item

    Total                               $      (.16)    $      (.13)

Weighted average number of common
shares outstanding                       12,471,080      12,442,850


            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                            Six            Six
                                        Months Ended   Months Ended
                                          June 30,       June 30,
                                            1996           1995
                                        (Unaudited)    (Unaudited)
Net sales                               $62,356,113    $83,351,408
Cost of sales                            55,946,973     70,356,062
   Gross profit                           6,409,140     12,995,346

Selling, general and
  administrative expenses                (7,944,677)    (8,955,119)
Bad debts recovery (expense)                 54,385       (238,366)
Research and development expense           (228,479)      (335,347)
   Income (loss) from operations         (1,709,631)     3,466,514

Other expense:
  Interest expense                       (1,679,039)    (1,629,443)
  Other, net                                117,348        106,788
   Income (loss) before income taxes     (3,271,322)     1,943,859

Income tax expense                         (708,885)    (2,021,610)

   Net loss                             $(3,980,207)   $   (77,751)

Loss per common share:
 Primary:
   Before extraordinary item            $      (.32)   $      (.01)
   Extraordinary item

    Total                               $      (.32)   $      (.01)

Fully diluted:
   Before extraordinary item            $      (.32)   $      (.01)
   Extraordinary item

    Total                               $      (.32)   $      (.01)

Weighted average number of common
shares outstanding                       12,467,629     12,393,571


            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Six               Six
                                        Months Ended      Months Ended
                                        June 30, 1996     June 30, 1995
                                         (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                              $(3,980,208)         (77,751)
  Adjustments to reconcile
     net loss to net cash
     provided (used) from operating
     activities:
  Depreciation and amortization           1,463,705        1,344,752
  Pension cost in excess of
     funding                                194,768          827,497
  Provision for losses on
     receivables                            249,118          238,366
  Provision for warranty expense                              77,000
  Provision for deferred taxes              615,000        1,901,761
  Provision for losses on
     contracts in progress                                 1,561,918
  (Gain) loss on disposition
     of equipment                            63,343           (5,500)

  Changes in assets and liabilities:
          Accounts receivable             1,845,118       (2,933,215)
          Inventories                    (2,182,939)       1,239,910
          Prepaid expenses and
           other assets                    (491,241)        (472,133)
          Intangible assets                (125,490)         (64,645)
          U.S. Government request for
           equitable adjustment, net      2,448,522       (2,101,729)
          Deposits and other               (496,884)          22,279
          Accounts payable and
            accrued expenses                 48,878        3,298,498
          Accrued warranty expense         (125,159)        (272,400)
          Estimated losses on
            contracts in progress          (103,922)        (882,850)
          Self-insured workers'
            compensation reserve                            (300,830)
          Total adjustments               3,402,817        3,478,679
     Net cash provided (used) by
     operating activities                  (577,391)       3,400,928

Cash flows from investing activities:
     Capital expenditures                  (929,617)      (1,432,144)
     Insurance proceeds receivable                          (242,000)
     Proceeds from sale of equipment        393,395            5,500
     Net cash used in
     investing activities               $  (536,222)     $(1,668,644)

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                            Six              Six
                                        Months Ended     Months Ended
                                          June 30,         June 30,
                                            1996             1995
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $      1,735     $       837

  Borrowings under revolving
     credit facility                       1,500,000      22,100,000

  Repayments under revolving
     credit facility                      (1,500,000)    (20,300,000)

  Principal payments under
     long-term obligations                  (265,297)     (3,329,717)

     Change in cash overdraft                    -0-        (176,120)

     Net cash used in
     financing activities                   (263,562)     (1,705,000)

     Effect of exchange rate changes
     on cash and cash equivalents            (34,754)        (27,284)

Net decrease in cash
  and cash equivalents                    (1,411,929)            -0-

Cash and cash equivalents
  beginning of period                      1,411,929             -0-

Cash and cash equivalents
  end of period                         $        -0-      $      -0-

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $    407,151      $1,497,115
     Income taxes                             50,000         123,950

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $     62,903      $  743,460

  Capitalization of accrued
    interest                            $  2,207,799

            The accompanying notes are an integral part of
               these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 10-K. Certain reclassifications have been made to the 1995 financial statements included herein to conform with the presentation used in 1996.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Cash - Under the Company's cash management system, certain divisions' and subsidiaries' cash accounts reflect credit balances to the extent checks written have not been presented for payment. The Company had a net cumulative credit balance of $1,286,827 at June 30, 1996 which is included in accounts payable. Amounts are classified as Bank Overdrafts only to the extent that funds are actually borrowed from the Company's financial institutions which equates to the Company having insufficient funds.

     Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at the exchange rate for the end of the accounting period. Income and expenses are translated at average rates of exchange. Translation adjustments are accumulated in a separate component of stockholders' equity.

3.   INVENTORIES

     Inventories consist of the following:

                                     June 30,       December 31,
                                      1996             1995
                                   (Unaudited)
      Work in-process              $38,111,008      $31,050,937
      Finished goods                 3,708,547        3,858,325
      Raw materials and supplies     5,943,945        5,019,629
      Total                        $47,763,500      $39,928,891

      Less progress payments       (22,496,688)     (16,901,206)
      Less reserve for estimated
        losses on contracts in
        progress                    (1,398,902)      (1,274,676)
                                   $23,867,910      $21,753,009

4.   NOTES PAYABLE
                                         June 30,   December,31,
                                           1996         1995
     Short-term debt consists of
     the following:

     Term Credit facility             $ 9,207,799
     Senior Subordinated Loan          10,000,000
     Revolving Credit facility          8,000,000

     Note due to individual, bears        447,173   $   447,173
     interest at 10% collateralized
     by a security interest in
     certain equipment


     Other obligations                    553,335       507,982
     collateralized by security
     interests in certain
     equipment
                                      $28,208,307   $   955,155

     Long term debt consists of
     the following:

     Term Credit facility                             7,000,000
     Senior Subordinated Loan                        10,000,000
     Revolving Credit facility                        8,000,000

     Other obligations,                   539,283       787,030
     collateralized by security
     interests in certain
     equipment
                                      $   539,283   $25,787,030

     Total short term and long term   $28,747,590   $26,742,185
     debt

     On April 15, 1996, the Company and its primary lender executed the Eighth Amendment to the Amended and Restated Credit Agreement and the Sixth Amendment to the Amended and Restated Senior Subordinated Loan Agreement (the "Amendments"). The Amendments provided for the maturity dates of the Revolving Credit facility, the Term Credit facility and the Senior Subordinated Loan to be extended until March 31, 1997 and a waiver was given for all of the Company's covenant violations through March 31, 1996. Additionally, the amendments provided that all interest accrued and unpaid as of April 1, 1996, less $100,000 which was paid at the time the Amendments were executed, be capitalized and added to the principal of the Company's Term Credit facility. The amount of deferred interest capitalized in April of 1996 was $2,207,799. Also, the expiration date of the warrant, which was granted to the Company's primary lender in conjunction with the original making of the loans in 1988, was extended from September 9, 1998 to September 9, 2000.

     The Company's cash resources continued to be strained during the second quarter of 1996 primarily from excessive costs on its KC-135 program due to the need to perform structural repairs far in excess of levels anticipated in government solicitation documents at the time the new contract was bid and the lingering effect of the late receipt of government furnished material. Liquidity also was constrained as a result of the delayed redelivery of KC-135 aircraft (see "KC-135 Contract", under Results of Operations, for a detailed discussion) as well as from losses incurred under various commercial aircraft maintenance contracts performed at the Company's Dothan and Copenhagen, Denmark facilities. As a consequence, the Company was unable to meet its interest obligations beginning in June of 1996, for interest accrued in May of 1996. Additionally, the Company was in violation of three financial ratio requirements of its loan agreements with its primary lender as of June 30, 1996. As a result of these delinquencies and violations, the Company may be deemed to be in default of its loan agreements with its primary lender and of those of its other obligations which contain cross-default provisions to the Company's principal loan agreements. While the Company recognizes that its primary lender could attempt to enforce the remedies available to it for an event of default, including its right to foreclose on the Company's assets as a secured creditor, the Company does not believe that any such attempt is likely in the foreseeable future. Moreover, in the unlikely event that such an action is brought against the Company, the Company believes that it may have valid defenses to such claims and would vigorously defend itself.

     In April of 1996, the Company also arranged a standby financing commitment with its principal shareholder which provided for the extension by the principal shareholder of up to $2.0 million in short-term advances upon demonstration of certain need factors by the Company. As of June 30, 1996, no advances had been made under this commitment.

5.   CONTINGENCIES

     The Company has recorded a total long term Request for Equitable Adjustment (REA) receivable of $9.8 million, net of reserves. The reserves are deemed necessary by the Company due to uncertainties inherent in the process of negotiating such adjustments. The Company recorded $4.1 million of the receivable in 1995, $0.8 million in the first quarter of 1996, and $4.9 million in the second quarter of 1996. In May of 1996, the Company submitted two REAs associated with this receivable aggregating $2.8 million for increased costs resulting from the government's failure to supply certain government-furnished materials in a timely manner under both its new (1995) and old (1990) KC-135 contracts. The Company and the U.S. Government are in the process of negotiating these REAs. The Company and the government are also in the process of negotiating the cost impacts of excessive levels of major structural repairs, other late government furnished material (GFM) and all additional directed and constructive changes to the contract that have impacted aircraft redelivered through June 30, 1996, though no formal REA has yet been presented to the government for these impacts. The Company recorded the REA receivable based upon the two filed REAs aggregating $2.8 million and a preliminary rough order of magnitude assessment determined by the Company's independent management consultant. The Company has obtained an opinion from outside legal counsel specializing in government procurement law which documents that the Company is entitled to compensation for the additional costs associated with excess major structural repairs, late receipt of GFM and other directed and constructive changes to the contract.

     The Company firmly believes that the evidence in support of the recorded revenue is objective and verifiable and the costs associated with the recorded revenue are reasonable in view of the work performed and not the result of any deficiencies in the Company's performance. However, should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $9.8 million. The Company cannot reasonably predict when a settlement will be reached with the U.S. Government or the timing of the cash proceeds therefrom.

ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended June 30, 1996
Versus three months ended June 30, 1995

Revenues for the second quarter of 1996 decreased 15%, from $42.2 million in 1995 to $35.8 million in 1996. Government sales decreased 6%, from $24.2 million in 1995 to $22.8 million in 1996. Commercial sales decreased 28%, from $18.0 million in 1995 to $13.0 million in 1996. The Company's mix of business between government and commercial customers shifted to 36% commercial and 64% government in 1996 from 43% commercial and 57% government in 1995.

A decrease in government sales of approximately $6.5 million in the second quarter of 1996 was due primarily to a reduction in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Eight such aircraft were redelivered in 1996 versus twelve aircraft in 1995. Approximately twelve aircraft that were scheduled to redeliver by the end of the second quarter of 1996 were delayed, primarily due to an unprecedented number of major structural problems on the aircraft and the lingering effect of the late receipt of government furnished material (GFM).

Government sales in the second quarter of 1996 reflect $4.9 million of revenue recorded in anticipation of the negotiation and settlement with the U.S. Government of the Company's formal and informal Requests for Equitable Adjustment (REA). Government sales in the second quarter of 1995 reflected $2.1 million of revenue recorded for a REA that was subsequently settled in February, 1996 (see below, under the heading "KC-135 Contract", for a detailed discussion). Additionally, the Company realized increases in sales of $1.8 million under the Company's H-3 helicopter program, which is worked at its Dothan facility, and $0.7 million at the Company's Hayes Targets division.

The Company's commercial sales decreased primarily due to a reduction in the number of B-727 cargo conversion redeliveries (no redeliveries in 1996 versus four redeliveries in 1995), B-737 cargo conversion redeliveries (no redeliveries in 1996 versus one redelivery in 1995) and B-727 Combi conversion redeliveries (no redeliveries in 1996 versus one redelivery in 1995). The Company believes that the decline in cargo conversion sales is a result, at least in part, of a shortage in aircraft available for conversion due to increased passenger traffic volumes. Partially offsetting this decline in sales was an increase in volume of $0.9 million at the Company's Pemco Air Support Services facility (PASS) located in Copenhagen, Denmark.

The ratio of cost of sales ($31.8 million in 1996; $36.3 million in 1995) to net sales ($35.8 million in 1996; $42.2 million in 1995) increased from 86% in the second quarter of 1995 to 89% in 1996. The resultant decrease in gross profit is primarily due to losses incurred under various commercial aircraft maintenance contracts performed at the Company's Dothan facility and a lack of redeliveries under the Company's B-737 cargo conversion program. The Company also incurred further losses at its Pemco World Air Services aircraft facility in Copenhagen, Denmark. However, the Company reduced those losses at the Copenhagen facility by $1.2 million or 65% for the second quarter of 1996 versus 1995, while second quarter revenues remained relatively constant.

Selling, general and administrative expense decreased from $4.7 million in the second quarter of 1995 to $4.5 million in 1996 but increased as a percentage of sales from 11% in 1995 to 12% in 1996.

The Company recorded a $0.3 million recovery of bad debt in the second quarter of 1996, which was partially offset by a $0.2 million increase to bad debt expense. The Company recorded $0.3 million of a potential $0.5 million recovery, based on its customer's plan of reorganization which was filed with the Bankruptcy Court and became effective July of 1996.

Interest expense was $0.8 million in both the second quarter of 1996 and 1995, and the total amount of principal owed by the Company to its primary lender remained constant for the two periods, at approximately $27.0 million. The effective average interest rate in the second quarter of 1996 on the Term Credit facility and the Revolving Credit facility was 10.05% versus 9.33% in the second quarter of 1995.

The Company recorded $0.7 million of state and federal income tax expense in the second quarter of 1996 and reduced its long term deferred tax asset by $0.6 million. The change in the deferred tax asset resulted primarily from an increase in the valuation allowance for certain state net operating loss carryforwards which have been disallowed based on the findings of a state tax audit. The state tax audit involves tax years prior to the Company's acquisition of Hayes International Corporation (now Pemco Aeroplex, Inc.) and thus, while the Company intends to vigorously defend its position with the state, the valuation allowance has been increased due to the uncertainty of a successful resolution. In the second quarter of 1995, the Company recorded $1.9 million of state and federal income tax expense and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards.

KC-135 Contract

In 1996, the Company's KC-135 contract with the U.S. Government accounted for approximately 66% of the Company's sales to the U.S. Government and 41% of the Company's total revenues. The adverse cost effects of an unprecedented number of major structural problems on the KC-135 aircraft, the effect of late receipt of GFM, other directed and constructive changes to the contract and the resulting delay in redelivery of aircraft have continued to have a significantly negative impact on the Company's profitability and cash flow during 1996. The Company has recorded a total long term Request for Equitable Adjustment (REA) receivable of $9.8 million, net of reserves, for the aforementioned adverse cost effects, based upon two filed REAs aggregating $2.8 million and a preliminary rough order of magnitude assessment determined by the Company's independent management consultant. The reserves were deemed necessary by the Company due to uncertainties inherent in the process of negotiating such adjustments. The Company has obtained an opinion from outside legal counsel specializing in government procurement law which documents that the Company is entitled to compensation for each of the aforementioned adverse cost impacts. As a result of a number of factors, including a lack of critical government furnished equipment resulting from the disruption of the Company's production, the government has temporarily reduced the level of KC-135 aircraft input for PDM work.

The Company recorded $4.1 million of the $9.8 million receivable in 1995, $0.8 million in the first quarter of 1996 and $4.9 million in the second quarter of 1996. The revenue recorded is for cost impacts to the Company under both its new (1995) and old (1990) KC-135 contracts. In May of 1996, the Company submitted two REAs associated with this receivable aggregating $2.8 million for increased costs resulting from the government's failure to supply certain government-furnished materials in a timely manner under both KC-135 contracts. The Company and the government are in the process of negotiating these REAs. The Company and the government are also in the process of negotiating the cost impacts of excessive levels of major structural repairs, other late government furnished material (GFM) and all additional directed and constructive changes to the contract that have impacted aircraft redelivered through June 30, 1996, though no formal REA has yet been presented to the government for these impacts. Additionally, the Company and the government are in the process of negotiating the aforementioned cost impacts to the aircraft in work in process at June 30, 1996 and have begun discussions regarding appropriate contract pricing for revised work scope to be performed under the second option year of the seven year contract. The Company is currently working aircraft from the first year and first option year of the contract. The government's decision as to award of the second option year of the contract is expected to be made in September of 1996.

The Company firmly believes that the evidence in support of the $9.8 million recorded receivable is objective and verifiable and the cost associated with the receivable are reasonable in view of the work performed and not the result of any deficiencies in the Company's performance. However, should the Company not ultimately receive an equitable adjustment from the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $9.8 million. The Company cannot reasonably predict when a settlement will be reached with the U.S. Government or the timing of the cash proceeds therefrom.

Six months ended June 30, 1996
Versus six months ended June 30, 1995

Revenues for the first six months of 1996 decreased 25%, from $83.4 million for 1995 to $62.4 million for 1996. Government sales decreased 23%, from $50.4 million in 1995 to $38.6 million in 1996. Commercial sales decreased 28%, from $32.9 million in 1995 to $23.7 million in 1996. The Company's mix of business between government and commercial customers shifted to 38% commercial and 62% government in 1996 from 40% commercial and 60% government in 1995.

A decrease in government sales of approximately $15.2 million in the first six months of 1996 was due to a reduction in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Sixteen such aircraft were redelivered in 1996 versus twenty-six aircraft in 1995. Approximately twelve aircraft that were scheduled to redeliver by the end of the second quarter of 1996 were delayed, primarily due to an unprecedented number of major structural problems on the aircraft and the lingering effect of the late receipt of government furnished material (GFM). Additionally, government sales decreased $2.6 million due to reduced redeliveries under the Company's C-130 contract. The Company redelivered three C-130 PDM aircraft in 1996 versus eight C-130 PDM aircraft and 7 drop-in aircraft in 1995.

Government sales in the first six months of 1996 reflect $5.7 million of revenue recorded in anticipation of the negotiation and settlement with the U.S. Government of the Company's formal and informal Requests for Equitable Adjustment (REA). Government sales in the second quarter of 1995 reflected $2.1 million of revenue recorded for a REA that was subsequently settled in February, 1996 (see above, under the heading "KC-135 Contract", for a detailed discussion). Additionally, the Company realized increases in sales of $1.9 million under the Company's H-3 helicopter program, which is worked at its Dothan facility, and $0.5 million at the Company's Hayes Targets division.

The Company's commercial sales decreased primarily due to a reduction in the number of B-737 cargo conversion redeliveries (no redeliveries in 1996 versus three redeliveries in 1995), B-727 cargo conversion redeliveries (one redelivery in 1996 versus six redeliveries in 1995) and B-727 Combi conversion redeliveries (no redeliveries in 1996 versus one redelivery in 1995). The Company believes that the decline in cargo conversion sales is a result, at least in part, of a shortage in aircraft available for conversion due to increased passenger traffic volumes. Partially offsetting this decline in sales was an increase in volume of approximately $1.6 million at the Company's Pemco World Air Services facility in Copenhagen, Denmark and an increase of $1.0 million at the Company's Pemco Air Support Services facility (PASS) also located in Copenhagen, Denmark.

The ratio of cost of sales ($55.9 million in 1996; $70.4 million in 1995) to net sales ($62.4 million in 1996; $83.4 million in 1995) increased from 84% in 1995 to 90% in 1996. The resultant decrease in gross profit is primarily due to the aforementioned adverse cost impacts on the KC-135 contract (see above, under the heading "KC-135 Contract", for a detailed discussion), losses recorded under various commercial aircraft maintenance contracts performed at the Company's Dothan facility and a lack of redeliveries under the Company's B-737 cargo conversion program. The Company also incurred losses at its Pemco World Air Services aircraft facility in Copenhagen, Denmark. However, the Company reduced those losses at the Copenhagen facility by $1.8 million or 66% for the first six months of 1996 versus 1995, while revenues for the period increased approximately 42%.

Selling, general and administrative expense decreased from $9.0 million in the first six months of 1995 to $7.9 million in 1996 but increased as a percentage of sales from 11% in 1995 to 13% in 1996.

The Company recorded a $0.3 million recovery of bad debt in the first six months of 1996, which was partially offset by a $0.2 million increase to bad debt expense. The Company recorded $0.3 million of a potential $0.5 million recovery, based on its customer's plan of reorganization which was filed with the Bankruptcy Court and became effective July of 1996. The Company recorded bad debt expense of $0.2 million in the first six months of 1995.

Interest expense was $1.7 million in the first six months of 1996 versus $1.6 million in 1995 while the total amount of principal owed by the Company to its primary lender remained relatively constant. The effective average interest rate in the first six months of 1996 on the Term Credit facility and the Revolving Credit facility was 11.00% versus 8.99% in 1995.

The Company recorded $0.7 million of state and federal income tax expense in the first six months of 1996 and reduced its long term deferred tax asset by $0.6 million. The change in the deferred tax asset resulted primarily from an increase in the valuation allowance for certain state net operating loss carryforwards which have been disallowed based on the findings of a state tax audit. The state tax audit involves tax years prior to Company's acquisition of Hayes International Corporation (now Pemco Aeroplex, Inc.) and thus, while the Company intends to vigorously defend its position with the state, the valuation allowance has been increased due to the uncertainty of a successful resolution. In the first six months of 1995, the Company recorded $2.0 million of state and federal income tax expense and reduced its current deferred tax asset by $1.9 million. The change in the deferred tax asset resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

On April 15, 1996, the Company and its primary lender executed the Eighth Amendment to the Amended and Restated Credit Agreement and the Sixth Amendment to the Amended and Restated Senior Subordinated Loan Agreement (the "Amendments"). The Amendments provided for the maturity dates of the Revolving Credit facility, the Term Credit facility and the Senior Subordinated Loan to be extended until March 31, 1997 and a waiver was given for all of the Company's covenant violations through March 31, 1996. Additionally, the amendments provided that all interest accrued and unpaid as of April 1, 1996, less $100,000 which was paid at the time the Amendments were executed, be capitalized and added to the principal of the Company's Term Credit facility. The amount of deferred interest capitalized in April of 1996 was $2,207,799. Also, the expiration date of the warrant, which was granted to the Company's primary lender in conjunction with the original making of the loans in 1988, was extended from September 9, 1998 to September 9, 2000.

The Company's cash resources continued to be strained during the second quarter of 1996 primarily from excessive costs on its KC-135 program due to the need to perform structural repairs far in excess of levels anticipated in government solicitation documents at the time the new contract was bid and the lingering effect of the late receipt of government furnished material. Liquidity also was constrained as a result of the delayed redelivery of KC-135 aircraft (see "KC-135 Contract", under Results of Operations, for a detailed discussion) as well as from losses incurred under various commercial aircraft maintenance contracts performed at the Company's Dothan and Copenhagen, Denmark facilities. As a consequence, the Company was unable to meet its interest obligations beginning in June of 1996, for interest accrued in May of 1996. Additionally, the Company was in violation of three financial ratio requirements of its loan agreements with its primary lender as of June 30, 1996. As a result of these delinquencies and violations, the Company may be deemed to be in default of its loan agreements with its primary lender and of those of its other obligations which contain cross-default provisions to the Company's principal loan agreements. While the Company recognizes that its primary lender could attempt to enforce the remedies available to it for an event of default, including its right to foreclose on the Company's assets as a secured creditor, the Company does not believe that any such attempt is likely in the foreseeable future. Moreover, in the unlikely event that such an action is brought against the Company, the Company believes that it may have valid defenses to such claims and would vigorously defend itself.

In April of 1996, the Company also arranged a standby financing commitment with its principal shareholder which provided for the extension by the principal shareholder of up to $2.0 million in short-term advances upon demonstration of certain need factors by the Company. As of June 30, 1996, no advances had been made under this commitment.

The Company has recorded a total long term Request for Equitable Adjustment (REA) receivable of $9.8 million, net of reserves. The reserves are deemed necessary by the Company due to uncertainties inherent in the negotiation of such equitable adjustments. In May of 1996, the Company submitted two REAs associated with this receivable aggregating $2.8 million for increased costs resulting from the government's failure to supply certain government furnished materials in a timely manner under both its new and old KC-135 contracts. The Company and the government are in the process of negotiating these REAs. The Company and the government are also in the process of negotiating the cost impacts of excessive levels of major structural repairs, other late government furnished material (GFM) and all additional directed and constructive changes to the contract that have impacted aircraft redelivered through June 30, 1996, though no formal REA has yet been presented to the government for these impacts. Additionally, the Company and the government are in the process of negotiating the aforementioned cost impacts to the aircraft in work in process at June 30, 1996 and have begun discussions regarding appropriate contract pricing for the revised work scope to be performed under the second option year of the seven year contract. The Company is currently working aircraft from the first year and first option year of the contract (see "KC-135 Contract", under Results of Operations, for a more detailed discussion). The government's decision as to award of the second option year of the contract is expected to be made in September of 1996.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending June 30, 1996 and 1995.

The Company's pension expense as determined by its actuary for the year 1996 is $1.0 million as compared to $2.3 million in 1995. The Company intends to fund its pension $1.3 million in 1996, which is the same as was funded in 1995. The Company funded $0.3 million by the first quarter of 1996 and 1995 but due to its strained cash resources, was unable to contribute funds in the second quarter of either 1996 or 1995.

The Company increased its valuation allowance associated with certain state net operating loss carryforwards $0.6 million based on the findings of a state tax audit. The state tax audit involves tax years prior to Company's acquisition of Hayes International Corporation (now Pemco Aeroplex, Inc.) and thus, while the Company intends to vigorously defend its position with the state, the valuation allowance has been increased due to the uncertainty of a successful resolution. In the second quarter of 1995, the Company reduced its current deferred tax asset by $1.9 million primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards.

Net inventories increased in the first six months of 1996 primarily due to an increase of $7.1 million of work in process, offset by a $5.6 million increase in progress payment balances. Net work in process increased primarily as a result of the aforementioned delayed redelivery of KC-135 aircraft. Additionally, raw materials increased approximately $0.9 million.

The Company received $8.1 million in the first quarter of 1996 as settlement of its $10.3 million REA for the direct and indirect cost impact of the disruption of scheduled work flow which occurred as a result of the late receipt of government furnished material on its old KC-135 contract. The Company recorded $5.7 million of revenue and a long term unbilled receivable in the first six months of 1996 for additional costs associated with excess major structural repairs, late receipt of GFM, and other directed and constructive changes to its contract (see "KC-135 Contract", under Results of Operations, for a detailed discussion).

The Company's accounts payable and accrued expenses were $25.8 million at June 30, 1996 versus $28.2 million at December 31, 1995. Approximately $2.2 million of this reduction in accounts payable and accrued expenses results from the capitalization of interest accrued and unpaid to the Company's primary lender, as of April 1, 1996. The interest was capitalized and added to the Term Credit facility in accordance with the aforementioned Amendments.

The Company's cash balance at December 31, 1995 of $1.4 million funded $0.6 million used in the Company's operations, $0.5 million for net capital improvements, and $0.3 million for payments on various capital leases in the first six months of 1996. At June 30, 1996, the Company's cash accounts reflected $1.3 million in credit balances. The credit balances, representing the extent that checks written have not been presented for payment, have been reclassed to accounts payable. In the first six months of 1995, the Company used $3.4 million of cash provided from operating activities and $1.8 million from the Revolving Credit facility to fund $1.4 million for capital improvements, a $3.0 million principal payment on its Term Credit facility and $0.3 million for payments on various capital leases.

SUBSEQUENT EVENTS

In the third quarter of 1996, the Company's contract with the United Auto Workers (UAW) at its Pemco Aeroplex, Inc. division in Birmingham, Alabama and its Hayes Targets division in Leeds, Alabama expired and the Company's UAW employees voted to stop work at these facilities on July 22, 1996. The primary disagreement between the Company and its UAW employees centered on consolidation of job categories which the Company deems critical to its ability to increase efficiency and remain competitive. Additionally, the Company's UAW employees are seeking wage and benefit increases, while the Company's position is to maintain wages and benefits at their present levels and to continue cost of living increases. The work stoppage continues to be in effect and negotiations have not resulted in a settlement of the dispute. Production work and shipments at the facilities have continued, though at significantly reduced levels, primarily through the utilization of the Company's non-union, management employees and outside replacement workers. The Company cannot reasonably predict when a resolution to the work stoppage will be reached or the impact of the work stoppage on subsequent quarters.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 1996 and 1995:

                                 1996        1995
          U.S. Government      $87,065    $ 69,484
          Commercial            12,721      38,446
                               $99,786    $107,930

As of June 30, 1996, 87% of the Company's backlog was for the U.S. Government versus 64% for the period ending June 30, 1995. The Company's U.S. Government backlog increased $13.5 million under the Company's KC-135 contract primarily due to delayed redelivery of aircraft resulting from the aforementioned unprecedented number of major structural problems on the aircraft and the lingering effect of late receipt of GFM. The Company's U.S. Government backlog also increased due to additional work scheduled under the Company's Targets, Space Vector and H-3 programs.

The Company's commercial backlog at June 30, 1996 changed from prior year primarily due to a reduction of $21.1 million under the Company's B-737 cargo conversion program and $9.1 million under the Company's B-727 cargo conversion program. Partially offsetting these reductions was a $5.0 million increase in backlog for aircraft maintenance work under contracts with various customers. Approximately $18.2 million of the $21.1 million reduction under the Company's B-737 cargo conversion program resulted from the elimination of assumed option ships under contracts that have expired. The Company believes at least some of these ships eventually will be converted under new or renegotiated contracts.

Additionally, the Company has approximately $203 million of firm but unfunded backlog associated with the five follow-on years of its KC-135 contract, which is not included in the figures cited above.

CONTINGENCIES

As previously discussed, a denial of the Company's requests for equitable adjustments from the U.S. Government for the cost impact of excess major structural repairs, late receipt of GFM, and other directed and constructive changes to its KC-135 PDM contract, which event the Company deems unlikely, would cause a pre-tax reduction of revenue of $9.8 million.

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

FORWARD LOOKING STATEMENTS

Statements herein concerning anticipated results of operations and the Company's intent to take certain actions in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards and actions with respect to utilization and renewal of their contracts and the results of financing efforts.




                     PRECISION STANDARD,INC.

                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          The Company was unable to meet its interest obligations beginning in June of 1996, for interst accrued in May of 1996 and for the months thereafter. Additionally, the Company was in violation of three financial ratio requirements of its loan agreements with its primary lender as of June 30, 1996. As a result of these delinquencies and violations, the Company may be deemed to be in default of its loan agreements with its primary lender and of those of its other obligations which contain cross-default provisions to the Company's principal loan agreements. While the Company recognizes that its primary lender could attempt to enforce the remedies available to it for an event of default, including its right to foreclose on the Company's assets as a secured creditor, the Company does not believe that any such attempt is likely in the foreseeable future. Moreover, in the unlikely event that such an action is brought against the Company, the Company believes that it may have valid defenses to such claims and would vigorously defend itself.

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of shareholders was held on May 29, 1996. At the meeting, Matthew L. Gold, Donald C. Hannah, Admiral George E.R. Kinnear II, Walter M. Moede, General Thomas C. Richards and J. Ben Shapiro, Jr. were elected as directors. Also ratified at the meeting was the selection of Coopers & Lybrand as the independent public accountants for the Company for the calendar year ending December 31, 1996. In addition, the shareholders approved the amendments to the Company's Amended and Restated Nonqualified Stock Option Plan to (i) add a provision for stock appreciation rights to be granted in tandem with nonqualified stock options, (ii) add a provision for stock grants, and (iii) increase the number of shares reserved under the Nonqualified Plan from 1,000,000 to 1,500,000, and approved the amendment to the Company's Amended and Restated Incentive Stock Option and Appreciation Rights Plan to increase the number of shares reserved under the Incentive Plan from 1,000,000 to 1,500,000 shares.

          The number of votes cast for or withheld for each director nominee was as follows:

               Nominee                     For        Withheld
          Matthew L. Gold               11,589,843     277,517
          Donald C. Hannah              11,723,343     144,017
          Adm. George E.R. Kinnear II   11,723,843     143,517
          Walter M. Moede               11,586,643     280,717
          Gen. Thomas C. Richards       11,723,843     143,517
          J. Ben Shapiro, Jr.           11,723,843     143,517

          The number of votes cast for, against and abstentions for ratification of the selection of Coopers & Lybrand as the Company's independent auditors for the calendar year ending December 31, 1996 was as follows:

                  For             Against        Abstain

              11,838,005          21,529          7,826


          The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendments to the Nonqualified Plan was as follows:
                                                       Broker
             For        Against         Abstain       Nonvotes

          9,369,956     629,768         52,550        1,815,086

          The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendment to the Incentive Plan was as follows:
                                                       Broker
             For        Against         Abstain       Nonvotes

          9,364,076     634,868         53,330        1,815,086

          Because the election of directors and ratification of auditors were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers at their discretion. The proposals to amend the Nonqualified Plan and the Incentive Plan were considered nonroutine, and therefore, the brokers did not have the discretion to vote on those proposals.


Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          None




                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRECISION STANDARD, INC.



Date:       8/29/96                By:  /s/ Matthew L. Gold
                                         Matthew L. Gold
                                         Chairman, President and
                                         Chief Executive Officer




Date:       8/29/96                By:  /s/ Walter M. Moede
                                         Walter M. Moede
                                         Executive Vice President
                                         & Chief Financial Officer