Form 10-Q
period 1996-09-30
PRECISION STANDARD INC
filed 1996-11-18
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 1996

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,472,580 shares
Common Shares                   Outstanding at September 30, 1996







PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                        September 30,    December 31,
                                            1996            1995
                                        (Unaudited)
Current assets:
  Cash and cash equivalents            $   726,416       $ 1,411,929
  Accounts receivable, net               8,197,151        14,312,946
  U.S. Government request for
   equitable adjustment, net            24,551,632         8,144,522
  Inventories                           17,818,595        21,753,009
  Prepaid expenses and other             1,043,920           981,197
  Deferred taxes                         4,890,862         5,038,205

        Total current assets            57,228,576        51,641,808

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,668,161        10,322,638
  Machinery and equipment               18,174,195        17,933,717


Less accumulated depreciation          (15,211,750)      (13,298,748)

        Net property and equipment      13,630,606        14,957,607

Other assets:
  Intangible assets, net of
     accumulated amortization            4,319,649         4,334,662
  Related party receivable                 269,824           269,824
  Deposits and other                     1,347,680           841,498
  U.S. Government request for
    equitable adjustment, net                  -0-         4,100,000
  Deferred taxes                         2,891,014         4,825,129
                                         8,828,167        14,371,113

        Total assets                   $79,687,349       $80,970,528

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,    December 31,
                                            1996            1995
                                        (Unaudited)
Current liabilities:
  Current maturities of long-term
   debt (see Note 4)                    $21,445,205      $   955,155
  Accounts payable and accrued
   expenses                              24,652,527       28,181,810
  Accrued warranty expenses               1,015,822        1,178,636
  Estimated losses on contracts
   in progress                              100,000          203,922

          Total current liabilities      47,213,554       30,519,523

Long-term debt, net of current
  maturities (see Note 4)                 7,220,279       25,787,030
Long-term portion of self-insured
  workers' compensation reserve           3,717,703        3,717,703
Unfunded accumulated benefit
  obligation                              7,072,103        7,072,103
          Total liabilities              65,223,639       67,096,359

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,472,580 and 12,455,955 issued
  and outstanding at September 30,
  1996 and December 31, 1995,
  respectively.                               1,282            1,280

  Additional paid-in capital              4,599,303        4,584,394
  Deferred compensation on
   restricted shares                        (21,875)         (87,500)
  Retained earnings                      16,310,795       16,246,824
  Translation adjustments                   142,833          146,202
  Minimum pension liability adjustment   (6,568,628)      (7,017,031)
  Total stockholder's equity             14,463,710       13,874,169

        Total liabilities and stock-
           holders' equity              $79,687,349      $80,970,528

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                           Three           Three
                                        Months Ended    Months Ended
                                        September 30,   September 30,
                                            1996            1995
                                        (Unaudited)     (Unaudited)
Net sales                               $38,088,420     $ 29,070,599
Cost of sales                           (28,816,362)     (25,656,315)
     Gross profit                         9,272,058        3,414,284

Selling, general and
  administrative expenses                (5,363,663)      (4,045,013)
Bad debts recovery (expense)               (184,393)          51,256
Research and development expense            (70,043)        (108,387)
     Income (loss) from operations        3,653,959         (687,860)

Other income (expense):
  Interest expense                         (868,861)        (826,228)
  Other, net                              2,850,240           96,366
     Income (loss) before income taxes    5,635,338       (1,417,722)

Income tax expense                       (1,591,160)         (19,075)

     Net income (loss)                  $ 4,044,178      $(1,436,797)


Income (loss) per common share
(see Note 3):
 Primary:
  Before extraordinary item             $       .26     $      (.12)
  Extraordinary item

    Total                               $       .26     $      (.12)

Fully diluted:
  Before extraordinary item             $       .26     $      (.12)
  Extraordinary item

    Total                               $       .26     $      (.12)

Weighted average number of common
shares outstanding                       15,759,114      12,451,577

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                            Nine          Nine
                                        Months Ended   Months Ended
                                        September 30,  September 30,
                                            1996           1995
                                        (Unaudited)    (Unaudited)
Net sales                               $100,444,533   $112,422,007
Cost of sales                            (84,763,335)   (96,012,378)
   Gross profit                           15,681,198     16,409,629

Selling, general and
  administrative expenses                (13,308,340)   (12,762,910)
Bad debts expense                           (130,008)      (187,110)
Research and development expense            (298,522)      (443,735)
   Income from operations                  1,944,328      3,015,874

Other income (expense):
  Interest expense                        (2,547,900)    (2,455,671)
  Other, net                               2,967,588        (34,066)
   Income before income taxes              2,364,016        526,137

Income tax expense                        (2,300,045)    (2,040,685)

   Net income (loss)                    $     63,971   $ (1,514,548)

Income (loss) per common share
(see Note 3):
 Primary:
   Before extraordinary item            $       .004   $       (.12)
   Extraordinary item

    Total                               $       .004   $       (.12)

Fully diluted:
   Before extraordinary item            $       .004   $       (.12)
   Extraordinary item

    Total                               $       .004   $       (.12)

Weighted average number of common
shares outstanding                        15,949,524     12,412,906

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Nine              Nine
                                        Months Ended      Months Ended
                                        September 30,     September 30,
                                            1996             1995
                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                     $     63,971      $(1,514,548)
  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization            2,218,042        2,089,837
  Pension cost in excess of
     funding                                 448,403        1,396,743
  Provision for losses on
     receivables                             295,070          187,109
  Provision for warranty expense                 -0-          131,000
  Provision for deferred taxes             2,081,458        1,901,761
  Provision for losses on
     contracts in progress                       -0-        1,567,536
  Loss on disposition
     of equipment                             73,321            2,651

  Changes in assets and liabilities:
          Accounts receivable              5,760,153          819,585
          Inventories                      3,870,290        1,912,713
          Prepaid expenses and
           other assets                      (80,361)        (404,529)
          Intangible assets                 (125,490)         (64,645)
          U.S. Government request for
           equitable adjustment, net     (12,307,110)      (5,498,506)
          Deposits and other                (500,915)         136,971
          Accounts payable and
            accrued expenses              (1,113,998)       5,162,238
          Accrued warranty expense          (162,813)        (402,195)
          Estimated losses on
            contracts in progress           (103,922)      (1,906,894)
          Self-insured workers'
            compensation reserve                 -0-         (165,348)
          Total adjustments                  352,128        6,866,027
     Net cash provided by
     operating activities                    416,099        5,351,479

Cash flows from investing activities:
     Capital expenditures                 (1,066,344)      (1,902,549)
     Insurance proceeds receivable                           (352,928)
     Proceeds from sale of equipment         394,733              550
     Net cash used in
     investing activities               $   (671,611)    $ (2,254,927)

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                           Nine             Nine
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                            1996             1995
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $     2,579      $      1,285

  Borrowings under revolving
     credit facility                      1,500,000        25,400,000

  Repayments under revolving
     credit facility                     (1,500,000)      (24,100,000)

  Principal payments under
     long-term obligations                 (393,753)       (4,476,832)

     Net cash used in
     financing activities                  (391,174)      (3,175,547)

     Effect of exchange rate changes
     on cash and cash equivalents           (38,827)          78,995

Net decrease in cash
  and cash equivalents                     (685,513)              -0-

Cash and cash equivalents
  beginning of period                     1,411,929               -0-

Cash and cash equivalents
  end of period                         $   726,416       $       -0-

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $   407,151       $ 1,834,233
     Income taxes                            99,720           144,855
Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $   109,253       $   743,460

  Capitalization of accrued
    interest                            $ 2,207,799       $       -0-

            The accompanying notes are an integral part of
               these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 10-K. Certain reclassifications have been made to the 1995 financial statements included herein to conform with the presentation used in 1996.

2.   INVENTORIES

     Inventories consist of the following:

                                   September 30,    December 31,
                                      1996             1995
                                   (Unaudited)
      Work in-process              $35,311,105      $31,050,937
      Finished goods                 3,597,399        3,858,325
      Raw materials and supplies     5,914,362        5,019,629
      Total                        $44,822,866      $39,928,891

      Less progress payments
        and customer deposits      (26,997,642)     (16,901,206)
      Less allowance for estimated
        losses on contracts in
        progress                        (6,629)      (1,274,676)
                                   $17,818,595      $21,753,009

3.   EARNINGS PER COMMON SHARE

     The computation of income per common share in 1996 is based on the weighted average number of outstanding common shares assuming the exercise of stock options and stock warrants.
     The stock warrants were granted to the Company's primary lender in connection with the Senior Subordinated Loan and allow for the purchase of 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The computation of loss per common share in 1995 is based on the weighted average number of outstanding common shares. The inclusion of stock options and stock warrants would be antidilutive.
                               -8-
4.   NOTES PAYABLE

                                      September 30, December,31,
                                          1996         1995
     Short-term debt consists of
     the following:

     Term Credit facility             $ 9,207,799
     Senior Subordinated Loan           3,250,000
     Revolving Credit facility          8,000,000

     Note due to individual, bears        447,173   $   447,173
     interest at 10% collateralized
     by a security interest in
     certain equipment

     Other obligations                    540,233       507,982
     collateralized by security
     interests in certain
     equipment
                                      $21,445,205   $   955,155

     Long term debt consists of
     the following:

     Term Credit facility                             7,000,000
     Senior Subordinated Loan           6,750,000    10,000,000
     Revolving Credit facility                        8,000,000

     Other obligations,                   470,279       787,030
     collateralized by security
     interests in certain
     equipment
                                      $ 7,220,279   $25,787,030

     Total short term and long term   $28,665,484   $26,742,185
     debt

     In October of 1996, the Company reached an agreement with the U.S. Government with respect to all outstanding Requests for Equitable Adjustment on both its 1990 and 1995 KC-135 contracts. The Company and the Government negotiated to resolve all disputes associated with the Government's untimely provision of government furnished material (GFM), the incidence of major structural repair work greatly in excess of that contemplated at the time of contract formation, post contract increases in inspection requirements, consequent delay and disruption costs and other associated costs. The Company believes that the factors cited above caused the Company to incur at least $34.8 million in additional costs up to the date of the settlement with the Government. Pursuant to the terms of the settlement agreement, the Company received $25.0 million in cash from the U.S. Government in October of 1996. (See also Part I, Item 2 "Management's Discussion and Analysis - KC-135 Contract").

     Also in October of 1996, the Company and its primary lender negotiated the terms and conditions of amendments to the credit and warrant agreements. These amendments, which are anticipated to be formalized in November of 1996, include a payment of principal of $15.0 million from the proceeds of the settlement with the Government, with $2.8 million to be applied to the Senior Subordinated loan, $4.2 million to the Term Credit facility and $8.0 million to fully repay the Revolving Credit facility. The agreement also provides for the forgiveness of approximately $1.3 million of accrued but unpaid interest for the period of May through September of 1996. Interest payment terms and rates subsequent to September of 1996 will remain substantially unchanged. Repayment of the remaining $5.0 million Term Credit facility will be made via three quarterly payments of $1.7 million, to be paid on January 31, April 30 and July 31, 1997. The repayment of the remaining $7.2 million Senior Subordinated loan will be paid in sixteen quarterly payments of $450,000, beginning on September 30, 1997. The agreement provided for no prepayment penalty for either the Term Credit facility or Senior Subordinated Credit facility. The agreement also provides that all existing breaches of loan covenants are waived or amended.

     The amendments to the warrant agreement require mandatory redemption of the primary lender's common stock purchase warrant in eight equal quarterly installments beginning on December 31, 1996. The redemption is payable in cash or common stock, which will be freely tradable by the primary lender with no restriction. The choice as to the form of redemption payment is at the Company's sole discretion. The redemption price of one-half of the warrant (2,107,877 shares) is based on the average trading price during the fifteen days before and the fifteen days after the public release by the Company of its financial results for the third quarter of 1996. The redemption price of the remaining half of the warrant (2,107,876 shares) will be established at each quarterly redemption date in a corresponding manner.

     The Company remitted $15.0 million to its primary lender in October of 1996 in accordance with the provisions of the agreement. The Company expects to recognize an extraordinary gain of $1.3 million in the fourth quarter of 1996 because of the aforementioned forgiveness of unpaid interest. (See also, Part I, Item 2 "Management's Discussion and Analysis - Liquidity and Capital Resources" and Part II, Item 3 "Defaults Upon Senior Securities.")


ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

KC-135 Contract

For nine months through September of 1996, the Company's KC-135 contract with the U.S. Government accounted for approximately 46% of the Company's total revenues and approximately 69% of the Company's sales to the U.S. Government. In October of 1996, the Company reached an agreement with the U.S. Government with respect to all outstanding Requests for Equitable Adjustment (REA) on both its 1990 and 1995 KC-135 contracts. The Company and the Government negotiated to resolve all disputes associated with the Government's untimely provision of government furnished material (GFM), the incidence of major structural repair work greatly in excess of that contemplated at the time of contract formation, post contract increases in inspection requirements, consequent delay and disruption costs and other associated costs. The Company believes that the factors cited above caused the Company to incur at least $34.8 million in additional costs up to the date of the settlement with the Government. Pursuant to the terms of the settlement agreement, the Company received $25.0 million in cash from the U.S. Government in October of 1996, $24.6 million of which has been recorded as a current receivable at September 30, 1996. The agreement attributed $12.5 million of the settlement to the 1990 contract and $12.5 million to aircraft expected to be redelivered to the Government through September 30, 1996 under the 1995 contract. In anticipation of a settlement with the Government, the Company previously had $4.1 million of this settlement as revenue in 1995, $0.8 million as revenue in the first quarter of 1996 and $4.9 million as revenue in the second quarter of 1996. The Company has recorded $14.8 million of the balance of the settlement as revenue and other income in the third quarter of 1996, with the remaining $0.4 million to be recorded in the fourth quarter of 1996, as it relates to aircraft redelivered after September 1996. The Company classified $3.3 million of the $14.8 million settlement recorded in the third quarter as other income, designating $1.8 million as reimbursement for withholding tax penalties and $1.5 million for interest costs, both of which were incurred by the Company due to the cash constraints caused by the excessive cost impacts cited in the Company's REAs. The remaining $11.5 million of the $14.8 million was recorded as revenue in the third quarter of 1996.

The Company also reached an agreement with the U.S. Government for additional pricing in respect of aircraft in work at September 30, 1996, to compensate the Company for the cost impact of the directed and constructive changes to the contract cited above, and the Government also exercised its option for Programmed Depot Maintenance (PDM) of the KC-135 aircraft for the 1997 fiscal year, beginning on October 1, 1996. The Company's contract for this option year was amended to include additional pricing for the aforementioned directed and constructive changes to the contract and incorporated a fixed-price incentive firm target type provision to the contract, which contains limited cost/benefit sharing provisions. The U.S. Government delivered forty-five aircraft to the Company under the first year of the contract and thirty-four aircraft under the first option year of the contract. To date, the Government has scheduled twenty aircraft to be delivered for PDM work under the second option year of the contract, which began on October 1, 1996.

Three months ended September 30, 1996
Versus three months ended September 30, 1995

Revenues for the third quarter of 1996 increased 31%, or $9.0 million, from $29.1 million in 1995 to $38.1 million in 1996. The Company's sales to the U.S. Government increased 86%, from $15.5 million in the third quarter of 1995 to $28.9 million in 1996, primarily due to $11.5 million of revenue recognized for the aforementioned settlement of the Company's REAs (see "KC-135 Contract" above) compared with $3.1 million of REA revenue recorded in the third quarter of 1995 in conjunction with the REA that was settled with the Government in February of 1996. KC-135 contract revenues also increased $3.7 million due to an increase in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries in the quarter. Seven aircraft were redelivered in the third quarter of 1996 versus three redeliveries in 1995.

The Company also recorded a $0.8 million increase in Government sales at its Targets division and a $1.0 million increase at its Space Vector Division. Partially offsetting these increases to revenues was a $1.0 million reduction of sales under the Company's C-130 PDM contract. The Company redelivered two PDM C-130 aircraft and two Drop-In aircraft in the third quarter of 1996 versus three PDM aircraft and ten Drop-In aircraft in 1995.

Lower aircraft conversion revenue, resulting at least in part from a shortage of aircraft available due to high passenger traffic volumes, caused commercial sales to decline 32%, from $13.5 million in 1995 to $9.2 million in 1996 (no conversion redeliveries in the third quarter of 1996 versus six redeliveries in 1995). Partially offsetting this decline in sales was an increase in the volume of maintenance and modification services, other than cargo conversion aircraft, performed at the Dothan, Alabama facility.

As a result, the Company's mix of business between government and commercial customers shifted to 76% government and 24% commercial in the third quarter of 1996, from 53% government and 47% commercial in 1995.

The ratio of cost of sales ($28.8 million in 1996; $25.7 million in 1995) to net sales ($38.1 million in 1996; $29.1 million in 1995) decreased from 88% in the third quarter of 1995 to 76% in 1996.
The resultant increase in gross profit was primarily due to $11.5 million of revenue recognized in the third quarter of 1996 in conjunction with the Company's settlement with the Government (see "KC-135 Contract", above). Partially offsetting this increase to gross profits were increased costs on military aircraft redelivered in the third quarter of 1996 as compared to 1995 and reduced volumes under the Company's B-727 cargo conversion product line. The costs associated with military redeliveries in the third quarter of 1996 increased in part due to disruption caused by the work stoppage of the Company's United Auto Worker (UAW) employees. (All of the Company's approximately 900 UAW employees stopped work on July 22, 1996 and remained on strike during the balance of the third quarter--see "Contingencies" below.)

Selling, general and administrative expenses increased from $4.0 million in the third quarter of 1995 to $5.4 million in 1996 but remained a constant 14% of sales for both periods.

Interest expense was $0.9 million in the third quarter of 1996 versus $0.8 million in the third quarter of 1995. In the second quarter of 1996, $2.2 million of deferred interest was capitalized, increasing total consolidated indebtedness from $26.4 million at September 30, 1995 to $28.7 million at September 30, 1996. The effective average interest rate in the third quarter of 1996 on the Term Credit facility and the Revolving Credit facility was 10.14%, versus 9.09% in the third quarter of 1995. (See, also, Footnote 4 for a discussion of the agreement reached with the Company's primary lender.)

The Company recorded a net of $2.9 million of other income in the third quarter of 1996. Approximately $3.3 million of the Company's settlement with the U.S. Government was classified as other income; $1.8 million as reimbursement for withholding tax penalties and $1.5 million for excessive interest costs, both of which were incurred by the Company due to the cash constraints caused by the cost impacts cited in the Company's REAs (see "KC-135 Contract", above). The Company also recorded approximately $0.2 million of payroll tax penalties in the third quarter.

The Company recorded $1.6 million of state and federal income tax expense in the third quarter of 1996 and reduced its deferred tax assets by $1.5 million. The change in deferred tax assets resulted primarily from the utilization of federal net operating loss carryforwards and the liquidation of inventory which had been reserved.

Nine months ended September 30, 1996
Versus nine months ended September 30, 1995

Revenues for the first nine months of 1996 decreased 11%, from $112.4 million in 1995 to $100.4 million in 1996. Government sales increased 2%, from $66.0 million in 1995 to $67.5 million in 1996. Commercial sales decreased 29%, from $46.4 million in 1995 to $32.9 million in 1996. The Company's mix of business between government and commercial customers shifted to 67% government and 33% commercial in 1996 from 59% government and 41% commercial in 1995.

The Company's sales to the U.S. Government increased in the first nine months of 1996 primarily due to $17.2 million of revenue recognized for the settlement of the Company's REAs on both its 1990 and 1995 KC-135 contracts (see "KC-135 Contract", above). In the first nine months of 1995, the Company recognized $5.2 million of REA revenue recorded in conjunction with the REA that was settled with the Government in February of 1996. Largely offsetting this increase in revenues was an $11.8 million reduction in KC-135 contract revenues, resulting from a decrease in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Twenty-three aircraft were redelivered in the first nine months of 1996 versus twenty-nine redeliveries in 1995. The reduced number of aircraft redeliveries in 1996 was caused by disruption to the Company's operations for the factors cited in the Company's REAs, which delayed redelivery of aircraft, as well as by a reduction in the number of aircraft input to the Company for PDM work. The Government delivered forty-five aircraft to the Company under the first year of the contract, which began October 1, 1994 versus thirty-four aircraft under the first option year of the contract, which began October 1, 1995.

The Company also realized increases in sales of $2.0 million under the Company's H-3 helicopter program, which is worked at its Dothan facility, $1.3 million at the Company's Targets division and $1.0 million at the Company's Space Vector division. The Company only redelivered five C-130 PDM aircraft and two drop-in aircraft in 1996 versus eleven PDM aircraft and seventeen drop-in aircraft in 1995, which adversely impacted year-over-year Government sales by $3.6 million.

Although commercial aircraft maintenance sales increases of $1.6 million and $1.0 million were recorded by the Company's operations in Dothan, Alabama and Copenhagen, Denmark, overall commercial sales declined due to a reduction in aircraft conversions (one B-727 redelivery in 1996 versus twelve redeliveries in 1995), no B-737 redeliveries in 1996 versus three redeliveries in 1995 and no B-727 Combi conversion redeliveries in 1996 versus one redelivery in 1995). The Company believes that the decline in cargo conversion sales is a result, at least in part, of a shortage in aircraft available for conversion due to increased passenger traffic volumes. Commercial sales increases of $0.9 million were recorded by the Company's Pemco Air Support Services facility
(PASS) in Copenhagen, Denmark and $0.8 million by the Company's Pemco Nacelle facility in Clearwater, Florida.

The ratio of cost of sales ($84.8 million in 1996; $96.0 million in 1995) to net sales ($100.4 million in 1996; $112.4 million in 1995) decreased from 85% in 1995 to 84% in 1996. The primary favorable impact to gross profit in 1996 was $17.2 million of REA revenue recognized in conjunction with the Company's settlement with the Government in October of 1996 (see "KC-135 Contract, above), as compared with $5.2 million of REA revenue recognized in 1995, related to the REA that was settled with the Government in February of 1996. Partially offsetting this increase to gross profit were increased costs on KC-135 aircraft redelivered in 1996 as compared to those redelivered in 1995. The cost of 1996 KC-135 redeliveries increased primarily due to the escalation and accumulation of the cost factors cited in the Company's REA and partially due to disruption caused by the work stoppage of the Company's United Auto Worker (UAW) employees. (All of the Company's approximately 900 UAW employees stopped work on July 22, 1996 and remained on strike during the balance of the third quarter--see "Contingencies", below.)

While the Company's previously recorded losses on its KC-135 PDM program were substantially mitigated by the settlement of its REAs, gross profit was also negatively impacted in the first nine months of 1996 as compared to 1995 due to increased losses on its C-130 program, the lack of redeliveries under the Company's B-737 and B-727 cargo conversion programs, and actual and anticipated losses required to be recorded under various commercial aircraft maintenance contracts performed at the Company's Dothan facility. Conversely, the Company reduced the losses at its Copenhagen aircraft facility by $1.8 million or 50% for the first nine months of 1996 versus 1995, while revenues for the period increased 16%. The Company also improved the profit margin and increased the volume of sales for its Targets product line in 1996.

Selling, general and administrative expenses increased from $12.8 million in the first nine months of 1995 to $13.3 million in 1996 and increased as a percentage of sales from 11% in 1995 to 13% in 1996.

Interest expense was $2.5 million in both the first nine months of 1996 and 1995. Average consolidated indebtedness for the two periods remained relatively constant while the effective average interest rate in 1996 on the Term credit facility and the Revolving Credit facility was 10.70%, versus 9.02% in 1995.

The Company recorded a net of $3.0 million of other income in the first nine months of 1996. Approximately $3.3 million of the Company's settlement with the U.S. Government was classified as other income; $1.8 million as reimbursement for withholding tax penalties and $1.5 million for excessive interest costs, both of which were incurred by the Company due to the cash constraints caused by the cost impacts cited in the Company's REAs (see "KC-135 Contract", above). The Company had recorded approximately $0.4 million of the reimbursed payroll tax penalties in 1996.

The Company recorded $2.3 million of state and federal income tax expense in the first nine months of 1996 versus $2.0 million in 1995 and reduced its deferred tax assets by $2.1 million and $1.9 million in each respective year. The change in deferred tax assets in 1996 resulted primarily from the utilization of federal net operating loss carryforwards and the liquidation of inventory which had been reserved. The Company also increased its valuation allowance in 1996 for certain state net operating loss carryforwards which have been disallowed based on the findings of an Alabama state tax audit. The state tax audit involves tax years prior to the Company's acquisition of Hayes International Corporation (now Pemco Aeroplex, Inc.) and thus, while the Company intends to vigorously defend its position with the State, the valuation allowance has been increased due to the uncertainty of a successful resolution. The change in deferred tax assets in 1995 resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

In October of 1996, the Company reached an agreement with the U.S. Government with respect to all outstanding Requests for Equitable Adjustment on both its 1990 and 1995 KC-135 contracts. The Company and the Government negotiated to resolve all disputes associated with the Government's untimely provision of government furnished material (GFM), the incidence of major structural repair work greatly in excess of that contemplated at the time of contract formation, post contract increases in inspection requirements, consequent delay and disruption costs and other associated costs. The Company believes that the factors cited above caused the Company to incur at least $34.8 million in additional costs up to the date of the settlement with the Government. Pursuant to the terms of the settlement agreement, the Company received $25.0 million in cash from the U.S. Government in October of 1996. (See also Part I, Item 2 "Management's Discussion and Analysis - KC-135 Contract").

Also in October of 1996, the Company and its primary lender negotiated the terms and conditions of amendments to the credit and warrant agreements. These amendments, which are anticipated to be formalized in November of 1996, include a payment of principal of $15.0 million from the proceeds of the settlement with the Government, with $2.8 million to be applied to the Senior Subordinated loan, $4.2 million to the Term Credit facility and $8.0 million to fully repay the Revolving Credit facility. The agreement also provides for the forgiveness of approximately $1.3 million of accrued but unpaid interest for the period of May through September of 1996. Interest payment terms and rates subsequent to September of 1996 will remain substantially unchanged. Repayment of the remaining $5.0 million Term Credit facility will be made via three quarterly payments of $1.7 million, to be paid on January 31, April 30 and July 31, 1997. The repayment of the remaining $7.2 million Senior Subordinated loan will be paid in sixteen quarterly payments of $450,000, beginning on September 30, 1997. The agreement provided for no prepayment penalty for either the Term Credit facility or Senior Subordinated Credit facility. The agreement also provides that all existing breaches of loan covenants are waived or amended.

The amendments to the warrant agreement require mandatory redemption of the primary lender's common stock purchase warrant in eight equal quarterly installments beginning on December 31, 1996. The redemption is payable in cash or common stock, which will be freely tradable by the primary lender with no restriction. The choice as to the form of redemption payment is at the Company's sole discretion. The redemption price of one-half of the warrant (2,107,877 shares) is based on the average trading price during the fifteen days before and the fifteen days after the public release by the Company of its financial results for the third quarter of 1996. The redemption price of the remaining half of the warrant (2,107,876 shares) will be established at each quarterly redemption date in a corresponding manner.

The Company remitted $15.0 million to its primary lender in October of 1996 in accordance with the provisions of the agreement. The
Company expects to recognize an extraordinary gain of $1.3 million in the fourth quarter of 1996 because of the aforementioned forgiveness of unpaid interest. (See also, Part I, Item 1
"Footnote 4" and Part II, Item 3 "Defaults Upon Senior
Securities.")

However, until funds were received under the aforementioned settlement with the Government, the Company's cash resources continued to be strained primarily from excessive costs on its KC-135 program, the delayed redelivery of KC-135 aircraft and losses incurred under various commercial aircraft maintenance contracts performed at the Company's Dothan and Copenhagen, Denmark facilities. As a consequence, the Company was unable to meet its interest obligations for interest accrued in May through September of 1996. Additionally, the Company was in violation of the financial ratio requirements of its loan agreements with its primary lender beginning in June of 1996. As noted above, the agreement with the Company's primary lender has forgiven the accrued, but unpaid, interest and waived or amended all breaches of its loan covenants.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending September 30, 1996 and 1995.

The Company's pension expense as determined by its actuary for the year 1996 is $1.0 million as compared to $2.3 million in 1995. The Company intends to fund its pension $1.3 million in 1996, which is the same as was funded in 1995. The Company funded $0.3 million in the first quarter of 1996 and 1995 but due to its strained cash resources, was unable to contribute funds in the second and third quarters of either 1996 or 1995. The Company contributed $0.6 million to its pension in October of 1996.

The Company reduced its deferred tax assets by $2.1 million in 1996 and $1.9 million in 1995. The change in deferred tax assets in 1996 resulted primarily from the utilization of federal net operating loss carryforwards and the liquidation of inventory which had been reserved. The Company also increased it's valuation allowance in 1996 for certain state net operating loss carryforwards which have been disallowed based on the findings of an Alabama state tax audit. The state tax audit involves tax years prior to the Company's acquisition of Hayes International Corporation (now Pemco Aeroplex, Inc.) and thus, while the Company intends to vigorously defend its position with the state, the valuation allowance has been increased due to the uncertainty of a successful resolution. The change in deferred tax assets in 1995 resulted primarily from a reduction of percentage of completion-based profits on work in process and the usage of net operating loss carryforwards.

The Company's accounts receivable decreased in the first nine months of 1996 approximately $5.8 million, primarily due to fewer redeliveries under the Company's KC-135 program in September of 1996 as compared to December of 1995, and the timing of such redeliveries.

Net inventories decreased in the first nine months of 1996 primarily due to an increase of $10.1 million in progress payment balances, offset by an increase of $4.2 million of work in process, an increase of $0.9 million of raw materials and a decrease of $1.3 million of estimated losses on contracts in progress. The increase to work in process as well as $3.7 million of the increase in progress payment balances is attributed to the Company's Dothan facility. The remaining increase of approximately $6.4 million in progress payment balances is related to the Company's KC-135 program.

The Company increased its Request for Equitable Adjustment (REA) receivable $20.4 million in the first nine months of 1996 related to the $25.0 million settlement which was received from the Government in October of 1996 (see "KC-135 Contract", under Results of Operations, above). The Company had recorded $4.1 million of the settlement in 1995 and will record $0.4 million in the fourth quarter of 1996. Additionally, the Company received $8.1 million in the first quarter of 1996 for the settlement of its $10.3 million REA, which was fully accrued at December 31, 1995.

The Company's accounts payable and accrued expenses were $24.7 million at September 30, 1996 versus $28.2 million at December 31, 1995. Approximately $2.2 million of this reduction results from the capitalization of interest accrued and unpaid to the Company's primary lender, as of April 1, 1996. The interest was capitalized and added to the Term Credit facility. The remaining reduction in accounts payable and accrued expenses is primarily related to a reduction in vendors payable.

The Company funded $1.1 million for capital improvements and $0.4 million for payments on various capital leases in the first nine months of 1996 as compared to $1.9 million for capital improvements, $0.5 million for payments on various capital leases and a $4.0 million payment on its Term Credit facility in the first nine months of 1995.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at September 30, 1996 and 1995:

                                    1996          1995
          U.S. Government          $111,483      $143,923
          Commercial                 16,873        33,114
             Sub-total             $128,356      $177,037
          Unfunded Option Years
             U.S. Government        167,000       205,000
          Total                    $295,356      $382,037

As of September 30, 1996, 87% of the Company's backlog, excluding backlog related to unfunded option years, was with the U.S. Government versus 81% for the period ending September 30, 1995.
The Company's U.S. Government backlog decreased $20.3 million under the Company's KC-135 contract, primarily due to a reduction in anticipated work under the second option year of the contract which began on October 1, 1996, as compared to work under the first option year of the contract which began on October 1, 1995. The U.S. Government delivered thirty-four aircraft under the first option year of the contract, compared to twenty aircraft currently scheduled to be delivered for PDM work under the second option year of the contract. The Company's U.S. Government backlog also decreased $5.8 million under the Company's C-130 program, $4.1 million under its Targets program, and $2.3 million under its Space Vector program.

The Company's commercial backlog at September 30, 1996 changed from prior year primarily due to a reduction of $18.4 million under the Company's B-737 cargo conversion program, resulting from the elimination of assumed option ships under contracts that have expired. The Company's commercial backlog also decreased $2.6 million at its aircraft facility in Copenhagen, Denmark and backlog at the Company's Pemco Air Support Service division decreased $1.9 million. Partially offsetting these reductions to commercial backlog was a $6.4 million increase for various commercial maintenance contracts and a $1.7 million increase in B-727 cargo conversion contracts, all of which are to be performed at the Company's Dothan facility.

Additionally, as of September, 1996, the Company has approximately $167 million of backlog associated with the four follow-on option years of its KC-135 contract.

CONTINGENCIES

The Company's contract with the United Auto Workers (UAW) at its Pemco Aeroplex, Inc. division in Birmingham, Alabama and its Hayes Targets division in Leeds, Alabama expired in July, 1996.
Following contract expiration, the Company's approximately 900 UAW employees voted to stop work at these facilities. The primary disagreement between the Company and its UAW employees centered on the Company's proposal to modify job classifications and descriptions which the Company deems critical to its ability to increase efficiency and remain competitive. Production and shipments at the Pemco Aeroplex division in Birmingham have continued by using management and supervisory personnel. Additionally, the Company employed approximately 470 temporary replacement workers and 41 permanent replacement workers at the end of September. As of the beginning of November, 1996, the Company employed approximately 480 temporary replacement workers and 210 permanent replacement workers. Production and shipments at the Targets division have continued through the utilization of the Company's management employees.

Although production was slowed initially, average monthly production has equaled the rate that was achieved for the six month period immediately preceding the strike. Normal production rates should continue through the fourth quarter and into 1997. Replacement of the striking work force has necessarily generated a substantial training requirement for the replacement workers; however, efficiencies gained by using the methods of production which the Company has proposed to the Union has largely offset the impact of the additional training. As the permanent replacement work force continues to increase, this impact will decline and further production efficiencies are anticipated. Since the strike began, the Company has realized substantial savings in man-hours and reductions in flow time on aircraft entering production, although the Company has incurred additional costs for the procurement, housing and transportation of its replacement workers. Quality has remained high and there have been no customer reported deficiencies on aircraft delivered since the strike began.

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


                     PRECISION STANDARD,INC.

                        OTHER INFORMATION


PART II.

Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          The Company was unable to meet its interest obligations for interest accrued in May through September of 1996. Additionally, the Company was in violation of the financial ratio requirements of its loan agreements with its primary lender as of June of 1996. As a result of these delinquencies and violations, the Company may be deemed to be in default of its loan agreements with its primary lender and those of its other obligations which contain cross-default provisions to the Company's principal loan agreements as of September 30, 1996. However, in October of 1996, the Company and its primary lender entered into a letter agreement outlining the general terms and conditions of amendments to the credit and warrant agreements to be formalize in November 1996. The components of the agreement include a debt principal reduction of $15.0 million, the forgiveness of approximately $1.3 million of accrued but unpaid interest for the period of May through September of 1996, a restructuring of the remaining debt principal and the amendment or waiver of all existing breaches of loan covenants. The agreement also specifies redemption of the primary lender's warrant in eight equal quarterly installments beginning on December 31, 1996. The Company remitted $15.0 million to its primary lender in October of 1996 in accordance with the provisions of the agreement. (See also, Part I, Item I "Note 4 to Financial Statements" and Part I, Item 2 "Management's Discussion and Analysis - Liquidity and Capital Resources".)

Item 4    Submission of Matters to a Vote of Security Holders

          None



Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          a)   Exhibits

          27 Financial Data Schedule

          b)   Reports on Form 8-K

          None





                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRECISION STANDARD, INC.



Date:      11/13/96                By:  /s/ Matthew L. Gold
                                         Matthew L. Gold
                                         Chairman, President and
                                         Chief Executive Officer




Date:      11/15/96                By:  /s/ Walter M. Moede
                                         Walter M. Moede
                                         Executive Vice President
                                         & Chief Financial Officer