Form 10-K405
period 1996-12-31
PRECISION STANDARD INC
filed 1997-03-31
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the twelve months ended
                        December 31, 1996

                   Commission File No. 0-13829

                     PRECISION STANDARD, INC.
       Exact name of Company as specified in its Charter

          Colorado                         84-0985295
State of other jurisdiction of   I.R.S. Employer Identification No.
incorporation or organization

          1225 17th Street
          Suite 1800
          Denver, CO                          80202

Address of principal executive offices       Zip Code

Company's telephone number, including area code:  (303) 292-6565

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

     The aggregate market value of the Common Stock held by non-affiliates on February 28, 1997 was approximately $4,749,027.

     The number of shares of the Company's Common Stock out-standing as of February 28, 1997 was 12,523,896.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1996) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes No





                     FORM 10-K ANNUAL REPORT

      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

          Item 14.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K.....

SIGNATURES            ......................................



                               -i-



                             PART I

Item 1.  Business.

A.   GENERAL

Precision Standard, Inc. ("the Company") is a diversified aviation and aerospace company with executive offices in Denver, Colorado. The Company is composed of three operating groups: the Government Services Group, located primarily in Birmingham, Alabama; the Commercial Services Group, located in Dothan, Alabama and Copenhagen, Denmark; and the Manufacturing and Overhaul Group with facilities in Alabama, California, Colorado, Florida, and Denmark.

The Company provides aircraft maintenance and modification services for the government and military customers through its Government Services Group. These services include complete airframe inspection, maintenance, repair and custom airframe design and modification. For its military customers, the Company specializes in providing Programmed Depot Maintenance ("PDM") and Scheduled Depot Level Maintenance ("SDLM") on large transport aircraft and helicopters. The Company's competitive strength in the military market is its ability to provide total airframe repair. In addition, the Company has a long, successful history of providing high-quality maintenance, modification, and integration work on a broad range of military aircraft including the KC-135, C-130, C-9, P-3, T-34, A-10, F-16, and U.S. Navy helicopters. The Company believes it is the most experienced provider in the world on two of the United States Air Force's ("USAF") most heavily utilized aircraft, the KC-135 tanker aircraft and the C-130 cargo aircraft.

The Company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Company has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous, proprietary STCs (Supplemental Type Certificates). The Company's facilities, tooling, engineering capabilities, and experienced labor force enable it to perform virtually any airframe modification a commercial customer may require. The Company has performed over 250 cargo conversions of narrow and wide-body commercial aircraft. The Company also provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft contracts lasting several years. The Company is able to offer full range maintenance support services to airlines coupled with the related engineering and technical services required by these customers.

The Company's Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products including aerial tow targets; various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. In addition, the Manufacturing and Overhaul Group provides engine nacelle overhaul and repair and operates an aircraft parts distribution company. The Company's well-trained and highly respected research, development, and engineering staff is an integral part in the winning of competitively bid aerospace and defense manufacturing contracts from the United States military and numerous "blue-chip" commercial customers.

B.   SIGNIFICANT DEVELOPMENTS

Settlement of Contract Claims with the U.S. Government

In 1996, the Company reached an agreement with the U.S. Government with respect to all outstanding Requests for Equitable Adjustment
(REA) on both its 1990 and 1995 KC-135 contracts for a total of $33 million. The Company and the Government negotiated to resolve all disputes associated with the Government's untimely provision of government furnished material (GFM), the incidence of major structural repair work in excess of that contemplated at the time of the contract formation, post-contract increases in inspection requirements, consequent delay and disruption costs and other associated costs.

Settlement of Labor Dispute at the Birmingham and Leeds Facilities

On March 21, 1997, the Company's United Auto Worker (UAW) employees ratified a new three year agreement ending a work stoppage that began on July 22, 1996. The new labor contract allows the Company more operating flexibility and provides increases in wages and certain benefits for union members.

Refinancing

In March of 1997, the Company finalized various amendments to its credit and related agreements with its primary lender. As part of these amendments, the Company paid $15 million in October 1996 to its primary lender, which was applied to its Senior and Term debt, and fully repaid the Revolving Credit facility.

The Company has entered into discussions with a number of other institutional lenders that have expressed interest in providing debt replacement financing in the form of a term loan and a revolving line of credit in an aggregate amount sufficient to repay the Company's existing debt, including the Company's primary lender, and to provide working capital. The Company anticipates that the refinancing will be complete during the second quarter of 1997.

Rocket Launch Contract Awarded to Space Vector Corporation

In the fourth quarter of 1996, the U.S. Government's Ballistic Missile Defense Organization (BMDO) awarded the Company's Space Vector subsidiary a five year contract for up to 30 sounding rocket launches in support of BMDO experiments. The contract price of $63.4 million is firm but not yet fully funded.

Agreement with National Aeronautic and Space Administration

In July of 1996, the Company was awarded a five year contract by the National Aeronautic and Space Administration (NASA) to maintain and support various aircraft under the control of the Langley Research Center. Aircraft to be serviced under the agreement include B-757, B-737, T-38, OV-10 and others.

Agreements for "Quick Change" Conversions

In March and September of 1996, respectively, the Company entered into agreements with United Parcel Service (UPS) for the development and conversion of five B-727-100 aircraft from cargo to passenger. By utilizing the Company's innovative "Quick Change" configuration, UPS will be able to convert their aircraft from cargo to passenger service in approximately four hours, allowing UPS to fly passengers during weekends when the aircraft are not currently utilized.

Agreement with Sterling European Airlines for Fleet Maintenance

The Company's Copenhagen operation received a three year contract to provide Sterling European Airlines with total maintenance support, including airframe and component maintenance, line maintenance, and engineering support for Sterling's fleet of five B-727 aircraft.

Fleet Maintenance Agreement with Muk Air of Denmark

In May of 1996, the Company reached an agreement with Muk Air to provide total maintenance support, including airframe and component maintenance, line maintenance, and engineering support for Muk
Air's fleet of five Shorts 330 and 360 aircraft.

Agreements with British Airways

In March of 1997, the Company was awarded contracts with British Airways (BA) for the performance of maintenance on five B-757 aircraft and one B-767 modification. The maintenance work will be performed in Copenhagen, with the modification to be performed at the Dothan facility.

Agreement with Pakistan International Airlines

In the fourth quarter of 1996, the Company's Pemco Nacelle Services subsidiary reached an agreement with Pakistan International Airlines (PIA) for the maintenance, repair, and overhaul of PIA's nacelles and thrust reversers. Under the terms of the agreement, PIA will utilize the Company for nacelle and thrust reverser maintenance for its aircraft powered by CF6 and CFM56 series engines. The agreement is for an initial period of three years.

Agreement with KLM Royal Dutch Airlines

In February of 1997, the Company signed an agreement with KLM Royal Dutch Airlines for cockpit upgrades and maintenance on an a group of seven B-737's. The work will be performed at the Company's Copenhagen facility over a one year period, commencing in the third quarter of 1997.

C.   BUSINESS OUTLOOK

In general, demand for aircraft maintenance and modification services is increasing. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. These operators are delaying expensive fleet renewal programs which results in the need to keep aging fleets in flight-worthy condition. For both reasons, signs are positive that the third-party maintenance and modification industry will be the beneficiary of these trends over the next few years.

Military Maintenance and Modification Industry

Budgetary constraints are forcing U.S. Government agencies such as Department of Defense (DoD), National Aeronautics Space Administration (NASA), the Federal Aviation Administration (FAA), and the Department of Energy (DoE), to rely more heavily on outsourcing and/or privatization of workloads at government facilities. Plans for the closure of several major depot facilities such as the Sacramento and San Antonio Air Logistics Centers which have provided aircraft maintenance and modification services, will reduce the government's internal capacity to provide such services.

These budgetary constraints, combined with a shift in the nation's national security objectives have resulted in a reduction of American personnel and equipment overseas. However, while the U.S. is being compelled by budget cuts and other imperatives to pull back its forces, its vital interests and obligations around the world are not undergoing a corresponding decline. The U.S. still has commitments or vital interests in Europe, the Middle East, throughout the Pacific region, and the Western Hemisphere, increasing dependence on the heavy air lift capability of the U.S. Military. Due to budget limitations, funds have not been made available for the acquisition of new equipment, and thus, the demand for maintenance, modification, and life extension programs for a substantial portion of the existing fleet of aircraft should continue.

This need for immediate rapid deployment of military forces has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budget. In fact, it can be argued that the budget cuts have actually aided the sector. By limiting future expenditures, the military has been unable to initiate programs to replace substantial portions of their aging transport fleets. These aging aircraft require more service than newer aircraft, generating greater revenue for the military maintenance and modification sector of the industry.

One of the Company's core competencies for 45 years has been military aircraft maintenance and modification. Given projected market conditions, this core competency positions the Company very favorably to provide services to its military customers.

Commercial Maintenance Industry

World air travel is projected to grow by 70% during the next ten years (Boeing Current Market Outlook, 1996). The International Civil Aviation Organization forecasts that passenger air traffic will increase at a rate of 5.5% annually through the year 2005, with cargo traffic projected to increase by 7% per year.

For commercial maintenance, there are many indicators that point to the increasing use of third-party maintenance facilities in the foreseeable future. Airlines continue to search for ways to reduce costs. A number of airlines realize that the work done by third-party companies is in many instances relatively faster and cheaper, as compared with similar work performed in-house. The airlines' older fleets must be maintained more frequently to keep them in flight-worthy condition.

Commercial Modification Industry

The rapid increase in worldwide freight movements has spawned a demand for dedicated cargo aircraft. Few cargo companies have the capital to purchase factory-new all-cargo aircraft, and thus the majority of air cargo planes have been converted from a pure passenger configuration. Overnight package delivery, a service which has experienced much growth in the last fifteen years in the U.S., is beginning to grow in Europe. These package carriers are a driving force in commercial modification, and their anticipated success in Europe and elsewhere is expected to increase the demand for cargo conversions.

Passenger to freighter conversions are typically performed on aircraft which offer high cargo capacity and low capital costs. These include the DC-8, DC-9, DC-10, B-707, B-727, B-747, L-1011 and the BAe-146, making the potential market for this type work substantial. Newer aircraft such as the B-737, B-757 and MD-80, which offer favorable operating and maintenance cost trade-offs are also attractive candidates for conversion. As an example, passenger-to-quick-change conversions have been performed exclusively by the Company on new or late model B-737 aircraft.
The passenger-to-quick-change conversion enables the carrier to convert the aircraft from passenger to freighter configuration in as little as thirty minutes, allowing the carrier to supplement its passenger business with cargo operations.

Although air cargo traffic has been forecasted to grow at a rate of approximately 7% annually through the year 2013 with the number of all-cargo planes projected to almost double over the next two decades, the number of cargo conversions has decreased during 1996. The decrease in conversions is attributed to the shortage of reasonably-priced passenger aircraft due to high passenger traffic. FAA reviews and increased regulation will limit the entry of competitors to the cargo conversion business and may increase the cost of conversions to customers.

D.   PRINCIPAL PRODUCTS AND SERVICES

AIRCRAFT MAINTENANCE AND MODIFICATION

General

The Company's aircraft maintenance and modification services include custom airframe design and modification and complete airframe maintenance and repair coupled with technical publications and after market support. A majority of the services are provided under multi-year contracts for both military and commercial customers. The Company's military customers include the United States Armed Forces ("Armed Forces") and certain foreign military services. The Company's commercial customers include the major global lessors of aircraft as well as airlines, couriers and air-freight carriers.

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

The Company's competition for military aircraft maintenance contracts includes Boeing Military Aircraft, Aerocorp, Lockheed-Martin Aeromod, Raytheon-E Systems and Chrysler Technologies. The Company's competition for its commercial work in the United States consists of Tramco, Dee Howard Company, Sabretech, Inc., Timco and approximately 10 smaller independent repair and modification operators. However, while many of the Company's domestic competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion. Outside the United States, the majority of the Company's competitors are affiliated with an airline. In Europe, the Company's primary competitors are FLS Aerospace, Shannon Aerospace and Team Aer Lingus.

The Company considers its competitive strengths to be its substantial capacity, a trained and experienced labor force, product support, proprietary products, engineering and systems integration capability, and strong customer base. Additionally, the Company believes itself to be the first U.S. independent operator to have established a base in Europe. This will allow the Company to expand its relationships with aircraft leasing companies and to offer its conversion products and support capabilities to those companies' fleets on two continents simultaneously. The Company's Birmingham, Alabama facility is believed to be the largest third party maintenance facility in North America.

Government Services Group

The Company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its Government Services Group. The majority of the aircraft that the Company services are large transport planes used to move troops, supplies and equipment, such as the C-130 "Hercules"; or are logistical in nature, such as the KC-135 in-flight refueling aircraft. These planes provide the Armed Forces with the ability to quickly move troops and equipment to areas of conflict. These aircraft are essential to the Armed Forces' ability to rapidly mobilize its forces on foreign land when needed. Due to the lack of funding for development of new aircraft designs, the Company is confident that these aircraft will remain the military's work horses well into the future. The demands placed on these aircraft mean that they will require maintenance services such as those provided by the Company.

Military modification and maintenance contracts are typically five years or more in length. The contracts are originally set for a certain number of aircraft for the duration of the program. In addition to the number of aircraft originally contracted, the military typically increases this number with aircraft that were not scheduled for maintenance but which require servicing. These "drop-in" aircraft generally increase the value of each contract. The Company has a successful history with the military and expects this history to help it retain the contracts that it currently holds as well as increase the likelihood of securing additional contracts in the future.

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

PDMs are performed primarily on a production line "flow-through" system at the Birmingham facility of the Government Services Group. Throughout the duration of the maintenance procedure, the aircraft moves through the facility from one work station to the next. Each station is responsible for certain objectives, and once these tasks are completed, the aircraft is moved to the next station.

At the onset of the PDM, the aircraft is completely defueled, and generally, stripped of paint. The entire airframe, including the ribbings, skins and wings undergoes a thorough structural examination which can result in modifications to the airframe. The plane's avionics, which essentially are the electronics that control the flight of the aircraft, receive examination and repair, replacement or modification as required. At the completion of the overhaul, the aircraft is repainted.

In order for the Company to efficiently complete its maintenance procedures, it maintains hydraulic, electrical, sheet metal and machine shops to satisfy all of its testing and assembly needs and to fabricate, repair and restore parts and components for aircraft structural modification. The Company also performs in-house heat-treatment on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories.

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

KC-135 Aircraft Contract

The KC-135 is a United States Air Force ("USAF") tanker aircraft which is used primarily for the in-flight refueling of combat and combat-support aircraft. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2030.

In August of 1994, the USAF awarded the Company a new contract for the PDM of its KC-135 aircraft. The contract is expected to last seven years and involve the maintenance of as many as 389 aircraft. The KC-135 PDM program involves a nose to tail inspection and repair program on a scheduled five-year cycle. The total value of the contract over a seven year period, if fully funded, is estimated to be over $389 million. The Company first performed PDM on the KC-135 in 1968 and has since processed 2,985 such aircraft (including drop-in maintenance).

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

C-130 Aircraft Contract

The C-130 is a four-engine, turboprop all-purpose military transport and utility cargo aircraft. The aircraft has been built by Lockheed since the mid-1950's and is still in production. The current U.S. C-130 fleet is believed to number approximately 800 aircraft, which are projected to be in service through 2030.

In 1991, the USAF awarded the Company a five year contract for the PDM of its C-130 aircraft. The PDM program involves a nose to tail inspection and repair program on a four-year cycle. The contract, which was due to expire in late 1996, has been extended through June 1997. The Company has performed C-130 depot maintenance continuously for over 30 years and has processed approximately 3000 such aircraft.

H-3 Helicopter Contract

The H-3 helicopter is a utility, search and rescue, anti-submarine warfare and VIP transport helicopter. The helicopter was built by Sikorsky and is projected to be serviceable through 2010.

In 1994, the U.S. Navy (USN) awarded the Company a five year contract for SDLM work of its H-3 aircraft. This contract is for a nose to tail inspection and repair program on a four-year cycle. The USN input only two aircraft in the first year of the contract, the contract minimum number. The USN was still performing in-house SDLM work during the first year of the contract, prior to closure of its the Naval Aviation Depot in Pensacola, Florida. During 1996 the Company delivered two USN SDLM aircraft and six Brazilian modification aircraft. The Company projects delivery of eight SDLM aircraft (two USN and six Egyptian government) in 1997. Due to the U.S. government's aggressive marketing of the H-3 aircraft via Foreign Military Sales (FMS), annual deliveries may increase in subsequent years.

Commercial Services Group

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e. leasing companies, banks, airlines, air cargo carriers) through its Commercial Services Group. Contracts for commercial maintenance can range from a single aircraft to multi-aircraft contracts that can span a year or longer. Modification contracts involve greater effort per aircraft and often involve multiple aircraft which range in term from six months to three years. The principal services performed under commercial maintenance and modification contracts are "C" and "D" checks, which are similar to the PDM and SDLM programs performed by the Company for military aircraft; passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi); and strip and paint.

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

The "D" check requires a more intensive inspection. The "D" check includes all of the work accomplished in the "C" check but places a more detailed emphasis on the integrity of the systems and structural functions. In the "D" check, the aircraft is disassembled to the point where the entire structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system's functional test series. The normal intervals between "D" checks can be as little as 10,000 flight hours and as many as 25,000 flight hours, depending upon the type of aircraft and the requirements of the approved FAA maintenance program.

The form, function and interval of the "C" and "D" check is different with each operator's program. Each operator must have their particular maintenance program approved by the FAA and there are a number of variables which dictate the final form of a given program. Those variables include the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called flight cycles) that the aircraft regularly endures. In particular, flight cycles can effect the intervals required for major components to be changed or overhauled, thus affecting the amount of work required during any given check.

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

The process of converting a passenger plane to freighter configuration entails completely stripping the interior; strengthening the load-bearing capacity of the flooring; installing the bulkhead or cargo net; cutting into the fuselage for the installation of a large cargo door; reinforcing the surrounding structures for the new door; replacing windows with metal plugs; and fabricating and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage, the air conditioning system modified and smoke detection system installed. Additionally, the Company installs the on-board cargo handling system. Conversion contracts also typically require "C" or "D" maintenance checks as these converted aircraft have often been out of service for some time and maintenance is required to bring the plane up to current FAA standards. In addition, while the conversion and maintenance work is being completed, some aircraft are also fitted with hush-kits to enable their engines to comply with FAA noise regulations.

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

Contracts for commercial aircraft are performed primarily at the Dothan facility of the Commercial Services Group and Pemco World Air Services, A/S in Copenhagen, Denmark. The commercial aircraft are typically docked and serviced in one bay for the duration of their particular program.

The Company has performed maintenance work on a wide variety of commercial aircraft and has approximately a 40% share of the after-market cargo conversion business for large transport aircraft. The Company has converted over 250 aircraft including 130 Boeing 727s, 29 BAe-146s, and 33 Boeing 737's.

The Company holds STCs from the FAA for the conversion of various aircraft from passenger-to-freighter, passenger-to-quick-change, and combination passenger and freighter conversions. Each type of aircraft is certified by the FAA under a specific certificate. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA and are then certified by an additional STC. The Company holds passenger-to-freighter configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300, DC-9 aircraft, and BAe-146 aircraft. Additionally, the Company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft.

MANUFACTURING AND OVERHAUL GROUP

The Company, through its Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products including aerial tow targets (for military use); various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems (which the Commercial Services Group often installs); and high precision parts and components for aircraft. In addition, the Company provides engine nacelle overhaul and repair and operates an aircraft parts distribution company. The Company's well trained and highly respected research, development, and engineering staff continues to be instrumental in the Company's winning of competitively bid aerospace and defense manufacturing contracts from the United States military and numerous "blue-chip" commercial customers. This group is comprised of independent niche-manufacturing and service businesses which are directly complementary to its aircraft services businesses. Most of the Company's manufactured products are proprietary, protected by patents and STCs, and are successful due to their high standards of performance and innovative design. The Company's operations are supported by its skilled engineers who have a broad range of competencies in the areas of aerodynamics, propulsion, fluid mechanics, flight operations, fuel and induction systems, controls, communications, and radar instrumentation.

SUPERSONIC AND SUBSONIC AERIAL TOW TARGETS AND WING TIP INFRARED
PODS

The Company designs and manufactures supersonic and subsonic aerial tow targets and wing tip infrared pods. The family of low cost, high speed targets is known as the Hayes Universal Tow Target System (HUTTS). The targets can be flown from any commercial or military aircraft capable of carrying external stores, as well as from most drone aircraft. The targets are available in various detection configurations: 1) visual smoke 2) visual light 3) infrared (simulates a jet aircraft engine) 4) radar and 5) visual fiber streamer. A maneuvering tow target and a low altitude sea-skimming target are also available in each of the above configurations. The various targets and equipment associated with the HUTTS are fully-developed and operational in the U.S. military services and in the services of many foreign countries.

The infrared wing tip pods are utilized on sub and full scale drones or droned excess military aircraft. Hayes Targets has supplied 100% of infrared augmentation for the U.S. Air Force for the last 21 years. Hayes Targets is presently designated as an Air Force "Blue Ribbon Contractor".

The targets and pods are produced by the Company's Hayes Targets division at Leeds, Alabama. The principal markets for the targets are the U.S. armed forces as well as markets in Europe, the Middle East, Australia and South America. The Company's competition consists of one competitor on the west coast of the United States and two foreign entities. The Company considers its competitive strength in this market to be its proprietary products, its superior product performance and its innovative engineering capabilities.

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

The Company's largest current contract in this arena is the HERA program which will provide realistic ballistic targets for Theater Missile Defense (TMD) interceptor deployment. The HERA program, initiated in 1992, provides for twenty-five target vehicles to be utilized during interceptor testing of various TMD systems through the year 1997. Options to provide an additional fifty target vehicles to continue Army testing and to accommodate Air Force and Navy TMD missions through the year 2000 are part of the long-range HERA program. The Company successfully completed its seventh HERA test flight in March, 1997 with a 100% success rate, and is well positioned to support the upcoming intercept tests for the Theater High Altitude Area Defense missile and radar system. The HERA program is sponsored by the U.S. Army Space and Strategic Defense Command. Its contractor team is comprised of Coleman Research Corporation as the system prime contractor, the Company's Space Vector Corporation as the booster subcontractor, and Aerotherm Corporation as the ballistic reentry target subcontractor.

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

CARGO HANDLING SYSTEMS

The Company designs and manufactures on-board cargo-handling systems for all types of large transport aircraft, including B-747, B-727, B-737, DC-8, DC-9/C-9B, DC-10/KC-10, L-1011, L-100 and
L-188, and certain other military aircraft. Robotics and fully-computerized machinery are used to produce a wide variety of aircraft cargo handling systems as well as individual parts used in the Company's proprietary systems and in other systems. These cargo systems represent state-of-the-art technology in their design, efficient use of floor space and maximum strength, with a minimum of added weight. The systems meet all of the FAA and JAA Quality Assurance Standards, MIL-I and MIL-Q qualifications as required. In 1996, this operation was named a Gold level contractor by McDonnell Douglas in recognition of twelve consecutive months of 100% quality and 100% on-time delivery.

This product line is produced by the Company's Pemco Engineers Aircraft Cargo Systems division located at Corona, California. The Company's principal markets for the cargo handling system are all major United States and foreign airlines and aircraft manufacturers. The Company has approximately eight competitors and considers its strengths in this industry to be its innovation, quality and response time.

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

PARTS SUPPORT AND COMPONENT OVERHAULS

The Company's Parts Support and Component Overhaul service provides a comprehensive source for aircraft spares and component overhauls. The Company uses its inventory and on-line tracking and sales system to provide support to the cargo conversion customers of the Commercial Services Group as well as to users and owners of a wide range of commercial and military aircraft. This service provides the Company with the capability of locating spare parts for its customers virtually anywhere in the world, an inventory of critical spare parts for the Company's conversion programs, and around-the-clock "Aircraft on Ground" service.

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

In the area of supporting and selling the Company's designed and manufactured parts, the Company often benefits from the marketing and customer-base of its other subsidiaries. In the brokerage of non-proprietary parts, the industry is comprised of several large companies and as many as a thousand smaller companies. While the Company is still a small player in this market segment, its goal is to market quality products that interest the users of the Company's proprietary products, thus creating a sales synergy. To this end, the Company has obtained several European distributorships for U.S. based companies and expects to increase the number of distributorships over the next few years. Its future market strength will depend on the Company's ability to create innovative pricing structures, to provide higher quality service and to acquire parts inventories or teaming arrangements upon beneficial terms.

NACELLE OVERHAUL AND REPAIR

The Nacelle Overhaul and Repair service provides a comprehensive source for the overhaul, repair and modification to nacelles and thrust reversers for engines manufactured by General Electric, Pratt & Whitney and Rolls-Royce.

This service is provided by the Company's subsidiary, Pemco Nacelle Services, Inc. which is located in Clearwater, Florida. The Company markets its nacelle overhaul and repair service to commercial carriers worldwide and supports turbofan-powered aircraft manufactured by Airbus, Boeing and McDonnell Douglas. There are approximately five competitors in the United States and abroad. The Company entered this line of business in March of 1993 and is seeking to build its competitive strength on turnaround time, in addition to quality and the convenience of exchange to the customer.

E.   RESEARCH AND DEVELOPMENT

The Company charged the cost it incurred for Company sponsored research and development costs, which totaled $0.4 million in 1996, $0.5 million in 1995 and $0.8 million in 1994 directly to earnings. The research and development activities in 1996 were principally in support of the Company's Target's programs. In 1997, research and development costs are expected to be in the $0.5 to $1.0 million range, principally in support of the same programs. The Company was not engaged in any customer sponsored research and development efforts in 1994, 1995, or 1996.

F.   SALES

Foreign and Domestic Operations and Export Sales

The majority of the Company's revenues were generated in the United States and the majority of the Company's assets are located in the United States. The Company has two foreign operations, Pemco World Air Services, A/S, which is registered as a Danish limited liability company and Pemco Air Support Services, which is registered as a Danish branch of a U.S. company. These foreign operations contributed less than eight percent of the Company's consolidated revenue in 1996 and represent less than five percent of the Company's identifiable consolidated assets.

The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities and its Copenhagen, Denmark facility. The Company's Targets, Space Vector, Nacelle and Aircraft Cargo Systems divisions also sell in export markets. The services and products sold at the Company's U.S. locations are generally payable in U.S. dollars. The Company's Copenhagen locations accept payments in Danish kroner and U.S. dollars, as well as other foreign currencies.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years. (See also footnote number 13 to the accompanying financial statements of the Company which are included under Item 8 hereof):

     Product and Service Rendered      1996      1995      1994

     Aircraft Maintenance               75%       81%       81%
     and Modification

     Supersonic and Subsonic             4%        3%        3%
     Aerial Tow Targets and
     Wing Tip Pods

     Space Vehicles and                 11%        8%        8%
     Support Systems

     Cargo Handling Systems              6%        5%        6%

     Precision Springs                  <1%       <1%       <1%
     and Components

     Parts Support and Component         2%        2%        2%
     Overhauls

     Nacelle Overhaul and Repair         1%       <1%       <1%
                                       100%      100%      100%

     Export sales                       14%       15%        7%
     -principally Europe

Major Customers

The following table presents the percentages of total sales for the Company's largest customers for the last three fiscal years:
                                       1996      1995      1994

     U. S. Government                   64%       59%       66%
     -principally the Air Force,
      Army, Navy, and NASA

G.   BACKLOG

     The following table presents the Company's backlog (in thousands of dollars) at December 31, 1996 and 1995:

                                        1996         1995

     U. S. Government                $136,391     $128,734
     Commercial                        16,740       16,474
     Total                           $153,131     $145,208

As of December 31, 1996 and 1995, 89% of the Company's backlog was with the U.S. Government. The Company's Government backlog increased $24.9 million related to its Space Vector subsidiary, primarily due to a contract awarded for up to 30 sounding rocket launches in support of Ballistic Missile Defense tests performed by various U.S. military organizations. Government backlog decreased $13.0 million under the Company's KC-135 contract, primarily due to a reduction in aircraft scheduled to be delivered for PDM work under the second option year of the contract. The U.S. Government delivered 34 aircraft under the first option year of the contract, compared to 20 aircraft currently scheduled to be delivered for PDM work under the second option year of the contract. The Company's Government backlog also decreased $3.7 million under its C-130 program and $1.5 million under its Targets program, while it increased $0.6 million under its H-3 helicopter contract.

The Company's commercial backlog at December 31, 1996 changed from the prior year primarily due to a reduction of $8.9 million under its B-737 cargo conversion program, resulting from the elimination of some option ships under a contract that expired. Partially offsetting this decline was additional backlog of $5.5 million related to the conversion of five B-727 aircraft for United Parcel Service (UPS) and a $1.8 million addition related to other B-727 conversion aircraft.

Approximately, $44.2 million of the 1996 backlog and $36.3 million of the 1995 backlog reported above is firm but unfunded. Additionally, the Company has an estimated $261 million of backlog associated with the option periods for the KC-135 contract and the HERA program which is not reflected above. The Company estimates that $102 million of its December 31, 1996 backlog will be filled in 1997.

H.   RAW MATERIALS

The Company purchases a variety of raw materials including aluminum sheets and plates, extrusion, alloy steel and forgings. Excepting as noted below with respect to GFM, the Company experienced no significant shortages of raw material essential to its business during 1996 and does not anticipate any shortages of critical commodities over the longer term. Admittedly however, predicting the availability of supplies is extremely difficult because so many factors causing such possible shortages are outside the Company's control.

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

A significant portion of the equipment and components used by the Company in the fulfillment of its services under United States Government contracts is furnished without charge to the Company by the U.S. Government. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The Company has encountered late delivery of Government-Furnished Material (GFM) in 1993, 1994, 1995 and 1996 and as a result, experienced a disruption in scheduled work flow. During 1996, the Company and the government agreed on certain steps to reduce the likelihood of a repetition of such delays recurring in the future, but there can be no assurance that these steps will be effective and that such delays will not recur. In February of 1996 and October of 1996, the Company settled these claims as submitted in Requests for Equitable Adjustment (REAs) whereby the Company was reimbursed for the additional costs it incurred as a result of late GFM, as well as other cost impacts. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations under the heading "KC-135 Contract").

I.   PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company holds approximately 120 FAA-issued Supplementary Type Certificates (STCs) which authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-Quick Change configurations and ground proximity and wind shear warning systems. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, DC-9, BAe-146,
Convair 580, General Dynamics 340/440, Lockheed 382 & 188, Mitsubishi YS-11, Mc Donnell Douglas C-54 and Airbus A320 series aircraft. Approximately 21 of the Company's STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The Company develops its STCs either internally or under licensing agreements with the original equipment manufacturer.

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

The Company holds two active utility patents and three active design patents related to the Hayes Targets product line. Three of the patents (one utility expiring in 2001 and two designs expiring in 1998) concern infrared augmentation. The second utility patent is a British patent (expiring in 1997) and concerns visual augmentation. The remaining design patent (expiring in 1998) concerns a portable ground scoring unit developed for the purpose of scoring ground-based target emplacements on ground-to-air gunnery ranges. In addition, during 1996, the Company obtained a design patent for a permanent door sill designed for use in cargo configurations. All of the patents except the British patent are U.S. patents. The Company does not believe that the expiration or invalidation of any or all of these patents would have a material adverse impact upon its financial condition.

The Company holds copyrights to the computer software developed in-house for the operation of the Power Drive Unit System and Cargo Door Electro-Mechanical System used in the conversion of commercial aircraft, as well as copyrights to the software for the development of the control computer codes for the TLX-1 sea-skimming, height-keeping tow target, and the TMX class maneuvering target. These copyrights will begin to expire after the year 2028.

The Company firmly believes that the value of its patents, trademarks, copyrights and STCs exceed the amounts of its related intangibles and deferred inventory.

J.   ENVIRONMENTAL COMPLIANCE

The Company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.
The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the Company's capital expenditures, earnings and competitive position.

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

K.   EMPLOYEES

At February 28, 1997, the Company employed 2,649 persons. Approximately 1,018 of these persons are covered under a collective bargaining agreement with the United Auto Workers (UAW). The Company's contract with its UAW employees expired in July of 1996 and the employees voted to stop work. On March 21, 1997, the UAW employees ratified a new three year agreement ending the work stoppage. The UAW bargaining agreement covers employees at the Company's Birmingham, Alabama and Leeds, Alabama locations. Approximately 380 of the 2,649 persons employed by the Company at February 28, 1997 were replacement workers necessitated by the work stoppage, most of whom will be terminated in March of 1997 in conjunction with the new UAW bargaining agreement.

Employees at the Company's Dothan, Alabama location are covered under a collective bargaining agreement with the International Association of Machinists (IAM). The agreement with the IAM employees was successfully negotiated without a work stoppage in August of 1992 and was extended for five years to August of 1997.

Approximately 58 of the Company's 2,649 employees are employed on a part-time basis.

Item 2.  Properties.

All of the Company's properties are generally well maintained and in good operating condition. All facilities were adequately utilized during 1996.

Precision Standard, Inc. Executive Offices and Pemco World Air
Services Marketing Offices - Denver, Colorado

Precision Standard, Inc. and Pemco World Air Services have executive offices in Denver, Colorado. The lease for this office space expires in May, 2001.

The Government Services Group - Birmingham, Alabama

The Government Services Group is located primarily at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 208 acres of land with approximately 1,900,000 square feet of production and administrative floor space. The facility includes ten flow-through bays, each 40 feet high, 160 feet wide and 725 feet long, permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 54,904 square foot general office building which houses the administrative staff. Available ramp area exceeding 3,000,000 square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower which supplements the FAA-managed municipal air control tower and a fire fighting unit which supplements fire fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is in every material respect a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA Repair Station and maintains Department of Defense "SECRET" security clearance.

The facility is leased from the Birmingham Airport Authority. During 1995, the Company accepted an offer from the Birmingham Airport Authority for a twenty year extension of its lease for the facility. The lease extension offer sets a new expiry date of September 30, 2019 and provides for the release of certain, limited parcels to the Authority but otherwise contains the same terms and conditions as are currently in effect under the present lease. Formal documentation of this renewal is currently in progress.

Commercial Services Group

The Dothan Facility

The Dothan facility of the Commercial Services Group is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 91.5 acres of land with approximately 521,000 square feet of production and administrative floor space. The facility includes 352,000 square feet of aircraft hangar space which is comprised of 13 bays and one wide-body aircraft hangar. The facility also includes four warehouses, two paint hangars, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,600 and 8,500 feet, a FAA Flight Service Station and a control tower.

The Dothan facility is an approved FAA, JAA and CAA (United
Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement which, inclusive of a five year option period, expires in June of 2015.

The Copenhagen Facility

The Copenhagen facility of the Commercial Services Group is located at the Copenhagen Airport in Copenhagen, Denmark. The facility is located on 87 acres of land with approximately 252,000 square feet of production and administrative floor space. The facility was built in 1988 and has two large, modern hangars comprised of four bays. The hangars can accommodate up to DC10-sized aircraft. Each hangar also includes stockroom, backshop and office space. The JAA and FAA approved facility has 103,300 square feet of ramp space and is served by an airport consisting of three runways.

The facility is leased from the bankruptcy estate of Sterling
Airways under a five year lease agreement that includes a purchase option at the end of the lease term. The five year lease expires in May of 1999.

Manufacturing and Overhaul Group

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

The Targets Division

The Targets division is located at Leeds, Alabama. The facility is located on 4 acres of land and consists of two pre-engineered metal buildings with approximately 40,000 square feet of manufacturing and office floor space. The Targets division occupies this building under a lease agreement which, inclusive of a five year renewal option period, expires in December of 2006.

Pemco Nacelle Services, Inc.

Pemco Nacelle Services is located at the Clearwater, Florida facility (see description under "The Clearwater Facility").

Space Vector Corporation

Space Vector Corporation is located at Chatsworth, California.
This facility consists of two industrial buildings of approximately 67,000 square feet. Space Vector Corporation occupies these buildings under a lease agreement which expires in April, 1999.

Space Vector also leases a 3,400 square foot research and development and administrative office in Fountain Valley, California. This lease expires in October of 1997.

Pemco Engineers Aircraft Cargo Systems and Springs and Components
Divisions

Pemco Engineers is located at Corona, California. The facility consists of 28,000 square feet and houses production and administrative functions. The facility is under a lease agreement which expires in June 30, 2002.

Pemco Air Support Services (PASS)

PASS has three locations: administrative offices at the Denver, Colorado location, a warehouse at the Clearwater facility, and administrative offices and a warehouse at the Pemco World Air
Services A/S facility in Copenhagen, Denmark.

Item 3.  Legal Proceedings.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the Company and its subsidiary, Pemco Aeroplex, Inc., by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex, Inc. are also pending in Alabama state court. The Company believes that no one of these claims is material to the Company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S. and Alabama than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers' compensation benefits as provided by statute, the Company believes these claims have no merit and intends to vigorously defend itself in all litigation arising therefrom.

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company's financial condition.

Pemco Aeroplex, Inc. has been designated as a potential responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site near its Clearwater, Florida facility. See Item 1. Business, Environmental Compliance, for further disclosure.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of the Company's shareholders in the fourth quarter of fiscal 1996.

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

                                        Bid Quotations
                                        High       Low

          1995

          March 31, 1995                $2        $1-5/8
          June 30, 1995                  2-9/16    1-7/8
          September 30, 1995             2         1-3/4
          December 31, 1995              1-7/16    1


          1996

          March 31, 1996                $1-3/8    $1
          June 30, 1996                  2-1/4     1-1/16
          September 30, 1996             1-3/8       3/4
          December 31, 1996              1-13/32     15/16


On December 31, 1996, there were 12,522,646 shares of common stock issued and outstanding held by 229 owners of record, which the Company believes were held by more than 500 beneficial owners. The Company also granted a warrant to its primary lender in connection with its Senior Subordinated Loan to purchase 4,215,753 shares of the Company's common stock at an exercise price of approximately $.24 per share. The warrant has not been exercised and is now the subject of a repurchase agreement over a period of six quarters ending October 31, 1998. The Company has the sole discretion to repurchase the warrant for cash or common stock at a price equal to the difference between the warrant exercise price and the fair market value of the common stock on specified dates.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.









Item 6.  Selected Financial Data.

   Consolidated operating data for the Company is as follows
(in thousands of dollars):

                     Year      Year      Year      Year      Year
                    Ended     Ended     Ended     Ended     Ended
                 12/31/96  12/31/95  12/31/94  12/31/93  12/31/92

Net Sales        $130,858  $154,658  $148,495  $169,868  $146,229

Income (loss)      (2,353)    2,583     6,812    14,184     7,053
 from
 operations

Income (loss)      (3,960)   (3,811)   11,227     7,271     1,169
 before extra-
 ordinary item

Income (loss)        (.32)     (.31)      .67       .58       .10
 before extra-
 ordinary item
 per common
 share

Net Income         (3,960)   (3,811)   11,227     5,997     2,046
 (loss)

Net Income           (.32)     (.31)      .67       .47       .16
 (loss) per
 common share

   Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

                   Year      Year      Year      Year      Year
                   Ended     Ended     Ended     Ended     Ended
                 12/31/96  12/31/95  12/31/94  12/31/93  12/31/92

Working           $ 9,180   $21,122   $14,277   $23,127   $14,615
 Capital

Total              59,274    80,971    80,776    70,905    71,803
 Assets

Long-Term
 Obliga-
 tions:

Debt               11,104    25,787    14,925    28,567    33,792

Other               5,178    10,790    15,671    10,708     4,218

Stockholders
 equity            13,128    13,874    12,515     4,287     3,019


Item 7.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as Item 8.

RESULTS OF OPERATIONS

KC-135 Contract

The Company first performed Programmed Depot Maintenance (PDM) on KC-135 aircraft in 1968 and has since processed approximately 2,114 such aircraft. In 1994, the Company was awarded a new, seven year PDM contract and is currently performing work under the third of those seven years. Prior to this new contract, the Company had performed PDM on KC-135 aircraft under a five year contract awarded in 1990. The Company's KC-135 contract with the U.S. Government accounted for approximately 42% of the Company's total revenues in 1996, 41% in 1995 and 49% in 1994.

In February of 1996, the Company received $8.1 million from the Government as settlement for a Request for Equitable Adjustment
(REA) related to specific late government furnished material (GFM) on the Company's 1990 KC-135 contract. The Company recognized $3.5 million of revenue in 1994, $4.2 million of revenue in 1995 and $0.4 million of interest income in 1995, associated with the $8.1 million settlement. The Company believes that it has incurred costs of $10.3 million related to the factors cited in this settlement. In October of 1996, the Company received $25.0 million under an agreement with the U.S. Government with respect to all outstanding REAs on both its 1990 and 1994 KC-135 contracts. The Company and the Government negotiated to resolve all disputes associated with the Government's untimely provision of GFM, the incidence of major structural repair work greatly in excess of that contemplated at the time of contract formation, post contract increases in inspection requirements, consequent delay and disruption costs and other associated costs. The Company recognized $4.1 million of revenue in 1995, $17.6 million of revenue in 1996 and $3.3 million of other income in 1996, associated with the $25.0 million settlement. The $25.0 million settlement was based upon a universal agreement between the Government and the Company and did not necessarily take into account associated costs per individual impacted ship and their respective redelivery dates. The Company believes that it has incurred costs of $31.5 million related to the factors cited in this settlement.

In October 1996, the Company also reached an agreement with the U.S. Government for additional pricing in respect of aircraft in work at the time of the settlement, and the Government exercised its option for PDM of the KC-135 aircraft for the 1997 fiscal year, beginning on October 1, 1996. The Company's contract for this option year was amended to include additional pricing for the aforementioned directed and constructive changes to the contract and incorporated a fixed-price incentive provision to the contract, which contains limited cost/benefit sharing provisions. The Company is still working with the government to provide concurrent engineering and other related provisions of the settlement.

The U.S. Government delivered forty-five aircraft to the Company under the first year of the 1994 contract and thirty-four aircraft under the first option year. To date, the Government has scheduled twenty aircraft to be delivered for PDM work under the second option year of the contract, which began on October 1, 1996.

Twelve months ended December 31, 1996
Versus twelve months ended December 31, 1995

Revenues for the year ended 1996 decreased 16% from $154.7 million in 1995 to $130.9 million in 1996. Government sales decreased 8% in 1996, from $91.7 million in 1995 to $84.1 million in 1996. Commercial sales decreased 26% in 1996, from $63.0 million in 1995 to $46.8 million in 1996. The Company's mix of business between government and commercial customers shifted from 41% commercial and 59% government in 1995 to 36% commercial and 64% government in 1996.

A decrease in government sales in 1996 of $20.4 million was due primarily to a reduction in the number of KC-135 PDM aircraft redeliveries. Twenty-eight aircraft were redelivered in 1996 versus forty-five aircraft in 1995. The reduction in aircraft redeliveries in 1996 was caused by disruption to the Company's operations by the factors cited in the Company's REAs (see "KC-135 Contract", above), disruption due to a contract dispute and ensuing work stoppage of the Company's United Auto Worker (UAW) employees and a reduction in the number of aircraft input to the Company for PDM work.

The above decrease in government sales was partially offset by revenue recorded in 1996 in conjunction with the universal settlement agreement with the Government in October of 1996 (see
"KC-135 Contract", above).

The Company realized increases in government sales of $2.5 million under the Company's H-3 helicopter program, which is worked at its Dothan facility, and $2.3 million at its Space Vector Division, while it realized a decrease of $5.0 million in revenue related to its C-130 PDM contract.

Commercial aircraft maintenance sales increased $3.7 million at the Company's operations in Dothan, Alabama; however, lower aircraft conversion revenue, resulting at least in part from a shortage of aircraft available due to high passenger traffic volumes, caused overall commercial sales to decline. There were three B-727 conversion redeliveries in 1996 versus fifteen redeliveries in 1995; no B-737 conversion redeliveries in 1996 versus four redeliveries in 1995; no B-727 Combi redeliveries in 1996 versus one redelivery in 1995.

The ratio of cost of sales ($115.7 million in 1996; $132.5 million in 1995) to net sales ($130.9 million in 1996; $154.7 million in
1995) increased from 86% in 1995 to 88% in 1996. The resultant decrease in gross profit is attributable primarily to a reduction in profit realized under the Company's KC-135 program due to the escalation and accumulation of the cost factors cited in the Company's REAs (see "KC-135 Contract", above) and the disruption caused by the work stoppage of the Company's United Auto Worker
(UAW) employees. (All of the Company's approximately 900 UAW employees stopped work on July 22, 1996 and remained on strike until March 31, 1997). This increase in costs under the KC-135 program was largely offset by revenue recorded in conjunction with the universal settlement with the Government in October of 1996 (see "KC-135 Contract", above).

The Company reduced the losses at its Copenhagen aircraft facility by $1.5 million, or 29%, in 1996 versus 1995, while revenues remained relatively constant. The Company also improved the profit margin and increased the volume of sales for its Space Vector and Targets product lines in 1996. Additionally, the Company recorded significantly lower pension expense in 1996 compared to 1995. Pension cost decreased from $2.3 million in 1995 to $1.0 million in 1996 primarily because plan experience, including changes in participant data and plan assets, was different from that expected and due to an increase in the expected return on assets. However, gross profit was negatively impacted in 1996 as compared to 1995 due to losses recorded under various commercial aircraft contracts performed at the Company's Dothan facility, including recognition of costs incurred in excess of those estimated to be recoverable relating to the Company's new B-727 quick-change conversion contract with UPS, and due to the lack of redeliveries under the Company's B-737 and B-727 cargo conversion programs.

Selling, general and administrative expenses decreased from $19.1 million in 1995 to $17.1 million in 1996 but increased as a percentage of sales from 12% in 1995 to 13% in 1996.

Interest expense was $2.5 million in 1996 versus $3.3 million in 1995. Interest expense was favorably impacted in 1996 by the forgiveness of $1.3 million of interest by the Company's primary lender, $0.6 million of which was recorded in 1996 and $0.7 million of which will be recorded subsequent to 1996. Interest expense was also favorably impacted by the payment of $15.0 million of principal to the Company's primary lender in October of 1996. The effective average interest rate on the Term Credit facility was 10.52% in 1996, versus 9.88% in 1995. The effective interest rate for the Revolving Credit facility was 10.45% in 1996 versus 10.04% in 1995.

The Company recorded a net of $3.2 million of other income in 1996 versus $0.3 million of other expense in 1995. Approximately $3.3 million of the Company's settlement with the U.S. Government in October of 1996 was classified as other income; $1.8 million as reimbursement for payroll tax penalties and $1.5 million for excessive interest costs, both of which were incurred by the Company due to the cash constraints caused by the cost impacts cited in the Company's REAs (see "KC-135 Contract, above). The Company recorded approximately $0.4 million of payroll tax penalties in 1996. The primary components of other expense in 1995 are $1.2 million of penalties for the late payment of federal payroll taxes stemming from timing issues related to the Company's cash flow, offset by $0.6 million of interest income which was primarily associated with the REA that was settled in February of 1996.

The Company recorded $2.3 million of state and federal income tax expense in 1996 versus $2.7 million in 1995 and reduced its deferred tax assets by $4.1 million in 1996 versus $3.2 million in 1995. The change in deferred tax assets in 1996 is primarily due to the reduction of the Company's pension minimum liability and an increase in the valuation allowance for certain state net operating loss carryforwards, some of which have been disallowed based on the findings of an Alabama state tax audit. The change in deferred tax assets in 1995 resulted primarily from a reduction of percentage-of-completion-based profits in work in process and the usage of net operating loss carryforwards. The Company believes that future levels of taxable income will be sufficient to realize its deferred tax assets.

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

The decrease in government sales in 1995 was due primarily to a reduction in the number of KC-135 Programmed Depot Maintenance
(PDM) aircraft redeliveries. Fifty-two aircraft were redelivered in 1994 versus forty-five aircraft in 1995. Approximately eleven aircraft that were scheduled to redeliver by the end of 1995 were delayed, primarily due to late receipt of government furnished material (GFM) and an unprecedented number of major structural problems on the aircraft. (See "KC-135 Contract", above). In addition to the reduction in the number of KC-135 PDM redeliveries in 1995, the Company recorded approximately $0.1 million less in revenue for each aircraft redelivered under the 1994 (or "new") KC-135 contract due to a restructuring of the work package on the new contract versus the 1990 (or "old") contract. Twenty-four of the forty-five aircraft redelivered in 1995 were worked under the new KC-135 contract.

The increase in the Company's commercial sales was due primarily to an increase in aircraft maintenance and modification services, other than cargo conversion aircraft. These services, which included a contract with a major airline, were performed at the Pemco World Air Service facilities in Dothan, Alabama and Copenhagen, Denmark. Commercial sales also increased due to an increase in the number of redeliveries on the Company's B-727 program, fifteen redeliveries in 1995 compared to thirteen redeliveries in 1994. The Company also recognized revenue in 1995 for the first ship converted under the Company's B-727 "combi" conversion program. Partially offsetting the above increases was a reduction in the number of B-737 cargo conversion aircraft redeliveries (four redeliveries in 1995 versus six redeliveries in 1994).

The ratio of cost of sales ($132.5 million in 1995; $125.8 million in 1994) to net sales ($154.7 million in 1995; $148.5 million in
1994) increased from 85% in 1994 to 86% in 1995. The resultant decrease in gross profit was attributable primarily to a reduction in profit realized under the Company's KC-135 PDM program, losses incurred at the Company's Pemco World Air Services operations in Copenhagen, Denmark, and losses incurred and accrued under the Company's C-130 PDM contract.

As indicated under the heading "KC-135 Contract", the reduced profit realized under the KC-135 contract was primarily attributable to late receipt of GFM and an unprecedented number of major structural problems, both of which formed the basis of requests for equitable adjustment of contract pricing.

The Company incurred a loss of $5.1 million in 1995 at its aircraft facility in Copenhagen, Denmark, compared to a loss of $1.9 million for approximately six months of operation in 1994. The facility experienced a lower than anticipated sales volume as well as initial ship learning expense in 1995 on the facility's first-ever B-727 cargo conversions.

The Company incurred a loss of approximately $1.0 million in 1995 under its C-130 PDM contract versus a profit of approximately $1.0 million in 1994. The Company also recorded a $0.5 million reserve for losses anticipated from the remaining ships in work and to be worked under the contract, which expires in September 1996. The profitability of the contract has suffered due to a reduction in the number of drop-in aircraft (twenty-three in 1995 versus thirty-two in 1994) and a higher than anticipated concentration of PDM ships requiring extensive repairs. The Company also believes the C-130 contract suffered from the continuing and escalating disruption of work on the KC-135 contract which resulted in the continuous reshuffling of the Company's labor force (see "KC-135 Contract", above).

The Company also incurred losses in conjunction with its nacelle overhaul and repair operations which suffered reduced volumes during its relocation to the Company's Clearwater facility. Additionally, the Company incurred initial ship learning expense on the launch of its B-727 "combi" conversion project at its Dothan, Alabama facility.

The Company also recorded significantly higher pension expense in 1995 compared to 1994. Pension expense increased due to higher interest cost on the projected benefit obligation and due to the fact that lower than anticipated returns on plan assets in 1994 adversely impacted actuarial assumptions for plan expense in 1995. Partially offsetting these unfavorable impacts on gross profit was an increase in efficiency on the B-727 cargo conversion program performed at the Company's Dothan, Alabama facility.

Selling, general and administrative expense increased from $15.0 million in 1994 to $19.1 million in 1995 and increased as a percent of sales from 10% in 1994 to 12% in 1995. Selling, general and administrative expense increased primarily due to the operation of the aircraft maintenance facility in Copenhagen, Denmark which began in May of 1994, the establishment of an office in Denver, Colorado, relocation and addition of staff associated with the nacelle product line and increased royalty fees resulting from increased sales associated with the aircraft cargo handling systems product line.

Interest expense was $3.3 million in 1995 and 1994. Total consolidated indebtedness was $26.7 million at December 31, 1995 versus $28.8 million at December 31, 1994. However, the effective average interest rate in 1995 on the term Credit facility was 9.88% versus 6.99% in 1994 and the effective interest rate in 1995 on the Revolving Credit facility was 10.04% versus 6.97% in 1994. The effective interest rate was higher in 1995 partially due to increased interest rates in the financial markets and partially due to the additional interest charged by the Company's primary lender as a result of the Company's failure to make certain of its required debt payments.


Other expense decreased from $0.5 million in 1994 to $0.3 million in 1995. The primary components of other expense in 1995 were $1.2 million of penalties for the late payment of federal payroll taxes stemming from timing issues related to the Company's cash flow problems, offset by $0.6 million of interest income which was primarily associated with the REA that was settled in February of 1996. The Company's cash resources were severely strained during 1995 by periodic late payments of its largest customer, the cost effect of late receipt of GFM and an unprecedented number of major structural problems on the KC-135 aircraft program (see "KC-135 Contract", above) and the cost impact of the start-up and operation of the Company's Copenhagen aircraft maintenance facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources in 1996 were significantly bolstered by the settlement of its Requests for Equitable Adjustment (REAs) with the U.S. Government. In February of 1996, the Company received $8.1 million related to specific late government furnished material (GFM) on the Company's 1990 KC-135 contract. In October of 1996, the Company received $25.0 million under an agreement with the U.S. Government with respect to all outstanding REAs on both its 1990 and 1995 KC-135 contracts (see also Part 1, Item 7. "Management's Discussion and Analysis - KC-135 Contract").

In October of 1996, the Company paid $15.0 million of principal to its primary lender from the proceeds of the settlement with the U.S. Government, with $2.8 million applied to the Senior Subordinated loan, $4.2 million to the Term Credit facility and $8.0 million to fully repay the Revolving Credit facility. In March of 1997, the Company and its primary lender executed a Second Amended and Restated Credit Agreement (the "Credit Agreement"), a Second Amended and Restated Senior Subordinated Loan Agreement (the "Subordinated Agreement") and an Amended and Restated Warrant Agreement (the "Warrant Agreement"). The Credit Agreement extended the terms of the remaining $5.0 million of principal to provide for six monthly installments of $100,000 during 1997 with the $4.4 million balance due on January 31, 1998. The Subordinated Agreement provides that the $7.2 million principal balance of the loan be repaid in sixteen equal quarterly installments on the last day of each calendar quarter, commencing on September 30, 1997 and ending on June 30, 2001. The Credit Agreement and the Subordinated Agreement also provide for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and anticipates recognizing the remaining $0.7 million subsequent to 1996.

Under the warrant agreement, the Company's primary lender holds a warrant for 4,215,753 shares of the Company's common stock. The warrant is now the subject of a repurchase agreement over a period of six quarters ending October 31, 1998. The Company has the right to repurchase the warrant with cash or by the issuance of common stock with a value equal to the difference between the $0.24 warrant exercise price and the fair market value of the common stock on specified dates. While the Company presently intends to exercise its right to repurchase the warrant with shares of common stock, it may elect to repurchase all or a portion of the warrant with cash.

Although the Company's cash position was significantly strengthened by the settlements negotiated with the U.S. Government, the Company's cash resources continued to be strained in 1996 primarily due to excessive costs on its KC-135 program, additional costs incurred for the procurement, housing and transportation of contract labor necessitated by the work stoppage of the Company's United Auto Worker (UAW) employees, delayed redelivery of KC-135 aircraft and losses incurred on various commercial aircraft maintenance contracts performed at the Company's Dothan, Alabama and Copenhagen, Denmark facilities including up-front costs associated with the Company's new B-727 quick-change conversion contract with UPS.

The Company is currently in the process of refinancing its debt. The Company has entered into discussions with a number of other institutional lenders that have expressed interest in providing debt replacement financing in the form of a term loan and a revolving line of credit in an aggregate amount sufficient to repay the Company's existing debt, including the Company's primary lender, and to provide working capital. The Company anticipates completion of the refinancing during the second quarter of 1997.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending December 31, 1996, 1995 and 1994.

The Company increased the valuation allowance associated with its deferred tax asset $2.5 million in 1996, primarily due to losses incurred at the Company's Denmark facility and for certain state net operating loss carryforwards, some of which have been disallowed based on the findings of an Alabama state tax audit.
The valuation allowance was increased $2.4 million in 1995, primarily due to losses incurred at the Company's Denmark facility. In 1994, the valuation allowance was reduced $10.5 million as the Company considered the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206 million at December 31, 1994; $25 million at December 31,
1993). The decrease in deferred tax assets in 1996 is primarily due to the reduction of the Company's pension minimum liability. The decrease in deferred tax assets in 1995 and 1994 was due primarily to the usage of net operating loss carryforwards.

The Company's pension expense as determined by its actuary for the year 1996 is $1.0 million, as compared to $2.3 million in 1995.
The Company funded its pension $0.9 million in 1996 versus $1.3 million in 1995.

The Company provides for warranty expense based on its warranty claim history and the warranty terms and conditions of each specific contract. The Company's warranty provision relates primarily to its commercial aircraft conversion programs. The Company decreased its warranty reserve $0.5 million in 1996, $0.5 million in 1995 and $0.3 million in 1994 due to the expiration of warranties and the fulfillment of warranty obligations. The Company also provided for future warranty expenditures of $0.2 million in 1996 and 1995 and $1.3 million in 1994, related to new deliveries and the modification of terms on certain outstanding warranties.

The Company recorded a $0.3 million, $0.7 million and $1.5 million provision for reductions in the valuation of its inventory in 1996, 1995 and 1994, respectively. The Company recorded the provision in order to state its inventory at the lower of cost or market and to account for obsolescence in it commercial aircraft finished goods inventory due to engineering and design changes.

The Company's accounts receivable decreased in 1996 primarily due to fewer redeliveries under the Company's KC-135 program in December of 1996 as compared to December of 1995, and the timing of such deliveries.

The Company received from the Government $8.1 million in February of 1996 and $25.0 million in October of 1996 as settlement for its Requests for Equitable Adjustment related to its 1990 and 1994 KC-135 contracts. The Company had a short term receivable of $8.1 million and a long term receivable of $4.1 million related to these settlements as of December 31, 1995. At December 31, 1994, the Company had a $3.5 million receivable related to these settlements.

Net inventory increased $3.1 million in 1996, decreased $4.1 million in 1995 and increased $2.0 million in 1994. Progress payment balances on U.S. Government contracts and net commercial customer deposits were $27.9 million, $16.9 million and $6.2 million and work in process was $43.6 million, $31.0 million and $26.0 million at December 31, 1996, 1995 and 1994, respectively. Progress payment balances and net customer deposits as a percent of gross work in process for each of the three years were 64%, 55% and 24%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts. Progress payments on these contracts are based on costs incurred, and thus the level of payments received is inversely related to the level of profitability of the Company's contracts. Cost increased on the KC-135 contract primarily due to the cost factors cited in the Company's REAs (see also Part 1, Item 7. "Management's Discussion and Analysis - KC-135 Contract").

The increase of $0.8 million in 1996 in the Company's deposits relates primarily to a security guarantee with a financial institution in conjunction with the Company's Copenhagen, Denmark facility lease agreement.

Accounts payable and accrued expenses were $26.5 million at December 31, 1996 versus $28.2 million at December 31, 1995. In April of 1996, the Company capitalized $2.2. million of interest accrued and unpaid to its primary lender from July of 1995 through April 1, 1996, in conjunction with the Eighth Amendment to the Amended and Restated Credit Agreement and the Sixth Amendment to the Amended and Restated Senior Subordinated Loan Agreement. This transaction is reflected as a non-cash financing activity. At December 31, 1996, the Company had accrued interest of $0.9 million, after reflecting the forgiveness of $0.6 million of interest by its primary lender for interest accrued but unpaid for the period of May through September of 1996.

Accounts payable and accrued expenses increased in 1995 due to an increase of $5.4 million to the Company's vendors and due to the Company's failure to timely remit $2.3 million of federal payroll tax payments. The Company used part of the proceeds of the $8.1 million REA settlement received in February of 1996 to satisfy all outstanding federal payroll tax obligations (which then approximately $4.2 million). Accrued interest payments at December 31, 1995 were $1.5 million, representing a $1.2 million increase over that due at December 31, 1994. Partially offsetting these increases to accounts payable and accrued expenses, but negatively impacting cash flow in 1995, was a reduction of $1.9 million in customer deposits.

Cash provided from operating activities funded capital improvements of $1.3 million, $2.9 million and $2.1 million in 1996, 1995 and 1994, respectively. Additionally, the Company funded principal payments to its primary lender of $15.0 million, $4.0 million and $8.0 million in 1996, 1995 and 1994, respectively, as well as $0.6 million, $0.4 million and $0.4 million on various capital leases.

CONTINGENCIES

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

FORWARD LOOKING STATEMENTS

Statements herein concerning anticipated results of operations and the Company's intent to take certain actions in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards and actions with respect to utilization and renewal of contracts, and the results of financing efforts.



























Item 8.  Financial Statements and Supplemental Data.

     The following financial statements and financial statement schedules are submitted herewith:

     Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

     Financial Statement Schedules:

          Report of Independent Public Accountants

          Schedule II - Valuation and Qualifying Accounts
































            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Precision Standard, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PRECISION STANDARD, INC. (a Colorado corporation) AND SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 6, the Company's primary lender extended the terms of approximately $4.4 million of term debt through January 31, 1998; therefore this debt has been classified as long-term in the consolidated financial statements. Also, management is in discussion with a number of lenders who have expressed interest in providing debt replacement financing. Management believes that such refinancing will be completed prior to January 1, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.






Denver, Colorado                        ARTHUR ANDERSEN LLP
March 31, 1997





                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Precision Standard, Inc.

We have audited the accompanying consolidated balance sheets of PRECISION STANDARD, INC. AND SUBSIDIARIES as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






Birmingham, Alabama                     COOPERS & LYBRAND L.L.P.
March 31, 1996, except for
Note 6, 7 and 13 as to which the date
is April 15, 1996.




               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and 1995



                                              1996          1995

                                ASSETS

Current assets:
  Cash and cash equivalents              $ 1,183,200   $  1,411,929
  Accounts receivable, net                 9,435,612     14,312,946
  Inventories                             23,183,608     21,753,009
  Prepaid expenses and other                 894,128        981,197
  U.S. Government request for
    equitable adjustment                           0      8,144,522
  Deferred taxes                           4,347,098      5,038,205
       Total current assets               39,043,646     51,641,808

Property, plant, and equipment,
  at cost:
  Leasehold improvements                  10,508,585     10,322,638
  Machinery and equipment                 18,306,506     17,933,717
                                          28,815,091     28,256,355

  Less accumulated depreciation          (15,730,794)   (13,298,748)

       Net property, plant and
       equipment                          13,084,297     14,957,607

Other non-current assets:
  Intangible assets, net of
    accumulated amortization               3,731,714      4,334,662
  Related party receivable                   269,824        269,824
  Deposits and other                       1,627,252        841,498
  U.S. Government request for
    equitable adjustment                           0      4,100,000
  Deferred taxes                           1,517,349      4,825,129
                                           7,146,139     14,371,113
      Total assets                      $ 59,274,082    $80,970,528




The accompanying notes are an integral part of these consolidated balance sheets.





                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                              1996          1995
Current liabilities:
  Current maturities of
   long-term debt                        $ 2,339,692    $   955,155
  Accounts payable and
   accrued expenses                       26,577,336     28,181,810
  Accrued warranty expenses                  858,856      1,178,636
  Estimated losses on contracts
   in progress                                87,766        203,922

       Total current liabilities          29,863,650     30,519,523
Long-term debt                            11,104,410     25,787,030
Workers' compensation reserve              3,697,901      3,717,703
Unfunded accumulated benefit
  obligation                               1,480,237      7,072,103
       Total liabilities                  46,146,198     67,096,359

Commitments and contingencies
   (Notes 6, 7, 8, 10, 11 and, 12)

Stockholders' equity:
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    12,522,646 issued and outstanding
    at December 31, 1996 and
    12,793,215 and 12,455,955
    issued and outstanding at
    December 31, 1995                          1,252          1,280
  Additional paid-in capital                 399,334        942,981
  Common stock purchase warrant            4,200,000      4,200,000
  Retained earnings                       12,287,277     16,246,824
  Deferred compensation                            0        (87,500)
  Accumulated foreign currency
    translation adjustment                   160,013        146,202
  Minimum pension liability
    adjustment                            (3,919,992)    (7,017,031)
                                          13,127,884     14,432,756
  Less-cost of treasury shares
    (337,260 shares at
    December 31, 1995)                             0       (558,587)
      Total stockholders' equity          13,127,884     13,874,169

      Total liabilities and
       stockholders' equity              $59,274,082    $80,970,528

The accompanying notes are an integral part of these consolidated balance sheets.






                 CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended December 31, 1996, 1995 and 1994

                                 1996           1995          1994

Net sales                    $130,857,722   $154,658,414  $148,495,141
Cost of sales                 115,675,503    132,456,980   125,844,149
     Gross profit              15,182,219     22,201,434    22,650,992

Selling, general, and
  administrative expenses      17,135,410     19,078,148    15,013,282
Research and development
  expense                         400,227        540,014       825,634
     Income (loss) from
      operations               (2,353,418)     2,583,272     6,812,076

Other (income) expense:
  Interest                      2,514,889      3,325,927     3,308,617
  Other, net                   (3,240,904)       337,473       490,318
     Income (loss) before
       income taxes            (1,627,403)    (1,080,128)    3,013,141
Provision (benefit) for
  income taxes                  2,332,143      2,731,214    (8,214,354)

     Net income (loss)       $ (3,959,546)  $ (3,811,342)  $11,227,495

Net Income (loss)
  per common share:
      Total                  $     (.32)    $      (.31) $        .67

Weighted average common
 shares outstanding            12,475,000    12,427,000    16,659,000


         The accompanying notes are an integral part of these
                       consolidated statements.














                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          for the years ended December 31, 1996, 1995 and 1994
                                    (Dollars and shares in thousand)
                                                                                      Accumu-
                                                                                      lated
                                                 Minimum                              Foreign   Total
                                Add'l            Pension                  Deferred    Currency  Stock-
                Common Stock    Paid-in  Ret.    Liab.     Treas. Stock   Compensa-   Transl.   holders'
               Shares  Amount   Capital  Earn.   Adjust.   Shares Amount  tion        Adjust.   Equity

Balance,
 December
 31, 1993      12,677     $1     $760   $8,831   ($4,746)    337   $(559)   $  0      $   0     $ 4,287


Exercise
 of stock
 options            4      0        3        0         0       0       0       0          0           3

Minimum
 pension
 liability
 adjustment         0      0        0        0    (3,003)      0       0       0          0      (3,003)

Issuance of
 restricted
 common
 shares           106      0      175        0         0       0       0    (175)         0           0

Net income          0      0        0   11,227         0       0       0       0          0      11,227

Balance,
 December
 31, 1994      12,787      1      938   20,058    (7,749)    337    (559)   (175)         0      12,514


Exercise
 of stock
 options            6      0        5        0         0       0       0       0          0           5




Minimum
 pension
 liability
 adjustment         0      0        0        0       732       0       0       0         0          732

Amortization
 of deferred
 compensation       0      0        0        0         0       0       0      88         0           88

Reclassifi-
 cation of
 common
 stock
 purchase
 warrant            0      0    4,200        0         0       0       0       0         0        4,200

Foreign
 currency
 translation
 adjustment         0      0        0        0         0       0       0       0       146          146

Net loss            0      0        0   (3,811)        0       0       0       0         0       (3,8ll)

Balance,
 December 31,
  1995         12,793      1    5,143   16,247    (7,017)    337    (559)    (87)      146       13,874

Exercise
 of stock
 options           55      0        3        0         0       0       0       0         0            3

Issuance of
 restricted
 shares            12      0       12        0         0       0       0       0         0           12

Retirement of
 treasury
 shares          (337)           (559)       0         0    (337)    559       0         0            0

Minimum
 pension
 liability
 adjustment         0      0        0        0     3,097       0       0       0         0        3,097

Amortization
 of deferred
 compensation       0      0        0        0         0       0       0      87         0           87

Foreign
 currency
 translation
 adjustment         0      0        0        0         0       0       0       0        14           14

Net loss            0      0        0   (3,959)        0       0       0       0         0       (3,959)

Balance,
 December 31,
 1996          12,523    $ 1   $4,599  $12,288   $(3,920)      0   $   0      0       $160      $13,128


                               The accompanying notes are an integral part
                                    of these consolidated statements.
























                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994

                                       1996           1995         1994

Cash flows from operating
  activities:
 Net income (loss)                $  (3,959,546) $ (3,811,342) $ 11,227,495
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
Depreciation and amortization         2,763,419     2,766,572     2,704,116
Provision (benefit) for
  deferred taxes                      2,136,392     2,736,445    (8,324,470)
Pension cost in excess of
  funding                                77,034     1,028,993       118,517
Provision for losses on
  receivables                           290,852       399,030       636,541
Provision for warranty expense          173,778       158,000     1,268,236
Provision for reduction in
  inventory valuation                   346,027       691,811     1,465,202
Provision for losses on
  contracts-in-process                1,286,669     1,474,598     1,010,996
Provision for losses on
  insurance receivable                        0      (119,800)            0
Loss (gain) on sale of equipment        233,499        (2,349)      (11,815)
Changes in assets and liabilities:
  Accounts receivable, trade          4,521,541       667,269     3,848,778
  Request for Equitable
   Adjustment (REA)                  12,244,522    (8,734,251)   (3,510,271)
  Insurance proceeds receivable               0             0      (200,000)
  Inventories                        (3,145,912)    4,079,087    (1,995,459)
  Prepaid expenses and other             62,191      (124,217)     (246,431)
  Intangible assets                           0       (64,645)     (248,876)
  Deposits and other                   (780,064)      162,674       (33,991)
  Accounts payable and accrued
    expenses                            744,876     7,321,030     3,919,691
  Accrued warranty expenses            (493,558)     (498,043)     (324,557)
  Estimated losses on
    contracts in progress              (116,156)   (1,345,176)      (87,789)
  Workers' compensation reserve         (19,802)       20,614       458,064

Total adjustments                    20,325,308    10,617,642       446,482

Net cash provided by
   operating activities              16,365,762     6,806,300    11,673,977
Cash flows from investing
 activities:
Insurance proceeds receivable                 0             0      (129,930)
Insurance proceeds received                   0       249,730       200,000
Proceeds from sale of equipment         393,320         5,550        12,150
Capital expenditures                 (1,325,481)   (2,909,139)   (2,140,019)
     Net cash used in
      investing activities             (932,161)   (2,653,859)   (2,057,799)
Cash flows from financing
 activities:
  Proceeds from issuance of
   common stock                           2,567         5,198         3,072
  Borrowings under revolving
   credit facility                    1,500,000    25,900,000    57,200,000
  Repayments of revolving
   credit facility                   (1,500,000)  (24,100,000)  (57,800,000)
  Principal payments under
   long-term borrowings             (15,625,127)   (4,448,397)   (8,397,185)
  Change in cash overdraft                    0      (176,120)     (622,065)
     Net cash used in
     financing activities           (15,622,560)   (2,819,319)   (9,616,178)
  Effect of exchange rate
     changes on cash                    (39,770)       78,807             0

     Net increase (decrease)
     in cash and cash
     equivalents                       (228,729)    1,411,929             0
Cash and cash equivalents,
 beginning of year                    1,411,929             0             0
Cash and cash equivalents,
 end of year                      $   1,183,200  $  1,411,929  $          0

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                      $     869,683  $ 1,906,654   $  2,897,302
    Income taxes                  $     137,000  $   155,155   $    422,768
Supplemental disclosure of
noncash investing and
financing activities:
  Interest capitalization         $   2,207,799  $         0   $          0
  Capital lease obligations
   incurred                       $     119,245  $   576,190   $    456,148


                   The accompanying notes are an integral part
                        of these consolidated statements.
















            PRECISION STANDARD, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995


1.   ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     Organization and Operations - Precision Standard, Inc. (the "Company") is primarily engaged in the maintenance and modification of large transport aircraft; the design, development, and manufacture of aerial target systems; the development and manufacture of rocket launch vehicles and guidance systems; the design and manufacture of cargo handling systems; and the manufacture of precision springs and components.

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

     Contract and Program Accounting - The Company recognizes revenue on aircraft and aerial target systems principally under the percentage-of-completion method of accounting using an output measure of progress, units of delivery for contracts with provisions for multiple deliveries, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost), for contracts where the units of delivery method is not appropriate. The Company's contracts for its rocket launch vehicles and guidance systems are primarily cost reimbursement contracts. As such, revenues are recorded as costs are incurred and as fees are earned. Provision is made to recognize estimated losses in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount becomes reasonably estimable.

     Major commercial aircraft conversion programs are planned, committed and engineered based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for commercial aircraft programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial aircraft programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries up to 10 years. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the estimated program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for design and engineering, initial tooling and special equipment, new commercial aircraft programs normally have lower operating profit margins than established programs. While the costs associated with the initial design, production and tooling of a program are amortized over the estimated program quantity, the Company periodically reassesses the profitability of the program and records losses if inherent in the program.

     Research and Development, General and Administrative Expenses-Research and development and general and administrative expenses are charged directly to earnings as incurred except to the extent estimated to be directly recoverable under U.S. Government contracts.

     Inventories - Materials and supplies are stated at the lower of average cost or market (replacement cost). Work in process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include research and development and general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

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

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations. Depreciation charged to operations amounted to $2,652,453, $2,499,774, and $2,493,948 for the years ended
     December 31, 1996, 1995, and 1994, respectively.

     Intangible Assets - Intangible assets primarily consist of supplemental type certificates which are being amortized on a straight line basis over the estimated useful lives of 20 years. Supplemental type certificates are granted by the Federal Aviation Administration in order to allow certain modifications to be made to a particular model of aircraft for commercial use.

     Income Taxes - The Company accounts for income taxes under the asset and liability method in which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Nonpension Postretirement Benefits - The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period.

     Provision for Warranty Expenses - The Company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides for future warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 1996 and 1995. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Net Income (Loss) Per Common Share - Net income (loss) per share is based on the weighted average number of outstanding common shares, excluding restricted shares and stock options, as this presentation was the more dilutive.

     Foreign Currency Translation - The consolidated financial position and consolidated results of operations of the Company's foreign operations in Copenhagen, Denmark are measured using local currency as the functional currency. Assets and liabilities of this foreign subsidiary are translated at the exchange rate in effect at each year-end. Consolidated statements of operations amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated foreign currency translation adjustments account in stockholders' equity. The cash flows from foreign operations are translated at the average rate of exchange prevailing during the year. These translated cash flows are combined with the U.S. domestic company's cash flows to arrive at amounts reported on the Consolidated Statements of Cash Flows.


     New Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS, establishes guidance for recognizing and measuring impairment losses related to long-lived assets and would require that the carrying amount of impaired long-lived assets be reduced to fair value. The adoption of SFAS No. 121 during 1996 did not have a material effect on the consolidated financial statements of the Company.

     In 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes fair value-based financial accounting and disclosure standards for transactions involving stock-based employee compensation plans and transactions related to the issuance of equity instruments to non-employees. In accordance with the provisions of SFAS 123, the Company elected to continue to apply APB No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost for options granted at prices which equal or exceed market value at the date of grant. The disclosures required by SFAS 123 are set forth in Note 10.

2.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable as of December 31, 1996 and 1995 consist of the following:

                                            1996         1995
       U.S. Government:
          Amounts billed               $ 1,188,277  $ 2,907,584
        Recoverable costs and accrued
          profit on progress
          completed - not billed         6,639,875    4,785,646
        Commercial customers:
          Amounts billed                 2,160,371    6,676,008
          Recoverable costs and
           accrued profit on
           progress completed -
           not billed                      182,396      369,858
                                        10,170,919   14,739,096
        Less allowance for doubtful
          accounts                        (735,307)    (426,150)
        Trade accounts receivable,
          net                          $ 9,435,612  $14,312,946

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 1996 and 1995.

3.   INVENTORIES

     Inventories as of December 31, 1996 and 1995 consist of the following:

                                       1996          1995

       Work in process             $43,555,521    $31,050,937
       Finished goods                3,524,575      3,858,325
       Raw materials and supplies    5,307,562      5,019,629
             Total                 $52,387,658    $39,928,891
       Less progress payments
         and customer deposits     (27,917,381)   (16,901,206)
       Less allowance for estimated
         losses on contracts in
         progress (Note 8)          (1,286,669)    (1,274,676)
                                   $23,183,608    $21,753,009

     A portion of the above inventory balances relates to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventory on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     Included in work in process are unrecovered costs at the estimated recoverable value of $2,334,105 and $1,331,891 at December 31, 1996 and 1995, respectively. These costs relate primarily to certain over-and-above type work performed on certain government and commercial contracts. Recoverability of these costs is subject to future determination through negotiation or other procedures not complete at the balance sheet dates. All of the unrecovered costs at December 31, 1995 were settled during 1996. Management expects to recover the 1996 costs in accordance with past experience.

     Also included in work in process is $2,104,108 and $2,683,124 of deferred production, initial tooling, and related nonrecurring costs (collectively referred to as deferred costs) at December 31, 1996 and 1995, respectively, related primarily to the Company's 737 conversion program. The recovery of a significant portion of these deferred costs is dependent on the number of conversions performed and actual contract prices. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial losses. Realization of the above is primarily dependent on the profitability of anticipated contracts.
     Based on studies by the Company, management believes there exists a sufficient market to enable the Company to recover these costs.

     The Company's Dothan facility will derive a significant portion of their revenue for the next 2 years in connection with their quick change conversion program. Based on studies performed by the Company, a market in excess of the Company's 20 ship program exists for such work. To date, orders for 5 ships with an option for an additional 15 have been received. Costs under this program that have been deferred and included in work in process total $3,000,000 at December 31, 1996 and include production costs, engineering and tooling costs incurred since the inception of the program less the cost of units delivered based on the anticipated average costs of producing 20 units under the program. The total cost incurred to date approximates the aggregate cost of units delivered and in process, based on the estimated average cost of all units to be sold under the program, of which $2,500,000 is not covered by existing orders. Recovery of the deferred costs is dependent upon the number of units ultimately sold and their selling prices and production costs.

     The aggregate amount of general and administrative costs incurred during 1996, 1995, and 1994 amounted to $18,424,883, $18,956,954, and $14,560,608, respectively. The amount of general and administrative costs remaining in inventories at December 31, 1996 and 1995 amounted to $1,525,633 and $1,786,373, respectively, and are associated with government contracts.

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

4.   INTANGIBLE ASSETS

     Intangible assets as of December 31, 1996 and 1995 consist of the following:
                                              1996         1995

      Debt issuance costs, fully
      amortized in 1996                   $        0   $   4,923

      Supplemental type certificates,
      net of accumulated amortization
      of $1,566,651 and $1,548,111,
      respectively.                          139,912      158,452

      Pension (see Note 11)                3,591,802    4,171,287
                                          $3,731,714   $4,334,662

     Amortization charged to operations amounted to $148,953, $204,331, and $210,168 for the years ended December 31, 1996, 1995, and 1994, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                            1996         1995

      Accounts payable                  $13,909,786  $15,870,209
      Accrued liabilities - payroll
       related                            7,889,015    7,227,657
      Customer deposits                     419,927      162,409
      Reserve for health claims             662,385    1,435,251
      Accrued interest                      882,110    1,515,389
      Current portion of self-insured
       workers' compensation reserve      1,170,099    1,150,297
      Accrued rent                          560,425      250,744
      Accrued postretirement benefits       243,000      191,000
      Other                                 841,589      378,854
                                        $26,577,336  $28,181,810


6.   LONG-TERM DEBT

     Long-term debt as of December 31, 1996 and 1995 consists of the following:

                                            1996         1995
     Revolving Credit facility
        pursuant to $8 million
        commitment; repaid in
        1996                            $         0   $ 8,000,000
     Term Credit facility;
        1996 and 1995 interest
        at 10% and 13.25%,
        respectively                      5,007,799     7,000,000
     Senior Subordinated Loan;
        1996 and 1995 interest
        at 13.5% and 14.5%,
        respectively                      7,200,000    10,000,000

     Note due to individual;
        interest at 10%, due in 1996
        collateralized by a
        security interest in
        certain equipment                   377,173       447,173

     Other obligations; interest from
        8% to 18%, collateralized
        by security interests in
        certain equipment                    859,130    1,295,012

     Total long-term debt                 13,444,102   26,742,185

     Less current maturities               2,339,692      955,155

     Long-term debt, net of
       current maturities                $11,104,410  $25,787,030

     Aggregate maturities of long-term debt at December 31, 1996 are as follows:

     Year ending December 31:
       1997                                           $2,339,692
       1998                                            6,410,341
       1999                                            1,969,851
       2000                                            1,824,218
       2001                                              900,000
       Total                                         $13,444,102

     The rates of interest applicable under the Revolving and Term Credit facilities are variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debt or increments of additional debt.

     For the years ended December 31, 1996 and 1995, the effective interest rates for the Revolving Credit facility were 10.45 percent and 10.04 percent, respectively. For the years ended December 31, 1996 and 1995, the effective interest rates for the Term Credit facility were 10.52 percent and 9.88 percent, respectively.

     The Company and its primary lender renegotiated terms and conditions of its debt and warrant agreements through a series of formal amendments in April 1996, October 1996 and March 1997. The amendments considered the Company's principal payments of $2.8 million for the Senior Subordinated loan, $4.2 million for the Term Credit facility and $8.0 million in full payment for the Revolving Credit facility. In accordance with these amendments, interest accrued through March 1996 in the amount of $2,207,799 was capitalized into the principal balance of the debt. They also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest for the period from May through September of 1996 which is being recognized prospectively as a yield adjustment. Repayment of the remaining $7.2 million Senior Subordinated loan will be paid in sixteen quarterly payments of $450,000, beginning on September 30, 1997. On March 31, 1997, the lender extended the terms of the remaining $5.0 million Term facility to provide for six installments of $100,000 during 1997 with the $4.4 million balance due on January 31, 1998.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year.
     Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. While the Company was not in compliance with certain of its financial covenants prior to the formal amendments noted above, the Company was in compliance with such covenants at December 31, 1996 under the amended agreement.

     Although the Company's cash position was significantly strengthened by the settlements negotiated with the U.S. Government, the Company's cash resources continued to be strained in 1996 primarily due to excessive program and procurement costs incurred, housing and transportation of contract labor necessitated by the work stoppage of the Company's United Auto Worker (UAW) employees and losses incurred on various commercial aircraft maintenance contracts performed. As a result of the strain on cash resources, the Company negotiated the interim financing as noted above.

     The Company is currently in the process of refinancing its debt. The Company has entered into discussions with a number of other institutional lenders that have expressed interest in providing debt replacement financing in the form of a term loan and a revolving line of credit in an aggregate amount sufficient to repay the Company's existing debt, including the Company's primary lender, and to provide working capital. The Company anticipates completion of the refinancing during the second quarter of 1997.

7.   STOCK WARRANT

     In connection with the Company's debt financing in 1988, a detachable stock warrant was issued by the Company to its primary lender to purchase 4,215,753 shares of common stock at an exercise price of $.24 per share. The warrant originally provided for mandatory repurchase periods between 1991 and 1993 based on the difference between the warrant exercise price and the appraised value of the Company's common stock at the repurchase date.

     The Company and its lender modified the warrant agreement in late 1996. The agreement states that the warrant holder may exercise the warrant any time before September 9, 2000, but to the extent the holder does not exercise the warrant, the warrant shall be redeemed in installments commencing on August 31, 1997, and the last day of each successive January, April, July, and October 31, 1998 on which date the warrant shall be fully redeemed. These redemptions may be made in cash or stock at the option of the Company based on the average price of the Company's common stock for a predetermined time period preceding the redemption date of the warrant.

8.   ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS IN PROCESS

     The Company provides for losses on uncompleted contracts in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

     The allowance for estimated losses on contracts in process as of December 31, 1996 and 1995 amounted to $1,374,435 and $1,478,598, respectively. Of these amounts at December 31, 1996 and 1995, $1,286,669 and $1,274,676, respectively is reflected as a reduction of work in process inventory.  See
     Note 3. The remaining amounts at December 31, 1996 and 1995 of $87,766 and $203,922, respectively, related to aircraft to be delivered to the Company during 1996 and 1997, respectively.

     At December 31, 1995 the Company had twenty-one KC-135 aircraft in process from the first year of the 1994 contract, all at various stages of completion. These aircraft in process continued to be impacted by late government furnished material (GFM), excess major structural repairs and other direct and constructive changes to the contract (see Note 12). The Company's independent management consultant determined a preliminary rough order magnitude of the cost impact of late GFM and excess major structural repairs for the twenty-one aircraft in work in process under the first year of the 1994 contract. Based on this preliminary rough order magnitude, the Company considered the impact of this assessment in determining that a provision for losses on the contract was not needed at December 31, 1995.

     During 1996, 1995, and 1994, the provision for estimated losses on contracts in process in the amounts of $1,286,669, $1,474,598, and $1,010,996, respectively, were recognized through charges to operations.

9.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended
     December 31, 1996, 1995, and 1994 is as follows:

                           1996           1995        1994

       Current:
        Federal      $        0    $   (18,939)   $   216,306
        State           195,751         13,708       (106,190)
       Deferred:
        Federal       1,974,219      2,880,935     (8,542,246)
        State           162,173       (144,490)       217,776
                     $2,332,143    $ 2,731,214    $(8,214,354)

     A reconciliation between income taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

                                    1996         1995           1994

Tax provision (benefit) at
 federal statutory rate         $ (553,317)   $  (367,244)   $ 1,124,709
State income taxes, net of U.S.
 federal income tax benefit        236,230        303,708      1,018,862
Penalties and meals and
 entertainment                     146,752        412,395        101,213
Change in valuation allowance    2,503,602      2,409,255    (10,452,956)
Other                               (1,124)       (26,900)        (6,182)
Provision (benefit) for
 income taxes                   $2,332,143    $ 2,731,214    $(8,214,354)

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

 Deferred tax assets (liabilities) are comprised of the following:



                                         1996               1995

  Prepaid pension costs              $(2,302,368)      $ (2,319,258)
  Pension intangible asset            (1,420,199)        (1,639,734)
  Percentage of completion            (1,566,757)          (910,677)

       Gross deferred tax
         liabilities                  (5,289,324)        (4,869,669)

  Accrued vacation                     1,361,096          1,207,627
  Inventory, accounts
    receivable and other reserves      4,552,759          4,741,255
  Federal and state loss
    carryforwards                      3,745,903          3,559,653
  Intangible assets                      274,351            557,188
  Property, plant, and equipment         495,723            623,430
  Alternative minimum tax credit
    carryforwards                        695,287            709,291
  Pension minimum liability
    adjustment                         2,764,093          4,976,459
  Foreign corporation net loss         4,279,833          2,869,772
       Gross deferred tax assets      18,169,045         19,244,675
  Deferred tax asset valuation
       allowance                      (7,015,274)        (4,511,672)
                                     $ 5,864,447       $  9,863,334


     The Company has established a valuation allowance primarily for certain non-current state net operating loss carryforwards and foreign tax losses of which the realization is uncertain. Based on the Company's projected taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets existing at December 31, 1996.

     The following table shows the various expiration dates of federal and state operating loss carryforwards as of December 31, 1996:

                 Federal      Alabama      Florida

       2001                 $10,558,534
       2002                  18,083,213
       2003                   1,298,339
       2004   $1,189,202                  $  261,343
       2005                                1,716,619
       2006    1,950,708      7,376,025    1,491,879
       2007                                  447,602
       2008                     320,470    1,323,699
       2009                     265,529    1,112,527
       2010                   2,064,871      771,780
       2011      291,778      2,707,717      286,941
              $3,431,688    $42,674,698   $7,412,390

     The alternative minimum tax credit carryforwards of $695,287 included in the deferred tax assets at December 31, 1996 do not expire.

10.  STOCK OPTIONS AND RESTRICTED SHARE PLANS

     Stock Options-On May 29, 1996, the Company's stockholders approved amendments to the Incentive Stock Option and Appreciation Rights Plan and the Nonqualified Stock Option Plan, pursuant to which a maximum aggregate of 3,000,000 shares of common stock have been reserved for grant to key personnel. The plans expire by their terms on July 10, 1999 and September 8, 1999, respectively.

     Under both plans, the option price may not be less than the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

     The Company accounts for these plans under APB opinion No. 25, under which no compensation expense has been recognized. Had compensation expense for the Company's stock option plans for awards in 1996 and 1995 been determined under SFAS No. 123 based on the options fair market value at the grant date, the Company's net loss and net loss per share would have been as reflected in the pro forma amounts indicated below:

                                          1996           1995

     Net Loss - as reported           $(3,959,546)   $(3,811,342)
     Net Loss - pro forma              (4,095,768)    (3,829,781)
     Net Loss per share - as reported       (0.32)         (0.31)
     Net Loss per share - pro forma         (0.33)         (0.31)

     The following table summarizes the changes in the number of shares under option pursuant to the plan described above:

                              Weighted             Weighted
                              Average              Average
                              Exercise             Exercise
                  12/31/96     Price    12/31/95   Price    12/31/94
Outstanding
 beginning
 of year          1,195,634    $2.24    1,127,912   $2.31     719,741
 Granted            374,000     1.37       86,125    1.24     419,000
 Exercised          (54,358)    0.66       (6,007)   1.28      (4,171)
 Forfeited          (81,840)    0.99      (12,396)   2.70      (6,658)
Outstanding
 end of year      1,433,436     2.15    1,195,634    2.24   1,127,912
Exercisable
 end of year      1,285,235             1,023,624             910,696
Estimated
 weighted
 average fair
 value of
 options granted      $0.59                 $0.75


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0%; expected volatility of .72; risk-free interest rate of 5.87%; expected life of 3.43 years. 48,750 of the options granted in 1995 vest 25% each year and the remainder of the options granted in 1995 and 1996 vest on the date of grant.

     451,295 of the 1,433,436 options outstanding at December 31, 1996 have exercise prices between $.56 and $1.05 with a weighted average exercise price of $.88 and a weighted average remaining contractual life of 3 years; all of these options were exercisable at December 31, 1996. 600,591 of the options outstanding at December 31, 1996 have exercise prices between $1.10 and $1.89 with a weighted average exercise price of $1.52 and a weighted average remaining contractual life of 6 years of which 464,873 options were exercisable at December 31, 1996. The remaining 381,550 options outstanding at December 31, 1996 have an exercise price of $4.63 and a weighted average remaining contractual life of 6 years; 369,067 of these options were exercisable at December 31, 1996.

     Deferred Compensation - In December 1994, the Company adopted a Restricted Share Plan (the Plan) designed to attract, retain, and motivate executive officers of the Company. The Plan authorizes the issuance of 105,657 common shares of beneficial interest pursuant to restricted shares issued under the Plan. In connection with the grant of shares under the Plan, the Compensation Committee determines any vesting requirements. In December of 1994 the Company issued $175,000 of restricted shares which amount was amortized over the period earned by the employee.

11.  EMPLOYEE BENEFIT PLANS

     Pension - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham, Dothan, and Leeds, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. Pursuant to this practice, the Company made contributions of $937,503, $1,250,002, and $1,271,740, in
     1996, 1995, and 1994, respectively. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Pursuant to the requirements of SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, an additional minimum pension liability of $6,990,625 and $12,659,525, representing the excess of the accumulated benefit obligation over plan assets plus prepaid pension cost, was recognized at December 31, 1996 and 1995, respectively. The additional liability has been offset by intangible assets to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost are recorded as a reduction of stockholders' equity. The intangible asset at December 31, 1996 and 1995 amounted to $3,591,802 and $4,171,287, respectively and the reduction of stockholders' equity amounted to $3,919,992 (net of tax) and $7,017,031 (net of tax) at December 31, 1996 and 1995, respectively.

     The discount rate increased from 7.25% at December 31, 1995 to 7.75% at December 31, 1996 resulting in a decrease to the accumulated benefit obligation of approximately $800,000. The additional minimum liability adjustment decreased primarily due to higher than anticipated returns on plan assets in 1996.

     The discount rate decreased from 8.75% at December 31, 1994 to 7.25% at December 31, 1995 resulting in an increase to the accumulated benefit obligation of approximately $11,000,000. The additional minimum liability adjustment decreased primarily due to higher than anticipated returns on plan assets in 1995.

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

     Net pension expense for the years ended December 31, 1996, 1995, and 1994 include the following components:




                                1996         1995          1994
      Service cost -
       benefits earned
       during the period   $ 1,287,414   $1,289,288    $ 1,456,193
      Interest cost on
       projected benefit     6,688,050    7,184,470      6,534,008
      Net amortization
       of prior service
       costs                   677,981      905,909        628,438

                             8,653,445    9,379,667      8,618,639
      Return on plan
       assets:
      Actual return        (11,831,720) (17,741,368)     3,309,034
      Deferred gain (loss)   4,192,812   10,640,696    (10,536,422)

      Net return            (7,638,908)  (7,100,672)    (7,227,388)

         Net pension
          expense          $ 1,014,537   $2,278,995    $ 1,391,251

     The significant actuarial assumptions used in determining the present value of benefit obligations as of December 31, 1996, 1995, and 1994 were as follows:

                                        1996     1995     1994

      Weighted-average discount rate    7.75%    7.25%    8.75%
      Rate of increase in future
       compensation levels              5.0%     4.5%     6.0%
      Expected long-term rate of
       return on plan assets            9.5%     9.5%     9.0%

     The following table reconciles the pension plans' funded status and the amount reported in the consolidated balance sheets at December 31, 1996 and 1995:

                                          1996           1995

     Actuarial present value of
      benefit obligations:
       Vested                          $91,239,424    $92,052,846
       Non-vested                          942,294        950,060

     Accumulated benefit
      obligation                        92,181,718     93,002,906
     Impact of future salary
      increases                          2,107,866      2,181,610

     Projected benefit obligation       94,289,584     95,184,516
     Plan assets at fair value          90,701,482     85,930,803

     Plan assets less than projected
      benefit obligation                (3,588,102)    (9,253,713)
     Unrecognized net loss               5,506,688     10,669,848
     Unrecognized prior service cost     3,591,802      4,171,287
     Minimum pension liability
      adjustment                        (6,990,625)   (12,659,525)

     Unfunded accumulated benefit
     obligation                        $(1,480,237)   $(7,072,103)

     Liabilities related to pension benefits are calculated using actuarial assumptions which are estimates. Actual experience may differ from estimated assumptions and the Company's liability may change based on actual experience. A decrease in the weighted-average discount rate used at December 31, 1996 from 7.75% to 7.25% would have increased the accumulated benefit obligation and thus the minimum pension liability adjustment and change to equity $3,993,761.

     Nonpension Postretirement Benefits - The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company provides health care benefits to both salaried and hourly retired employees at its Birmingham, Leeds, and Dothan facilities. The retirees' spouse and eligible dependents are also entitled to coverage under this defined benefit plan, as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

     The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and yearly and lifetime maximums. Currently, the plan is unfunded.

     The following table sets forth the funded status of the plan at December 31:

                                       1996      1995         1994

Accumulated postretirement
  benefit obligation:
 Retirees                           $  35,000  $  45,000    $ 25,000
Fully eligible active plan
 participants                          69,000     78,000      33,000
Other active plan participants        515,000    704,000     473,000

                                      619,000    827,000     531,000
Plan assets, at fair value                  0          0           0


Accumulated postretirement
  benefit obligation in
  excess of plan assets               619,000     827,000    531,000
Unrecognized prior period
  gain (loss)                         100,000     (83,000)   176,000
Unrecognized transition obligation   (476,000)   (553,000)  (585,000)

Accrued postretirement benefit      $ 243,000   $ 191,000  $ 122,000

Estimated postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 are composed of the following:

                                          1996      1995     1994

Service cost-benefits attributed to
  service during the period             $32,000  $ 30,000  $ 27,000
Interest cost on accumulated
  postretirement benefit obligation      44,000    61,000    40,000
Amortization of transition obligation
  over 20 years                          77,000    32,000    32,000
Amortization of unrecognized net gain    (1,000)        0    (8,000)

   Net periodic postretirement
    benefit cost                       $152,000  $123,000  $ 91,000

Actuarial assumptions used were:
                                           1996      1995     1994

 Projected health care cost trend rate     9.0%     10.5%      11.0%
 Ultimate trend rate                       5.0%      5.5%       5.5%
 Year ultimate trend rate is achieved      2004      2005       2005
 Effect of a 1% increase in the
  health care cost trend rate on the
  postretirement benefit obligation $113,000 $78,000 $45,000 Effect of a 1% increase in the health care cost trend rate on the
  aggregate of service and interest
  cost                                  $17,000    $6,000    $ 7,000
Discount rate                             7.75%     7.25%      8.75%

     The health care cost trend rate assumption has a significant effect on the amounts reported. Rates listed above represent assumed increases in per capita cost of covered health care benefits for 1996, 1995 and 1994, respectively. For future years the rate was assumed to decrease gradually and remain at the ultimate trend rate thereafter.

     Changes in various assumptions, such as the mortality, retirement ages, and termination rates were the primary cause of the $100,000, $(83,000), and $176,000 unrecognized gains/(losses) at December 31, 1996, 1995 and 1994, respectively.

     Self-Insurance - It is generally the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred.

     The Company maintains a self-insured health insurance plan for the Birmingham, Leeds, and Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $662,385 and $1,435,251 for reported and incurred but not reported claims at December 31, 1996 and 1995, respectively. Expense incurred for this plan was $6,110,803, $8,748,411, and $8,121,138, for 1996, 1995, and
     1994, respectively.

     The Company also has a self-insured workers' compensation program. The Company has a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 1996 and 1995, is $850,000 that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. Use of these funds is limited by the state. The Company has reserves of $4,868,000 for reported and incurred but not reported claims at both December 31, 1996 and 1995. Expense incurred on this plan was $1,326,571, $1,650,901, and $1,399,100, for 1996,
     1995, and 1994, respectively. The workers' compensation liability at December 31, 1996 does not include the effect of the settlement of numerous claims regarding an issue for which no estimate can be made of a range of amounts of loss that are reasonably possible should these claims be settled unfavorably.

     Self-insurance reserves are developed based on prior experience and actuarial assumptions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

     Defined Contribution Plan - The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21, and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 1996, 1995, or 1994. Employees are always 100 percent vested in their contributions.

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

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are as follows:


                                       Vehicles
                                         And
                       Facilities      Equipment        Total

    Year Ending:
       1997           $2,936,038      $ 98,745       $3,034,783
       1998            2,956,066        58,765        3,014,831
       1999            1,821,382         3,320        1,824,702
       2000            1,126,464             0        1,126,464
       2001              927,418             0          927,418
     Thereafter        7,149,105             0        7,149,105

     Total minimum
     future rental
     commitments     $16,916,473      $160,830      $17,077,303

     Total rent expense charged to operations for the years ended December 31, 1996, 1995, and 1994 amounted to $3,857,375,
     $3,909,557, and $3,128,796, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $784,852, $934,731, and $1,196,481 for the years ended December 31, 1996, 1995, and 1994, respectively.

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

     U.S. Government Request for Equitable Adjustment (REA) -
     At December 31, 1995, the Company had a receivable totaling $12.2 million in anticipation of settlement of contract REAs involving the KC-135 Programmed Depot Maintenance (PDM) contract. The REA was submitted to the U.S. Government and was for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM), excess major structural repairs and other changes to the contract. The disruption in scheduled work flow, which occurred as a result of late delivery of GFM, began in the second quarter of 1993 and continued to impact ships through December 31, 1995. During 1996, the Company received $33.1 million in satisfaction of all REAs involving the KC-135 PDM contract. This amount satisfied the $12.2 million in receivables recorded at December 31, 1995, with the remaining $20.9 million recorded in income in the accompanying 1996 consolidated statement of operations. Of this amount, $17.6 million has been reflected as sales and $3.3 million has been reflected as other income.

     Litigation - The Company is involved in various legal proceedings arising in the normal course of business.
     Management does not believe the ultimate outcome of such litigation will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.  RELATED PARTY TRANSACTIONS

     During 1996, the Company's principal shareholder provided a quarantee of up to $7.2 million of the Company's debt. No advances were made under this guarantee during 1996.

     The related party receivable reflected in the consolidated balance sheet consists of various notes receivables from an officer who is also a director, and majority stockholder of the Company.

14.  CONCENTRATION OF CREDIT RISK, GEOGRAPHIC SEGMENTS AND MAJOR
     CUSTOMERS

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

     Aggregate sales to customers in foreign countries, principally in Europe, account for approximately 14 percent, 15 percent, and 7 percent of the Company's net sales for the years ended December 31, 1996, 1995, and 1994, respectively. Sales to major customers which accounted for 10 percent or more of the Company's net sales were as follows:

                                1996        1995         1994

      U.S. Government      $84,055,502  $91,632,344  $98,124,351

15.  LABOR CONTRACTS

     The Company's contract with the United Auto Workers (UAW) at its Pemco Aeroplex, Inc. division in Birmingham, Alabama and its Hayes Targets division in Leeds, Alabama expired in July, 1996. Following contract expiration, the Company's approximately 900 UAW employees voted to stop work at these facilities. The primary disagreement between the Company and its UAW employees centered on the Company's proposal to modify job classifications and descriptions which the Company deemed critical to its ability to increase efficiency and remain competitive. Production and shipments continued by using management and supervisory personnel and by employment of temporary replacement workers.

     On March 21, 1997, the UAW voted to accept the Company's proposed three year labor term, ending the strike. The terms include the modification in job classifications sought by the Company but also provide for employee training in performing different jobs. Additionally, the strike provided for wage increases, improvements in vacation, overtime and insurance benefits.

     The Company's contract with the International Machinist Union at its Pemco Aeroplex, Inc. division in Dothan, Alabama representing approximately 20% of the Company's workforce expires in July, 1997. Though management does not anticipate that the July 1997 contract negotiations will have a significant effect on the Company's consolidated financial position, there can be no assurance that a work stoppage would not occur during contract negotiations and that losses will not result during such a work stoppage.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1996 and 1995, the carrying amounts of accounts receivable and accounts payable are estimated to approximate fair values.

     As of December 31, 1996 and 1995, the carrying amounts of long-term debt of $13,444,102 and $26,742,185 were estimated to approximate fair values given the number of recent amendments and renegotiations of debt in recent months.

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



























































                    SUPPLEMENTARY INFORMATION




















            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON SUPPLEMENTARY INFORMATION



To Precision Standard, Inc. and Subsidiaries:


Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements as of December 31, 1996 and for the year ended taken as a whole. The schedule listed in the index of financial statements as of December 31, 1996 and for the year ended is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of December 31, 1996 and for the year then ended and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





Denver, Colorado                             ARTHUR ANDERSEN LLP
March 31, 1997
























                REPORT OF INDEPENDENT ACCOUNTANTS
                  ON SUPPLEMENTARY INFORMATION



Board of Directors and Stockholders
Precision Standard, Inc.


Our report on the consolidated financial statements of Precision Standard, Inc. and Subsidiaries is included on page __ of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules as of and for the years ended December 31, 1995 and 1994 listed on the index on page __ of this Form 10-K.


In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.
Birmingham, Alabama
March 31, 1996, except for
Note 6, 7 and 13 as to which date is
April 15, 1996


















                    PRECISION STANDARD, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the periods ended December 31, 1996, 1995 and 1994

             Balance At         Additions                       Balance
             Beginning  Charged To   Charged To                 At End of
Description  Of Period   Expense       Assets    Deductions      Period

1996

Allowance
 for
 doubtful
 accounts   $  426,150  $  290,852     $ 18,305   $         0   $  735,307

Estimated
 losses on
 contracts
 in
 progress      203,922           0            0      (116,156)      87,766

Estimated
 losses on
 work in
 process     1,274,676   1,286,669            0    (1,274,676)   1,286,669

Reserve for
 obsolete
 inventory   4,986,013     346,027            0    (2,289,204)   3,042,836

Reserve for
 warranty
 expense     1,178,636     173,778            0      (493,558)     858,856

Deferred
 tax asset
 valuation
 allowance   4,511,672   2,503,602            0             0    7,015,274
   Total   $12,581,069  $4,600,928     $ 18,305  $ (4,173,594) $13,026,708

1995

Allowance
 for
 doubtful
 accounts   $  867,206  $  399,030     $      0   $  (840,086)  $  426,150

Estimated
 losses on
 contracts
 in
 progress    1,345,176     203,922            0    (1,345,176)     203,922

Estimated
 losses on
 work in
 process       161,153   1,274,676            0      (161,153)   1,274,676

Reserve for
 obsolete
 inventory   4,602,223     834,684      283,902      (734,796)   4,986,013

Reserve for
 warranty
 expense     1,518,679     158,000            0      (498,043)   1,178,636

Deferred
 tax asset
 valuation
 allowance   2,102,417   2,409,255            0             0    4,511,672
   Total   $10,596,854  $5,279,567     $283,902  $ (3,579,254) $12,581,069

1994

Allowance
 for
 doubtful
 accounts   $  207,957  $  636,541    $ 26,892   $     (4,184)  $  867,206

Estimated
 losses on
 contracts
 in
 progress      583,122     849,843           0        (87,789)   1,345,176

Estimated
 losses on
 work in
 process       321,827     161,153           0       (321,827)     161,153

Reserve for
 obsolete
 inventory   2,809,531   1,465,202     407,785        (80,295)   4,602,223

Reserve for
 warranty
 expense       575,000   1,268,236           0       (324,557)   1,518,679


Deferred
 tax asset
 valuation
 allowance  12,555,373           0            0   (10,452,956)   2,102,417
   Total   $17,052,810  $4,380,975     $434,677  $(11,271,608) $10,596,854




Item 9.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

          See the Company's Form 8-K dated December 30, 1996 filed with the Commission on January 6, 1997, Form 8-K/A dated December 30, 1996 filed with the Commission on January 13, 1997, and Form 8-K dated January 14, 1997 filed with the Commission on January 21, 1997, all of which are incorporated herein by reference.

                            PART III

Item 10.   Directors and Executive Officers of the Company.

          Information regarding the directors and executive officers of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section of the Company's definitive 1997
Proxy Statement.

Item 11.   Executive Compensation.

          Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE
COMPENSATION" section of the Company's definitive 1997 Proxy
Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

          Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT" section of the Company's definitive 1997 Proxy
Statement.

Item 13.   Certain Relationships and Related Transactions.

          Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS
WITH MANAGEMENT AND OTHERS" section of the Company's definitive
1997 Proxy Statement.

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

          b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1996.

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

               16        Not applicable.

               18        Not applicable.

               21        Subsidiaries of the Company.

               22        Not applicable.

               23.1      Consent of Coopers & Lybrand LLP

               23.2      Consent of Arthur Andersen LLP

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

                               PRECISION STANDARD, INC.


Dated:                         By:
                                  Matthew L. Gold, President
                                  (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity                     Date



                            Chairman, President          3/31/97
Matthew L. Gold             Chief Executive Officer
                            and Director
                            (Principal Executive Officer)


                            Vice President               3/31/97
Timothy A. Rabon            and Treasurer
                            (Principal Financial
                            and Accounting Officer)


Donald C. Hannah            Director                     3/31/97




                            Director                     3/31/97
George E. R. Kinnear II



                            Director                     3/31/97
Thomas C. Richards



                            Director                     3/31/97
J. Ben Shapiro, Jr.