Form 10-Q
period 1997-03-31
PRECISION STANDARD INC
filed 1997-05-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
March 31, 1997

                    PRECISION STANDARD, INC.

     (Exact Name of Registrant as Specified in its Charter)

        Colorado                        84-0985295
(State of Incorporation)    (I.R.S. Employer Identification No.)

                        1225 17th Street
                           Suite 1800
                    Denver, Colorado 80202
            (Address of Principal Executive Offices)
                        (303) 292-6565
      (Registrant's telephone number, including area code)

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,575,536 shares
Common Shares                   Outstanding at May 7, 1997








PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                         March 31,       December 31,
                                            1997            1996
                                        (Unaudited)

Current assets:
  Cash and cash equivalents            $   369,680       $ 1,183,200
  Accounts receivable, net               9,565,688         9,435,612
  U.S. Government request for
    equitable adjustment, net              238,743                 0
  Inventories                           24,241,390        23,183,608
  Prepaid expenses and other             1,063,691           894,128
  Deferred taxes                         4,347,098         4,347,098

        Total current assets            39,826,290        39,043,646

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,446,706        10,508,585
  Machinery and equipment               18,423,640        18,306,506
                                        28,870,346        28,815,091

Less accumulated depreciation           16,338,373        15,730,794

        Net property, plant
         and equipment                  12,531,973        13,084,297

Other assets:
  Intangible assets, net of
     accumulated amortization            3,727,079         3,731,714
  Related party receivable                 269,824           269,824
  Deposits and other                       376,233         1,627,252
  Deferred taxes                         1,517,349         1,517,349
                                         5,890,485         7,146,139
        Total other assets             $58,248,748       $59,274,082


            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,       December 31,
                                           1997             1996
                                        (Unaudited)

Current liabilities:
  Current maturities of long-term
   debt                                 $ 7,046,111      $ 2,339,692
  Accounts payable and accrued
   expenses                              28,021,445       26,577,336
  Accrued warranty expenses                 681,831          858,856
  Estimated losses on contracts
   in progress                               87,766           87,766

          Total current liabilities      35,837,153       29,863,650

Long-term debt, net of current
  maturities                              6,191,055       11,104,410
Long-term portion of self-insured
  workers' compensation reserve           3,739,399        3,697,901
Unfunded accumulated benefit
  obligation                              1,480,237        1,480,237
          Total liabilities              47,247,844       46,146,198

Stockholders' equity:
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    12,975,973 and 12,522,646 shares
    issued and outstanding at
    March 31, 1997 and December 31,
    1996, respectively                        1,257            1,252

  Common stock purchase warrant           4,200,000        4,200,000
  Additional paid-in capital                400,359          399,333
  Retained earnings                       9,759,896       12,287,278
  Translation adjustments                   196,884          160,013
  Minimum pension liability
    adjustment                           (3,557,492)      (3,919,992)
  Total stockholder's equity             11,000,904       13,127,884

          Total liabilities and
          stockholders' equity          $58,248,748      $59,274,082

            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three           Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                            1997            1996
                                        (Unaudited)      (Unaudited)

Net sales                               $35,017,730      $ 26,547,405
Cost of sales                           (31,801,908)      (24,124,477)
     Gross profit                         3,215,822         2,422,928

Selling, general and
  administrative expenses                (5,035,790)       (3,470,101)
Research and development expense           (245,444)         (152,530)
     Income (loss) from operations       (2,065,412)       (1,199,703)

Other expense:
  Interest expense                         (325,394)         (870,503)
  Other, net                                (70,576)           75,072
     Income (loss) before income
     taxes                               (2,461,382)       (1,995,134)

Provision for income taxes                  (66,000)          (46,734)

     Net income (loss)                  $(2,527,382)     $ (2,041,868)

Loss per common share and
  common equivalent share (Note 4):
  Net loss                                    ($.20)            $(.16)
Weighted average number of
common shares outstanding                12,749,310        12,464,177

            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three             Three
                                        Months Ended      Months Ended
                                          March 31,         March 31,
                                            1997              1996
                                        (Unaudited)       (Unaudited)

Cash flows from operating activities:
  Net income (loss)                     $(2,527,382)     $(2,041,868)
  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization             622,297          711,916
  Pension cost in excess of
     funding                                362,500          (39,799)
  Provision for losses on
     work in process                              0          293,924
  Loss on disposition
     of equipment                                 0            4,514

  Changes in assets and liabilities:
          Accounts receivable              (182,986)       1,202,525
          Inventories                    (1,170,045)      (1,867,195)
          Prepaid expenses and
           other assets                    (207,734)      (1,471,871)
          Intangible assets                       0          (50,000)
          U.S. Government request for
           equitable adjustment, net       (238,743)       7,315,522
          Deposits and other              1,251,019            1,159
          Accounts payable and
            accrued expenses              1,713,759       (4,593,303)
          Accrued warranty expense         (177,025)         (66,089)
             Self-insured workers'
            compensation reserve             41,500
          Total adjustments               2,014,542        1,441,303
     Net cash used in operating
     activities                            (512,840)        (600,565)

Cash flows from investing activities:
     Capital expenditures                   (77,320)        (304,454)
                                                  0
     Net cash used in
     investing activities               $   (77,320)     $  (304,454)

            The accompanying notes are an integral part of
               these consolidated financial statements.



               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                           Three            Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                           1997             1996
                                        (Unaudited)      (Unaudited)

Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $      1,030     $     1,734

  Principal payments under
     long-term obligations                  (206,939)       (134,698)

     Net cash used in
     financing activities                   (205,909)       (132,964)

     Effect of exchange rate changes
     on cash and cash equivalents            (17,451)        (19,906)

Net increase (decrease) in cash
  and cash equivalents                      (813,520)     (1,057,889)

Cash and cash equivalents
  beginning of period                      1,183,200       1,411,929

Cash and cash equivalents
  end of period                         $    369,680      $  354,040

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $    387,327      $   20,430
     Income taxes                            107,000          25,800


            The accompanying notes are an integral part of
               these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Form 10-K.

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

3.   INVENTORIES

     Inventories consist of the following:

                                     March 31,      December 31,
                                       1997            1996
                                   (Unaudited)

      Work in-process              $40,996,184      $43,555,521
      Finished goods                 3,391,612        3,524,575
      Raw materials and supplies     5,660,861        5,307,562
      Total                        $50,048,657      $52,387,658

      Less progress payments
        and customer deposits      (25,805,388)     (27,917,381)
      Less allowance for
        estimated losses on
        contracts in progress           (1,879)      (1,286,669)
                                   $24,241,390      $23,183,608


4.   EARNINGS PER COMMON SHARE

     The computation of loss per common share in 1996 and 1997 is based on the weighted average number of outstanding common shares. The inclusion of stock options and stock warrants would be antidilutive.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, ("SFAS") No. 128 (the "Statement"), Earnings per Share. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and will make them comparable to international EPS standards. It will replace the presentation of primary EPS with a presentation of basic EPS and will require dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at December 31, 1997. Because all contingent shares of common stock (i.e. options and warrants) are anti-dilutive at March 31, 1997 and 1996, there would be no effect on the reported earnings per share under SFAS No. 128 for these periods.

5.   NOTES PAYABLE

                                         March 31,  December,31,
                                          1997         1996
                                       (Unaudited)

     Short-term debt consists of
     the following:

     Term Credit facility             $ 5,007,799   $   607,799
     Senior Subordinated Loan           1,350,000       900,000

     Note due to individual, bears        307,173       377,173
     interest at 10% collateralized
     by a security interest in
     certain equipment


     Other obligations                    381,139       454,720
     collateralized by security
     interests in certain
     equipment
                                      $ 7,046,111   $ 2,339,692


     Long term debt consists of
     the following:

     Term Credit facility                     -0-     4,400,000
     Senior Subordinated Loan           5,850,000     6,300,000

     Other obligations,                   341,055       404,410
     collateralized by security
     interests in certain
     equipment
                                      $ 6,191,055   $11,104,410

     Total debt                       $13,237,166   $13,444,102

     The Company and its primary lender renegotiated terms and conditions of its debt and warrant and executed new agreements in March 1997. During 1996, the Company made principal payments of $2.8 million for the Senior Subordinated loan, $4.2 million of the Term Credit facility and $8.0 million in full payment for the Revolving Credit facility. In accordance with these new agreements, interest accrued through March 1996 in the amount of $2,207,799 was capitalized into the principal balance of the debt. The new agreements also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest for the period from May through September of 1996 which is being recognized prospectively as a yield adjustment.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial covenants. While the Company was not in compliance with certain of its financial covenants prior to the new agreements noted above, the Company was in compliance with such covenants at March 31, 1997 under the new agreements.

     Although the Company's cash position was significantly strengthened by the settlements negotiated with the U.S. Government during 1996, the Company's cash resources continued to be strained in 1997 primarily due to excessive program and procurement costs incurred, increased costs associated with the work stoppage of the Company's United Auto Worker (UAW) employees which ended March 31, 1997, and losses incurred on various commercial aircraft maintenance contracts performed.

     The Company is currently in the process of refinancing its debt. The Company has entered into discussions with a number of institutional lenders that have expressed interest in providing debt financing in the form of a term loan and a revolving line of credit.

6.   CONTINGENCIES

     The Company is preparing a Request for Equitable Adjustment
     (REA) related to its H-3 helicopter contract with the U.S. Government. The primary grounds for this REA are delays in government furnished material (GFM), increased cost of pilot services, and late delivery of technical data. The Company's independent management consultant has determined a preliminary rough order of magnitude of the cost impact under the H-3 contract. Based on this assessment, the Company has recorded a receivable of $238,000 net of reserves in the first quarter of 1997. The Company believes that the evidence in support of the proposed REA is objective and verifiable and reasonable in view of the work performed and the increased costs are not the result of any deficiencies in the Company's performance. However, should the Company's REA ultimately be disallowed by the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $238,000.


ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended March 31, 1997
versus three months ended March 31, 1996

Revenues for the first quarter of 1997 increased 32% from $26.5 million in 1996 to $35.0 million in 1997. Government sales increased 28% in 1997, from $15.8 million in 1996 to $20.2 million in 1997. Commercial sales increased 38% in 1997, from $10.7 million in 1996 to $14.8 million in 1997. The Company's mix of business between government and commercial customers shifted from 40% commercial and 60% government in 1996 to 42% commercial and 58% government in 1997.

The increase in government sales in the first quarter of 1997 was due primarily to an increase in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries and an adjustment to the timing of contract billings under the KC-135 program. Nine aircraft were redelivered in 1997 versus eight aircraft in 1996.
As a result of the re-negotiation of certain contract provisions with the Government during 1996, the Company is allowed to bill for over-and-above costs as incurred, which accelerates the receipt of payments under the KC-135 contract.

Government sales also increased due to an increase in the number of redeliveries under the Company's C-130 contract. The Company redelivered two PDM aircraft and four drop-ins in 1997 versus one
PDM aircraft and no drop-in aircraft in 1996.

The Company's commercial sales increased primarily due to an increase in the number of 727 cargo conversion redeliveries (four in 1997 versus one in 1996) and increases in redeliveries under aircraft maintenance contracts. Adding to this increase in sales was an increase in volume of approximately $.7 million at the Company's Pemco World Air Services facility in Copenhagen, Denmark.

The ratio of cost of sales ($31.8 million in 1997; $24.1 million in 1996) to net sales ($35.0 million in 1997; $26.5 million in 1996) remained constant at 91% in the first quarter of 1996 and at 91% in 1997. However, the resultant increase in gross profit was offset by increased costs incurred under the Company's KC-135 PDM program due to the UAW work stoppage.

The Company incurred more than $6.6 million in incremental strike related costs during the UAW work stoppage. While the majority of those costs were incurred in 1996, approximately $5.5 million will be accounted for throughout 1997 as aircraft incurring those costs are redelivered and booked into revenue. These amounts are primarily attributable to the high cost of contract labor, training, housing and transportation costs for replacement workers, as well as increased security costs during the strike period.

Revenues at the Copenhagen aircraft facility increased approximately 24% in the first quarter of 1997 as compared to 1996. Operating losses were slightly greater (7%) at the facility due to the utilization of contract labor necessary to meet the demands caused by the substantial increase in workload.

Selling, general and administrative expense (SG&A) increased from $3.5 million in the first quarter of 1996 to $5.0 million in 1997 and increased as a percent of sales from 13% in 1996 to 14% in 1997. SG&A increased primarily due to an increase in the amount of commercial work in process. Under Generally Accepted Accounting Principles, SG&A incurred for commercial contracts must be accrued and recognized in the current period, whereas SG&A related to government contracts are inventoried until redelivery of the aircraft or shipment of the product.

Interest expense was $0.3 million in the first quarter of 1997 versus $0.9 million in 1996. From March of 1996 to March of 1997, the Company paid $4.2 million in principal against its Term Credit facility. The effective average interest rate in the first quarter of 1997 on the Term Credit facility was 10% versus 12.40% in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources continued to be strained in 1997 primarily due to additional costs incurred in connection with the work stoppage of the Company's UAW employees at the Birmingham facility which ended on March 31, 1997, excessive costs on its KC-135 program, delayed redelivery of KC-135 aircraft, and losses incurred on various commercial aircraft maintenance contracts performed at the Company's Dothan, Alabama and Copenhagen, Denmark facilities.

In October of 1996, the Company paid $15.0 million of principal to its primary lender from the proceeds of the settlement with the U.S. Government, with $2.8 million applied to the Senior Subordinated loan, $4.2 million to the Term Credit facility and $8.0 million to fully repay the Revolving Credit facility. In March of 1997, the Company and its primary lender executed a Second Amended and Restated Credit Agreement (the "Credit Agreement"), a Second Amended and Restated Senior Subordinated Loan Agreement (the "Subordinated Agreement") and an Amended and Restated Warrant Agreement (the "Warrant Agreement"). The Credit Agreement and the Subordinated Agreement provide for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and anticipates recognizing the remaining $0.7 million over the years 1997 through 2001. During 1997, the Company will recognize $.3 million allocated equally to each quarter. The balance of $.4 million will be taken pro-rata over the period 1998 through 2001. Details of these agreements are contained in the Company's 1996 Form 10-K.

The Company is currently in the process of refinancing its debt.
The Company has entered into discussions with a number of institutional lenders that have expressed interest in providing debt financing in the form of a term loan and a revolving line of credit.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the quarters ending March 31, 1997 and 1996.

The Company's pension expense as determined by its actuary for the year 1997 is $1.45 million, as compared to $1.0 million in 1996. In the first quarter of 1997, the Company made no contributions to the pension plan and expensed approximately $0.36 million. In the first quarter of 1996, the Company funded approximately $0.3 million and expensed approximately $0.25 million.

Accounts payable and accrued expenses increased in the first quarter of 1997 due to continued cash constraints and the increase in workload at the Company's various facilities. Accrued interest payments at March 31, 1997 were $0.3 million, representing a $0.6 million reduction over that due at March 31, 1996. This reduction in interest was primarily due to the debt principal paid during 1996 and a reduction in the overall average interest rate in 1997.

The Company did not record a provision for losses on work in process for the first quarter of 1997. However, in the first quarter 1997, the Company recognized $1.3 million of reserves for losses attributable to work in process in 1996. In the first quarter of 1996, the Company recorded a $1.3 million provision for losses on certain of its commercial and government contracts which were performed at the Dothan facility.

Net inventories increased $1.1 million in the first quarter of 1997 primarily due to a recognition of reserves for estimated losses on contracts in progress of $1.3 million and a reduction in net work in process caused by a reduction in progress payment balances.
(See Note 3 to Financial Statements).

Cash provided from the Company's operating activities funded $.5 million used in the Company's operations, $0.1 million for capital improvements, and $0.2 million for payments on various capital leases in the first quarter of 1997. Additionally, the Company paid $0.4 million in interest and $0.1 million in taxes. In the first quarter of 1996, the Company used $0.6 million of cash for operating activities, $0.3 million for capital improvements, and $0.1 million for payments on various capital leases.

During 1995, 1996 and 1997, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at March 31, 1997 and 1996:

                                 1997        1996

          U.S. Government     $135,618    $100,498
          Commercial            33,992      18,342
                              $169,610    $118,840

As of March 31, 1997, 80% of the Company's backlog related to work for the U.S. Government versus 85% for the period ending March 31, 1996. The Company's Government backlog increased $35 million primarily related to a contract for sounding rocket launches awarded to its Space Vector subsidiary.

The Company's commercial backlog at March 31, 1997 increased $15 million from the prior year primarily due to increased orders at the Company's Dothan, Copenhagen, and Nacelles facilities.

Approximately $49.1 million of the 1997 backlog and $44.2 million of the 1996 backlog reported above is firm but unfunded. Additionally, the Company has an estimated $261 million of backlog associated with the option periods for the KC-135 contract and the HERA program which are not reflected above. The Company also currently estimates it will receive orders for approximately $15.4 million for additional work related to existing contracts; this amount is not included in the numbers above.

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

FORWARD LOOKING STATEMENTS

Statements contained herein concerning anticipated results of operations, the outcome of pending and future litigation, the completion of refinancing, the outcome of audits, reviews and investigations by the U.S. Government, the outcome of REAs filed with the U.S. Government, and the Company's intent to take certain actions in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, litigation risks, the actual performance of work under contract, customer contract awards and actions with respect to utilization and renewal of contracts, and the results of financing efforts.

                     PRECISION STANDARD,INC.

                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

In May 1997, the Company's Pemco Aeroplex subsidiary received a letter from the Department of Justice indicating that the Government may bring a civil action against Pemco under the False Claims Act arising out of the sale of C-130 wings to Pemco. If any such action is brought, the Company believes that Pemco has valid defenses and that it will prevail if litigation is instituted.

In American International Airway, Inc. v. GATX Capital Corporation, et al., U.S.D.C., N.D. Cal., the owner of two aircraft converted under a Supplementary Type Certificate for 747 cargo conversions owned by GATX and others, sued GATX and various other defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which had been so converted were restricted to carrying reduced payloads. The Company's Pemco Aeroplex subsidiary has been named as one of seven defendants in the case because of allegedly improper engineering work performed in the 1980's by its predecessor, Hayes International. The complaint, which was served on Pemco on February 5, 1997, alleges violations of the Racketeer Influenced and Corrupt Organization Act
(RICO), conspiracy, and negligence against Pemco. Pemco has filed a motion to dismiss the complaint. Pemco believes the allegations made against it are without merit and intends to vigorously defend this claim.

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          a)   Exhibits




          4.1 Second Amended and Restated Credit Agreement between Precision Standard, Inc. and Bank of America
               National Trust and Savings Association entered into as of December 31, 1996.

          4.2 Second Amended and Restated Senior Subordinated Loan Agreement between Precision Standard, Inc. and Bank of America National Trust and Savings Association entered into as of December 31, 1996.

          4.3  Amended and Restated Warrant issued by Precision
               Standard, Inc. to the Bank of America National
               Trust and Savings Association entered into as of December 31, 1996.

          27   Financial Data Schedule

          b)   Reports on Form 8-K

               Reports on Form 8-K and Form 8-K/A dated December 30, 1996 under Item 4 were filed with the Commission on January 6, 1997 and January 13, 1997, respectively. In addition, a Report on Form 8-K dated January 14, 1997 under Item 4 was filed with the Commission January 21, 1997.


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRECISION STANDARD, INC.



Date:       5/14/97                By:  /s/ Matthew L. Gold
                                         Matthew L. Gold
                                         Chairman, President and
                                         Chief Executive Officer




Date:       5/14/97                By:  /s/ Timothy A. Rabon
                                         Timothy A. Rabon
                                         Vice President
                                         and Treasurer
                                         (Principal Financial
                                         and Accounting Officer)