Form 10-Q
period 1997-06-30
PRECISION STANDARD INC
filed 1997-08-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 1997

                    PRECISION STANDARD, INC.

     (Exact Name of Registrant as Specified in its Charter)

        Colorado                        84-0985295
(State of Incorporation)    (I.R.S. Employer Identification No.)

                        1225 17th Street
                           Suite 1800
                            Denver, Colorado 80202
            (Address of Principal Executive Offices)
                        (205) 591-3009
      (Registrant's telephone number, including area code)

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

Class of Securities              Outstanding Securities
$.0001 Par Value                 12,587,872 shares
Common Shares                    Outstanding at June 30, 1997









PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                          June 30,       December 31,
                                            1997            1996
                                        (Unaudited)

Current assets:
  Cash and cash equivalents            $         0       $ 1,183,200
  Accounts receivable, net              10,732,710         9,435,612
  Inventories                           25,601,539        23,183,608
  Prepaid expenses and other             1,547,136           894,128
  Deferred taxes                         4,347,098         4,347,098

        Total current assets            42,228,483        39,043,646

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,529,455        10,508,585
  Machinery and equipment               18,488,158        18,306,506
                                        29,017,613        28,815,091

Less accumulated depreciation           16,944,290        15,730,794

        Net property and equipment      12,073,323        13,084,297

Other assets:
  Intangible assets, net of
     accumulated amortization            3,722,444         3,731,714
  Related party receivable                 269,824           269,824
  Deposits and other                       426,137         1,627,252
  Deferred taxes                         1,517,349         1,517,349
                                         5,935,754         7,146,139

        Total assets                   $60,237,560       $59,274,082


            The accompanying notes are an integral part of
               these consolidated financial statements.



               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                          June 30,       December 31,
                                            1997            1996
                                        (Unaudited)

Current liabilities:
  Current maturities of long-term
   debt                                   7,426,260      $ 2,339,692
  Accounts payable and accrued
   expenses                              34,841,152       26,577,336
  Accrued warranty expenses                 658,453          858,856
  Estimated losses on contracts
   in progress                               87,766           87,766

          Total current liabilities      43,013,631       29,863,650

Long-term debt, net of current
  maturities                              5,706,589       11,104,410
Long-term portion of self-insured
  workers' compensation reserve           3,631,734        3,697,901
Unfunded accumulated benefit
  obligation                              1,480,237        1,480,237
          Total liabilities              53,832,191       46,146,198

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  12,587,872 and 12,522,646
  issued and outstanding at
  June 30, 1997 and December 31,
  1996, respectively.                         1,257            1,252

  Common stock purchase warrant           4,200,000        4,200,000
  Additional paid-in capital                399,328          399,333
  Retained earnings                       4,770,279       12,287,278
  Translation adjustments                   229,494          160,013
  Minimum pension liability adjustment   (3,194,989)      (3,919,992)
  Total stockholder's equity              6,405,369       13,127,884

           Total liabilities and stock-
           holders' equity              $60,237,560      $59,274,082

            The accompanying notes are an integral part of
               these consolidated financial statements.



               PRECISION STANDARD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three           Three
                                        Months Ended    Months Ended
                                          June 30,        June 30,
                                            1997            1996
                                        (Unaudited)     (Unaudited)

Net sales                               $35,715,685     $35,808,708
Cost of sales                            34,443,050      31,822,496
     Gross profit                         1,272,635       3,986,212

Selling, general and
  administrative expenses                (5,388,449)     (4,474,576)
Bad debts recovery (expense)                    (62)         54,385
Research and development expense           (248,285)        (75,949)
     Income (loss) from operations       (4,364,161)       (509,928)

Other expense:
  Interest expense                         (324,697)       (808,536)
  Other, net                               (255,758)         42,276
     Income (loss) before income taxes   (4,944,616)     (1,276,188)

Income tax expense                          (45,000)       (662,151)

     Net loss                           $(4,989,616)    $(1,938,339)


Loss per common share:
 Primary:
  Before extraordinary item             $      (.39)    $      (.16)
  Extraordinary item

    Total                               $      (.39)    $      (.16)

Fully diluted:
  Before extraordinary item             $      (.39)    $      (.16)
  Extraordinary item

    Total                               $      (.39)    $      (.16)

Weighted average number of common
shares outstanding                       12,781,922      12,471,080




            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Six            Six
                                        Months Ended   Months Ended
                                          June 30,       June 30,
                                            1997           1996
                                        (Unaudited)    (Unaudited)

Net sales                               $70,733,415    $62,356,113
Cost of sales                            66,244,958     55,946,973
   Gross profit                           4,488,457      6,409,140

Selling, general and
  administrative expenses               (10,424,239)    (7,944,677)
Bad debts recovery (expense)                    (62)        54,385
Research and development expense           (493,729)      (228,479)
   Income (loss) from operations         (6,429,573)    (1,709,631)

Other expense:
  Interest expense                         (650,091)    (1,679,039)
  Other, net                               (326,334)       117,348
   Income (loss) before income taxes     (7,405,998)    (3,271,322)

Income tax expense                         (111,000)      (708,885)

   Net loss                             $(7,516,998)   $(3,980,207)

Loss per common share:
 Primary:
   Before extraordinary item            $      (.59)   $      (.32)
   Extraordinary item                            -              -

    Total                               $      (.59)   $      (.32)

Fully diluted:
   Before extraordinary item            $      (.59)   $      (.32)
   Extraordinary item                            -              -

    Total                               $      (.59)   $      (.32)

Weighted average number of common
shares outstanding                       12,695,497     12,467,629




            The accompanying notes are an integral part of
               these consolidated financial statements.




               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Six               Six
                                        Months Ended      Months Ended
                                        June 30, 1997     June 30, 1996
                                         (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net loss                              $(7,516,998)      $(3,980,208)
  Adjustments to reconcile
     net loss to net cash
     provided (used) from operating
     activities:
  Depreciation and amortization           1,239,771         1,463,705
  Pension cost in excess of
     funding                                725,003           194,768
  Provision for losses on
     receivables                                  0           249,118
  Provision for deferred taxes                    0           615,000
  (Gain) loss on disposition
     of equipment                                 0            63,343

  Changes in assets and liabilities:
          Accounts receivable             (1,155,705)       1,845,118
          Inventories                     (2,593,280)      (2,182,939)
          Prepaid expenses and
           other assets                     (722,461)        (491,241)
          Intangible assets                        0         (125,490)
          U.S. Government request for
           equitable adjustment, net        (238,743)       2,448,522
          Deposits and other               1,201,115         (496,884)
          Accounts payable and
            accrued expenses               8,731,977           48,878
          Accrued warranty expense          (200,403)        (125,159)
          Estimated losses on
            contracts in progress                  0         (103,922)
          Self-insured workers'
            compensation reserve             (66,167)               0
          Total adjustments                6,921,107        3,402,817
     Net cash provided (used) by
     operating activities                   (595,891)        (577,391)

Cash flows from investing activities:
     Capital expenditures                   (238,310)        (929,617)
     Insurance proceeds receivable                 0
     Proceeds from sale of equipment               0          393,395
     Net cash used in
     investing activities                $  (238,310)       $(536,222)

            The accompanying notes are an integral part of
               these consolidated financial statements.



               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                            Six              Six
                                        Months Ended     Months Ended
                                          June 30,         June 30,
                                            1997             1996
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $          0     $     1,735

  Borrowings under revolving
     credit facility                               0       1,500,000

  Repayments under revolving
     credit facility                               0      (1,500,000)

  Principal payments under
     long-term obligations                  (311,255)       (265,297)

     Net cash used in
     financing activities                   (311,255)       (263,562)

     Effect of exchange rate changes
     on cash and cash equivalents            (37,744)        (34,754)

Net decrease in cash
  and cash equivalents                    (1,183,200)     (1,411,929)

Cash and cash equivalents
  beginning of period                      1,183,200       1,411,929

Cash and cash equivalents
  end of period                         $          0      $        0

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $    557,236      $  407,151
     Income taxes                            159,000          50,000

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $     28,674      $   62,903

  Capitalization of accrued
    interest                            $          0      $2,207,799

            The accompanying notes are an integral part of
               these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Form 10-K.

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

3.   INVENTORIES

     Inventories consist of the following:

                                      June 30,      December 31,
                                       1997            1996
                                   (Unaudited)

      Work in-process              $37,032,914      $43,555,521
      Finished goods                 3,169,470        3,524,575
      Raw materials and supplies     6,193,031        5,307,562
      Total                        $46,395,415      $52,387,658

      Less progress payments
        and customer deposits      (20,791,997)     (27,917,381)
      Less allowance for
        estimated losses on
        contracts in progress           (1,879)      (1,286,669)
                                   $25,601,539      $23,183,608







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

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at December 31, 1997. Because all contingent shares of common stock (i.e. options and warrants) are anti-dilutive at June 30, 1997 and 1996, there would be no effect on the reported earnings per share under SFAS No. 128 for these periods.

5.   NOTES PAYABLE
                                         June 30,   December,31,
                                          1997         1996
                                       (Unaudited)
     Short-term debt consists of
     the following:

     Term Credit facility             $ 5,007,799   $   607,799
     Senior Subordinated Loan           1,800,000       900,000

     Note due to individual, bears        307,173       377,173
     interest at 10% collateralized
     by a security interest in
     certain equipment


     Other obligations                    311,288       454,720
     collateralized by security
     interests in certain
     equipment
                                      $ 7,426,260   $ 2,339,692






     Long term debt consists of
     the following:

     Term Credit facility                     -0-     4,400,000
     Senior Subordinated Loan           5,400,000     6,300,000

     Other obligations,                   306,589       404,410
     collateralized by security
     interests in certain
     equipment
                                      $ 5,706,589   $11,104,410

     Total debt                       $13,132,849   $13,444,102

     The Company and its primary lender renegotiated terms and conditions of its debt and warrant and executed new agreements in March 1997. During 1996, the Company made principal payments of $2.8 million for the Senior Subordinated loan, $4.2 million of the Term Credit facility and $8.0 million in full payment for the Revolving Credit facility. In accordance with these new agreements, interest accrued through March 1996 in the amount of $2,207,799 was capitalized into the principal balance of the debt. The new agreements also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest for the period from May through September of 1996. On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility which is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid its Term Credit facility and a portion of its Senior Subordinated loan. The above loans are collateralized by substantially all of the assets of the Company and have various financial covenants.

     The Company's cash resources continued to be strained in 1997 primarily due to excessive program and procurement costs incurred, increased costs associated with the work stoppage of the Company's United Auto Worker (UAW) employees which ended March 31, 1997, and losses incurred on various commercial aircraft maintenance contracts performed.

6.   CONTINGENCIES

     The Company is preparing a Request for Equitable Adjustment
     (REA) related to its H-3 helicopter contract with the U.S. Government. The primary grounds for this REA are delays in government furnished material (GFM), increased cost of pilot services, and late delivery of technical data. The Company's independent management consultant has determined a preliminary rough order of magnitude of the cost impact under the H-3 contract. Based on this assessment, the Company has recorded a receivable of $238,000 net of reserves in the first quarter of 1997. The Company believes that the evidence in support of the proposed REA is objective, verifiable and reasonable in view of the work performed and the increased costs are not the result of any deficiencies in the Company's performance. However, should the Company's REA ultimately be disallowed by the U.S. Government, which event the Company deems unlikely, the Company would realize a pre-tax reduction of revenue of $238,000.



ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

RESULTS OF OPERATIONS

Three months ended June 30, 1997
versus three months ended June 30, 1996

Revenues for the second quarter of 1997 were essentially unchanged from $35.8 million in 1996 to $35.7 million in 1997. Government sales decreased 20% in 1997, from $22.8 million in 1996 to $18.2 million in 1997. Commercial sales increased 34% in 1997, from $13.0 million in 1996 to $17.5 million in 1997. The Company's mix of business between government and commercial customers shifted from 36% commercial and 64% government in 1996 to 49% commercial and 51% government in 1997.

As a result of the amendment of certain contract provisions in the KC-135 contract during the last quarter of 1996, the Company is allowed to bill the government for over-and-above costs under such contract as incurred, which accelerates the receipt of payments. Such accelerated payments received in the second quarter of 1997 offset the impact of the $4.9 million in revenue recognized during the second quarter of 1996 in anticipation of the negotiation and settlement with the U.S. Government of the Company's outstanding Requests for Equitable Adjustment (REAs). Thus, primarily due to this contract change, Government sales for the second quarter of 1997 showed a net decrease of approximately $0.5 million under the Company's KC-135 contract. KC-135 contract revenues also decreased during the first six months of 1997 due to a decrease in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Eight such aircraft were redelivered in the second quarter of 1997 versus nine in the second quarter of 1996.

Government sales decreased an additional $0.8 million due to a decrease in the number of redeliveries under the Company's C-130 contract. The Company redelivered one C-130 PDM aircraft in the second quarter of 1997 versus two PDM aircraft in the second quarter of 1996.

Also reducing government sales were decreases in government sales volume at the Company's Targets division of approximately $1.0 million and the Company's Dothan facility under the Navy H-3 contract of approximately $1.4 million.

The Company's commercial sales increased primarily due to an increase in sales of approximately $3.9 million under aircraft maintenance contracts at the Dothan facility. Adding to this increase in sales was an increase in sales volume of approximately $0.8 million at the Company's Clearwater facility. Partially offsetting the increase was a decrease in commercial sales of approximately $0.3 million at the Company's Copenhagen, Denmark facility.

The ratio of cost of sales ($34.4 million in 1997; $31.8 million in 1996) to net sales ($35.7 million in 1997; $35.8 million in 1996) increased from 89% in the second quarter of 1996 to 96% in 1997. The resultant decrease in gross profit was due primarily to $1.4 million of increased costs recognized during the second quarter of 1997 from the Company's Birmingham facility due to the UAW work stoppage.

The Company incurred more than $6.6 million in incremental strike related costs during the UAW work stoppage. While the majority of those costs were incurred in 1996, approximately $4.9 million will be accounted for throughout 1997 as aircraft incurring those costs are redelivered and booked into revenue. These amounts are primarily attributable to the high cost of contract labor, training, housing and transportation costs for replacement workers, as well as increased security costs during the strike period.

Selling, general and administrative expense (SG&A) increased from $4.5 million in the second quarter of 1996 to $5.4 million in 1997 and increased as a percent of sales from 12% in 1996 to 15% in 1997. SG&A increased primarily due to an increase in outside legal/consultant fees associated with debt refinancing and labor negotiations as well as the amount of commercial work in process. Under Generally Accepted Accounting Principles, SG&A incurred for commercial contracts must be accrued and recognized in the current period, whereas SG&A related to government contracts are inventoried until redelivery of the aircraft or shipment of the product.

Interest expense decreased from $0.8 million in the second quarter of 1996 to $0.3 million in 1997, primarily due to reductions of notes payable. From June of 1996 to June of 1997, the Company re-paid its $8.0 million Revolving Credit facility, $4.2 million of its Term Credit facility and $2.8 million of its Senior Subordinated Loan. The effective average interest rate in the second quarter of 1997 on the Term Credit facility was 10% versus 10.05% in the second quarter of 1996.

Six months ended June 30, 1997
Versus six months ended June 30, 1996

Revenues for the first six months of 1997 increased 13% from $62.4 million in 1996 to $70.7 million in 1997. Government sales decreased 0.5% from $38.6 million in 1996 to $38.4 million in 1997. Commercial sales increased 36% from $23.7 million in 1996 to $32.3 million in 1997. The Company's mix of business between government and commercial customers shifted from 42% commercial and 58% government in 1996 to 46% commercial and 54% government in 1997.

As a result of the amendment of certain contract provisions in the KC-135 contract during the last quarter of 1996, the Company is allowed to bill the government for over-and-above costs under such contract as incurred, which accelerates the receipt of payments. Such accelerated payments received in 1997 offset the impact of the $5.7 million in revenue recognized during the first six months of 1996 in anticipation of the negotiation and settlement with the U.S. Government of the Company's outstanding Requests for Equitable Adjustment (REAs). Thus, primarily due to this contract change, Government sales for the first six months of 1997 showed a net increase of approximately $1.9 million under the Company's KC-135 contract. KC-135 contract revenues also increased during the first six months of 1997 due to an increase in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries.
Seventeen such aircraft were redelivered in 1997 versus sixteen in the first six months of 1996.

Government sales increased an additional $0.4 million due to an increase in the number of redeliveries under the Company's C-130 contract. The Company redelivered three C-130 PDM aircraft and four drop-ins in 1997 versus three PDM aircraft and no drop-in aircraft in the first six months of 1996.

Offsetting these increases in government sales were decreases in government sales volume at the Company's Targets division of approximately $1.3 million and at the Company's Dothan facility under the Navy H-3 contract of approximately $1.0 million.

The increase in the Company's commercial sales is primarily due to an increase of approximately $7.3 million in revenues from redeliveries under aircraft maintenance contracts at the Dothan facility. Adding to this increase in sales was an increase in volume of approximately $1.2 million at the Company's Clearwater location.

The ratio of cost of sales ($66.2 million in 1997; $55.9 million in 1996) to net sales ($70.7 million in 1997; $62.4 million in 1996) increased from 90% in 1996 to 94% in 1997. The resultant decrease in gross profit was due primarily to $3.6 million of increased costs recognized during the first six months of 1997 due to the UAW work stoppage at the Company's Birmingham facility.

The Company incurred more that $6.6 million in incremental strike related costs during the UAW work stoppage. While the majority of those costs were incurred in 1996, approximately $4.9 million will be accounted for throughout 1997 as aircraft incurring those costs are redelivered and booked into revenue. These amounts are primarily attributable to the high cost of contract labor, training, housing and transportation costs for replacement workers, as well as increased security costs during the strike period.

Selling, general and administrative expense (SG&A) increased from $7.9 million in the first six months of 1996 to $10.4 million in 1997 and increased as a percentage of sales from 13% in 1996 to 15% in 1997. SG&A increased primarily due to outside legal/consultant fees associated with refinancing of debt, labor negotiations and other matters.

Interest expense decreased from $1.7 million in the first six months of 1996 to $0.7 million in 1997, primarily due to reductions of notes payable. From June of 1996 to June of 1997, the Company repaid its $8.0 million Revolving Credit facility, $4.2 million of its Term Credit facility and $2.8 million of its Senior Subordinated Loan. The effective average interest rate in the first six months of 1997 on the Term Credit facility was 10% versus 11.2% in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources continued to be strained in 1997 primarily due to additional costs incurred in connection with the work stoppage of the Company's United Auto Worker (UAW) employees at the Birmingham facility which ended on March 31, 1997, excessive costs on its KC-135 program, delayed redelivery of KC-135 aircraft, and losses incurred on various commercial aircraft maintenance contracts performed at the Company's Dothan, Alabama and Copenhagen, Denmark facilities.

In October of 1996, the Company paid $15.0 million of principal to its primary lender from the proceeds of the settlement with the U.S. Government, with $2.8 million applied to the Senior Subordinated loan, $4.2 million to the Term Credit facility and $8.0 million to fully repay the Revolving Credit facility. In March of 1997, the Company and its primary lender executed a Second Amended and Restated Credit Agreement (the "Credit Agreement"), a Second Amended and Restated Senior Subordinated Agreement (the "Subordinated Agreement") and an Amended and Restated Warrant Agreement (the "Warrant Agreement"). On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility which is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid its Term Credit facility and a portion of its Senior Subordinated loan. The above loans are collateralized by substantially all of the assets of the Company and have various financial covenants.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the six months ending June 30, 1997 and 1996.

Cash available at January 1, 1997 was used to fund $0.6 million for the Company's operations, $0.3 million for capital improvements, and $0.2 million for payments on various capital leases in the first six months of 1997. Additionally, the Company paid $0.6 million in interest and $0.2 million in taxes. In the first six months of 1996, the Company used $0.6 million of cash for operating activities, $0.5 million for capital improvements, and $0.3 million for payments on various capital leases.

The Company's accounts receivable increased in the first six months of 1997 primarily due to the greater volume of commercial sector aircraft redeliveries and the timing of the billing of those redeliveries.

Net inventories increased $2.5 million in the first six months of 1997 primarily due to the utilization of the reserve for estimated losses recorded in 1996 on contracts in progress of $1.3 million and an increase in raw materials inventory due to the Company's increased workload.

Accounts payable and accrued expenses increased in the first six months of 1997 due to continued cash constraints and the increase in workload at the Company's various facilities. Accrued interest at June 30, 1997 was $1.0 million, representing a $0.4 million increase over that due at June 30, 1996. The increase is due to timing of payments.

Deposits decreased approximately $1.2 million during the first six months of 1997. The decrease was partially due to a reduction of the Company's Workers Compensation deposit requirement. The Company also reclaimed a deposit made pursuant to a contract under which temporary labor services were provided to the Company during the UAW strike period.

During 1995, 1996 and 1997, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 1997 and 1996:


                                 1997        1996

          U.S. Government     $123,379     $87,065
          Commercial            26,588      12,721
                              $149,967     $99,786

As of June 30, 1997, 83% of the Company's backlog related to work for the U.S. Government versus 87% for the period ending June 30, 1996. The Company's Government backlog increased $35 million primarily related to a contract for sounding rocket launches awarded to its Space Vector subsidiary and increased government orders at the Company's Dothan facility.

The Company's commercial backlog at June 30, 1997 increased $13 million from the prior year primarily due to increased orders at the Company's Dothan, Copenhagen, and Clearwater facilities.

Approximately $40.1 million of the 1997 backlog and $15.6 million of the 1996 backlog reported above is firm but unfunded. Additionally, the Company has an estimated $211 million of backlog associated with the option periods for the KC-135 contract which is not reflected above. The Company also currently estimates it will receive orders for approximately $15.4 million for additional work related to existing contracts; this amount is not included in the numbers above.

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

FORWARD LOOKING STATEMENTS

With the exception of historical facts, statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations are forward looking statements. Statements contained herein concerning anticipated results of operations, the outcome of pending and future litigation, the outcome of audits, reviews and investigations by the U.S. Government, the outcome of REAs filed with the U.S. Government, and the Company's intent to take certain actions in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards and actions with respect to utilization and renewal of contracts.

                     PRECISION STANDARD,INC.

                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          On June 27, 1997, the Company's Pemco Aeroplex subsidiary was served with a civil complaint filed by the United States of America in U.S. District Court for the Middle District of Alabama, Northern Division. The complaint alleges violation of the False Claims Act ("FCA") and contract claims based on mistake of fact and unjust enrichment with respect to the 1991 sale of certain C-130 aircraft wings by the Government to Pemco, and seeks $1.5 million as the alleged value of the wings and treble damages under the FCA. On July 25, 1997, Pemco filed a motion to dismiss the complaint based on failure to allege facts which establish a cause of action, and other grounds. The Company believes that these claims are without merit and that it has substantial defenses. It will vigorously defend this action.

          A purported class action was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker union employees and who were terminated upon settlement of such strike. On June 3, 1997, Pemco was served with the complaint in Bradley v. Pemco Aeroplex, Inc. filed in the Circuit Court of Jefferson County, Alabama. On July 9, 1997, the plaintiff filed an amended complaint alleging fraud, breach of contract, and civil conspiracy seeking damages and equitable relief against Pemco and adding the Company as a defendant. The Company was served with the amended compliant on July 16, 1997. Pemco has filed its answer denying all allegations. The Company believes the plaintiffs' claims are unfounded and will vigorously defend the case.

          In GATX/Airlog Company, et al. v. Pemco Aeroplex, Inc., the owners of a Supplementary Type Certificate ("STC") for Boeing 747 cargo conversion sued the Company's Pemco Aeroplex subsidiary, successor to Hayes International which had performed engineering for the STC development and the FAA application for GATX/Airlog, seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA in January 1996 restricting the amounts of cargo aircraft converted pursuant to the STC could carry. The complaint, which was filed in U.S. District Court for the Northern District of California and served on July 14, 1997, alleges fraudulent and negligent misrepresentation, professional negligence, breach of contract, implied indemnity, equitable indemnity and contribution by Pemco Aeroplex with respect to GATX/Airlog's alleged liability to owners of converted aircraft. The Company believes it has no liability to the plaintiffs and will ultimately prevail.

          On August 8, 1997, the Company's Pemco Aeroplex subsidiary was served as a defendant in Tower Air, Inc.
          v. GATX Capital Corporation, et al. The action, which was brought by the owner of a Boeing 747 aircraft converted under a STC for 747 cargo conversion, owned by GATX and others, sued a number of defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which had been so converted were restricted to carrying reduced amounts of cargo. The Company's Pemco Aeroplex subsidiary has been named as a defendant in the case because of engineering work performed in the late 1980's by its predecessor, Hayes International, and because the aircraft was allegedly converted under the STC by Pemco. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, alleges fraud and deceit, negligent misrepresentation, and negligence against Pemco and seeks payment of damages. The Company believes Pemco has substantial defenses to the claims and will vigorously defend.

          In June 1997, the Alabama Department of Environmental Management, on behalf of the Environmental Protection Agency, conducted an inspection of electrical equipment located at the Company's Pemco Aeroplex Birmingham facility for possible releases of PCB-containing material from such equipment. Test results show that additional clean up is required at certain sites. The cost of such clean up is estimated to be $25,000 or less.

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's annual meeting of shareholders was held on May 12, 1997. At the meeting, Matthew L. Gold, Donald C. Hannah, Admiral George E.R. Kinnear II, General Thomas C. Richards and J. Ben Shapiro, Jr. were elected as directors. Also ratified at the meeting was the selection of Arthur Andersen LLP as the independent public accountants for the Company for the calendar years ending December 31, 1996 and 1997. In addition, the shareholders approved the amendments to the Company's Nonqualified and Incentive Stock Option Plans to conform to recent amendments to SEC Rule 16b-3.

          The number of votes cast for or withheld for each director nominee was as follows:

               Nominee                     For        Withheld

          Matthew L. Gold               11,870,978     166,375
          Donald C. Hannah              11,873,478     163,875
          Adm. George E.R. Kinnear II   11,997,478      39,875
          Gen. Thomas C. Richards       11,997,478      39,875
          J. Ben Shapiro, Jr.           11,998,478      38,875

          The number of votes cast for, against and abstentions for ratification of the selection of Arthur Andersen LLP as the Company's independent auditors for the calendar years ending December 31, 1996 and 1997 was as follows:

                 For             Against        Abstain

             12,003,378           24,100          9,875

          The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendments to the Nonqualified Stock Option Plan was as follows:
                                                       Broker
             For        Against         Abstain       Nonvotes

          11,300,867    495,204         17,775         223,507

          The number of votes cast for, against, abstentions and broker nonvotes for approval of the amendments to the Incentive Stock Option Plan was as follows:
                                                       Broker
             For        Against         Abstain       Nonvotes

          11,284,667    512,204         16,975         223,507

          Because the election of directors, ratification of auditors and the proposals to amend the Nonqualified Stock Option Plan and the Incentive Stock Option Plan were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers at their discretion.

Item 5    Other Information

          None


Item 6    Exhibits and Reports on Form 8-K

          a)   Exhibits

               4.1 First Amendment to Second Amended and Restated Senior Subordinated Loan Agreement between Precision Standard, Inc. and Bank of America National Trust and Savings Association entered into as of August 8, 1997.

               4.2  Accounts Receivable Management and Security
                    Agreement between Precision Standard, Inc. and BNY of the Americas entered into as of August
                    8, 1997.

               27   Financial Data Schedule

          b)   Reports on Form 8-K

               None.




                      SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRECISION STANDARD, INC.



Date:         8/13/97              By:  /s/ Matthew L. Gold
                                         Matthew L. Gold
                                         Chairman, President and
                                         Chief Executive Officer




Date:         8/13/97              By:  /s/ Richard J. Hendricks
                                         Richard J. Hendricks
                                         Vice President-Finance
                                         (Principal Financial
                                         and Accounting Officer)