Form 10-Q/A
period 1997-03-31
PRECISION STANDARD INC
filed 1997-10-29
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                                FORM 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       Commission File No. 0-13829
March 31, 1997

                         PRECISION STANDARD, INC.

          (Exact Name of Registrant as Specified in its Charter)

      Colorado                                 84-0985295
----------------------                       --------------
(State of Incorporation)           (I.R.S. Employer Identification No.)

                             1225 17th Street
                                Suite 1800
                          Denver, Colorado 80202
                         -------------------------
                 (Address of Principal Executive Offices)

                              (303) 292-6565
                            -------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]                 No  [  ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report:

Class of Securities                Outstanding Securities
-------------------                ----------------------
$.0001 Par Value                   12,575,536 shares
Common Shares                      Outstanding at May 7, 1997



     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the period ended March 31, 1997 as set forth below:

ITEM 1.

Legal Proceedings is replaced by the following:

On June 27, 1997, the Company's Pemco Aeroplex subsidiary was served with a civil complaint filed by the United States of America in US District Court for the Middle District of Alabama, Northern Division. The complaint alleged violation of the False Claims Act ("FCA") and contract claims based on mistake of fact and unjust enrichment with respect to the 1991 sale of certain C-130 aircraft wings by the U.S. Government to Pemco, and sought $1.5 million as the alleged value of the wings and treble damages under the FCA. On July 25, 1997, Pemco filed a motion to dismiss the complaint based on failure to allege facts which establish a cause of action, and other grounds. The case was dismissed on September 3, 1997 for failure to state a claim under the FCA.

     A purported class action was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker union employees and who were terminated upon settlement of suck strike. On June 3, 1997, Pemco was served with the complaint in BRADLEY v. PEMCO AEROPLEX, INC. filed in the Circuit Court of Jefferson County, Alabama. On July 9, 1997, the plaintiff filed an amended complaint alleging fraud, breach of contract, and civil conspiracy seeking damages and equitable relief against Pemco and adding the Company as a defendant. The Company was served with the amended complaint on July 16, 1997. Pemco has filed its answer denying all allegations. The Company believes the plaintiffs' claims have no factual basis and will vigorously defend the case.

     In GATX/AIRLOG COMPANY, et al. v. PEMCO AEROPLEX, INC., the owners of a Supplementary Type Certificate ("STC") for Boeing 747 cargo conversion sued the Company's Pemco Aeroplex subsidiary, successor to Hayes International which had performed engineering for the STC development and the FAA application for GATX/Airlog, seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA in January 1996 restricting the amounts of cargo aircraft converted pursuant to the STC could carry. The complaint which was filed in US District Court for the Northern District of California and served on July 14, 1997, alleges fraudulent and negligent misrepresentation, professional negligence, breach of contract, implied indemnity, equitable indemnity, and contribution by Pemco Aeroplex with respect to GATX/Airlog's alleged liability to owners of converted aircraft. The Company believes it has no liability to the plaintiffs and that it will ultimately prevail.

     On August 8, 1997, the Company's Pemco Aeroplex subsidiary was served
as a defendant in TOWER AIR, INC v. GATX CAPITAL CORPORATION, et al.   The
action, which was brought by the owner of a Boeing 747 aircraft converted under a STC for 747 cargo conversion, owned by GATX and others, sued a number of defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which had been so converted were restricted to carrying reduced amounts of cargo. The Company's Pemco Aeroplex subsidiary has been named as a defendant in the case because of engineering work performed in the late 1980's by its predecessor, Hayes International, and because the aircraft was allegedly converted under the STC by Pemco. The complaint, which was filed in the Supreme Court of the State of New York, County of New York, alleges fraud and deceit, negligent misrepresentation, and negligence against Pemco and seeks payment of damages. On September 29, 1997, Pemco failed a motion to dismiss the case based on lack of jurisdiction and forum non conveniens. Pemco also filed in U.S. District Court for the Northern District of California a declaratory relief action seeking a declaration that Pemco has no liability to Tower Air.

     In AMERICAN INTERNATIONAL AIRWAY, INC. v. GATX CAPITAL CORPORATION, et al., U.S.D.C., N.D. Cal., the owner of two aircraft converted under an STC for 747 cargo conversions owned by GATX and others, sued GATX and various other defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which had been so converted were restricted to carrying reduced payloads. The Company's Pemco Aeroplex subsidiary has been named as one of seven defendants in the case because of allegedly improper engineering work performed in the 1980's by its predecessor, Hayes International. The complaint, which was served on Pemco on February 5, 1997, alleges violations of the Racketeer Influenced and Corrupt Organization Act (RICO), conspiracy, and negligence against Pemco. Pemco has filed a motion to dismiss the complaint. Pemco believes the allegations made against have no factual basis and intends to vigorously defend this claim.

     In BIRMINGHAM AIRPORT AUTHORITY v. PEMCO AEROPLEX, INC., filed October 7, 1997 in Circuit Court, Jefferson County, Alabama, the Birmingham Airport Authority ("BAA") is seeking a declaratory judgement. Pemco operates an aircraft service facility at the Birmingham Airport on land leased from BAA. Pemco and BAA have been negotiating a 20-year extension of the lease, which otherwise would expire on September 30, 2000, and it is the Company's position that such negotiations have culminated in an extension agreed to by both parties. In its complaint, BAA seeks a declaratory judgement that no agreement regarding the extension has been reached by the parties. The Company believes that the lease has been extended and will vigorously defend the case.

     Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiary, Pemco Aeroplex, Inc., by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex, Inc. are also pending in Alabama state court. The Company believes that no one of these claims is material to the Company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S. and Alabama than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers' compensation benefits as provided by statute, the Company believes these claims have no factual basis and intends to vigorously defend itself in all litigation arising therefrom.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The second and third paragraphs of this section are replaced with the following:

     The Company initially borrowed funds from its primary lender, Bank of America National Trust and Saving Association ("Bank of America"), beginning in 1988 pursuant to a Credit Agreement that provides for a term credit facility and a revolving credit facility (the "Credit Agreement"), and a Senior Subordinated Loan Agreement (the "Subordinated Agreement"). In connection with these agreements, the Company issued to Bank of America a warrant to purchase shares of the Company's Common Stock (the "Warrant"). On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility under the Credit Agreement that is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid the term credit facility and a portion of the Subordinated Agreement. The Subordinated Agreement was amended on August 8, 1997 to provide that all scheduled principal amortization for the portion of the Subordinated Loan that remains in place has been deferred for the three-year term of the new revolving credit facility. The Subordinated Loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

     In October of 1996, the Company paid $15.0 million of principal to Bank of America from the proceeds of the settlement with the U.S. Government, with $2.8 million applied to the Subordinated Agreement, $4.2 million to the term credit facility and $8.0 million to fully repay the revolving credit facility. In March of 1997, the Credit Agreement, the Subordinated Agreement and the Warrant were each amended, effective as of December 31, 1996. At the time of such amendments, no funds were outstanding under the revolving credit facility and $5.0 million of principal was outstanding under the term loan facility. As amended, the Credit Agreement provided for 6 installments of $100,000 to be paid against the principal amount during 1997 with the $4.4 million balance due January 31, 1998. The rates of interest on the Credit Agreement were variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debts or increments of additional debt. For the years ended December 31, 1996 and 1995, the effective interest rates for the term credit facility were 10.52% and 9.88%, respectively. The Subordinated Agreement, as amended, provided that the $7.2 million principal balance be repaid in sixteen equal quarterly installments commencing September 30, 1997 and ending on June 30, 2001. The Credit Agreement and the Subordinated Agreement also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and anticipates recognizing the remaining $0.7 million over the years 1997 through 2001. During 1997, the Company will recognize $.3 million allocated equally to each quarter. The balance of the $.4 million will be taken pro-rata over the period 1998 through 2001.

     The Warrant, as amended, permits Bank of America to purchase from the Company 4,215,753 shares of the Company's Common Stock at an aggregate purchase price of $0.237205492 per share, subject to certain adjustments for changes in the Company's Common Stock and for dilutive issuances dating back to 1988, any time before September 9, 2000. The Company believes that no events that would trigger a material adjustment in the number of shares issuable upon exercise of the Warrant have occurred.

     The Company is required to repurchase the Warrant over a period of six quarters beginning August 31, 1997 with cash or by the issuance of Common Stock with a value equal to the redemption price. The redemption price for three-eighths of the total Shares which was due on August 31, 1997 and all future installments is the higher of (i) $1.1135 per Share, such amount being equal to the difference between the average market price of the Common Stock for the 30 trading days following the date which was 15 trading days prior to the date the Company filed its financial results for the third quarter of 1996 and the exercise price, or (ii) the difference between the average market price of the Common Stock for the 25 trading days preceding the date which is five trading days prior to the date on which the redemption is actually paid. In addition, interest accrues on the unpaid installments in the form of cash and shares of Common Stock. The amount of interest is equal to the sum of (i) $75,000 in cash (or the number of shares which is the result of dividing $75,000 by the average market price of the Common Stock for the 25 trading days immediately preceding the date which is five trading days prior to August 31, 1997, or $1.4537 per share), payable immediately, plus (ii) .0004 of a share of Common Stock per unredeemed Warrant share per day from the respective installment date until the redemption is made. Such interest is paid quarterly 10 days after the last day of each calendar quarter. Such interest may be paid in the form of Common Stock only if such stock is then registered and freely tradable; otherwise, the cash equivalent must be paid, calculated as the market value of the stock as of the last day of the calendar quarter. The Company may exercise its right to repurchase the Warrant with shares of Common Stock, only if the Shares when issued are the subject of an effective registration statement and immediately publicly tradeable. While the Company presently intends to exercise its right to repurchase the warrant with shares of common stock, it may elect to repurchase all or a portion of the Warrant with cash. The first installment of the repurchase due August 31, 1997 has not yet been paid.

     Matthew L. Gold has been Chairman of the Board, President and Chief Executive Officer of the Company since January 1987. In connection with the Warrant, Mr. Gold agreed that he would not sell any Shares or other securities of the Company held by him or any affiliate during any of the periods beginning 35 trading days prior to each installment date and ending on each installment date unless such transaction does not exceed 1,000 Shares or an equivalent number of other securities of the Company on each trading day.

     The Company intends to replace its outdated, multi-type financial information systems with enterprise-wide systems from Oracle. The hardware, software and implementation costs will be approximately $2.5 million to be incurred over a two year period. The costs of the system are being financed by various vendors over periods of three to five years. The Company does not anticipate making any other capital expenditures in the foreseeable future.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRECISION STANDARD, INC.


Date: October 24, 1997           By:/s/Matthew L. Gold
                                 Matthew L. Gold, President
                                    Chairman, President and
                                    Chief Executive Officer


Date: October 24, 1997           By:/s/Richard J. Hendricks
                                 Richard J. Hendricks
                                    Vice President-Finance
                                    (Principal Financial
                                    and Accounting Officer)