Form 10-Q/A
period 1997-06-30
PRECISION STANDARD INC
filed 1997-10-29
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                                FORM 10-Q/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       Commission File No. 0-13829
June 30, 1997

                         PRECISION STANDARD, INC.

          (Exact Name of Registrant as Specified in its Charter)

        Colorado                                   84-0985295
------------------------                     ----------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)

                             1225 17th Street
                                Suite 1800
                          Denver, Colorado 80202
                       -----------------------------
                 (Address of Principal Executive Offices)

                              (303) 292-6565
                            ------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]                 No  [  ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report:

Class of Securities                Outstanding Securities
--------------------               -----------------------
$.0001 Par Value                   12,587,872 shares
Common Shares                      Outstanding at June 30, 1997







     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the period ended June 30, 1997 as set forth below:

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

     In AMERICAN INTERNATIONAL AIRWAY, INC. v. GATX CAPITAL CORPORATION, et al., U.S.D.C., N.D. Cal., the owner of two aircraft converted under a STC for 747 cargo conversions owned by GATX and others, sued GATX and various other defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which had been so converted were restricted to carrying reduced payloads. The Company's Pemco Aeroplex subsidiary has been named as one of seven defendants in the case because of allegedly improper engineering work performed in the 1980's by its predecessor, Hayes International. The complaint, which was served on Pemco on February 5, 1997, alleges violations of the Racketeer Influenced and Corrupt Organization Act (RICO), conspiracy, and negligence against Pemco. Pemco has filed a motion to dismiss the complaint. Pemco believes the allegations made against have no factual basis and intends to vigorously defend this claim.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The second and third paragraphs of this section are replaced with the following:

     The Company initially borrowed funds from its primary lender, Bank of America National Trust and Saving Association ("Bank of America"), beginning in 1988 pursuant to a Credit Agreement that provides for a term credit facility and a revolving credit facility (the "Credit Agreement"), and a Senior Subordinated Loan Agreement (the "Subordinated Agreement"). In connection with these agreements, the Company issued to Bank of America a warrant to purchase shares of the Company's Common Stock (the "Warrant"). On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility that is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid the term credit facility under the Credit Agreement and a portion of the Subordinated Agreement. The Subordinated Agreement was amended on August 8, 1997 to provide that all scheduled principal amortization for the portion of the Subordinated Loan that remains in place has been deferred for the three-year term of the new revolving credit facility. The Subordinated Loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

     In October of 1996, the Company paid $15.0 million of principal to Bank of America from the proceeds of the settlement with the U.S. Government, with $2.8 million applied to the Subordinated Agreement, $4.2 million to the term credit facility and $8.0 million to fully repay the revolving credit facility. In March of 1997, the Credit Agreement, the Subordinated Agreement and the Warrant were each amended, effective as of December 31, 1996. At the time of such amendments, no funds were outstanding under the revolving credit facility and $5.0 million of principal was outstanding under the term loan facility. As amended, the Credit Agreement provided for 6 installments of $100,000 to be paid against the principal amount during 1997 with the $4.4 million balance due January 31, 1998. The rates of interest on the Credit Agreement were variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debts or increments of additional debt. For the years ended December 31, 1996 and 1995, the effective interest rates for the term credit facility were 10.52% and 9.88%, respectively. The Subordinated Agreement, as amended, provided that the $7.2 million principal balance be repaid in sixteen equal quarterly installments commencing September 30, 1997 and ending on June 30, 2001. The Credit Agreement and the Subordinated Agreement also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and anticipates recognizing the remaining $0.7 million over the years 1998 through 2001. During 1997, the Company will recognize $.3 million allocated equally to each quarter. The balance of the $.4 million will be taken pro-rata over the period 1998 through 2001.

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