Form 10-K/A
period 1996-12-31
PRECISION STANDARD INC
filed 1997-10-30
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

           Annual Report Pursuant to Section 13 or 15(d) of the
      Securities and Exchange Act of 1934 for the twelve months ended
                             December 31, 1996

                        Commission File No. 0-13829

                         PRECISION STANDARD, INC.

                Colorado                               84-0985295
    -------------------------------        ----------------------------------
     State or other jurisdiction of        I.R.S. Employer Identification No.
     Incorporation or organization

            1225 17th Street
               Suite 1800
               Denver, CO                                80202
 --------------------------------------                 --------
 Address of principal executive offices                 Zip Code

Company's telephone number, including area code:  (303) 292-6565

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.0001 par value
                      ------------------------------
                             (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 14(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes    X        No

     The aggregate market value of the Common Stock held by non-affiliates on February 28, 1997 was approximately $4,749,896.

     The number of shares of the company's Common Stock outstanding as of February 28, 1997 was 12,523,896.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1996) are incorporated by reference in Part III.

Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     Yes     X        No

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the period ended December 31, 1996 as set forth below:

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Legal Proceedings is replaced by the following:

     On June 27, 1997, the Company's Pemco Aeroplex subsidiary was served with a civil complaint filed by the United States of America in US District Court for the Middle District of Alabama, Northern Division. The complaint alleged violation of the False Claims Act ("FCA") and contract claims based on mistake of fact and unjust enrichment with respect to the 1991 sale of certain C-130 aircraft wings by the U.S Government to Pemco, and sought $1.5 million as the alleged value of the wings and treble damages under the FCA. On July 25, 1997, Pemco filed a motion to dismiss the complaint based on failure to allege facts which establish a cause of action, and other grounds. The case was dismissed on September 3, 1997 for failure to state a claim under the FCA.

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

      In Birmingham Airport Authority v. Pemco Aeroplex, Inc., filed October 7, 1997 in Circuit Court, Jefferson County, Alabama, the Birmingham Airport Authority ("BAA") is seeking a declaratory judgment. (In its complaint, BAA seeks a declaratory judgment that no agreement regarding the extension of the base has been reached by the parties.) Pemco operates an aircraft service facility at the Birmingham Airport on land leased from BAA. It is the Company's position that Pemco and BAA have negotiated a 20-year extension of the lease which otherwise would expire on September 30, 2000 and agreed to by both parties. The Company believes that the lease has been extended and will vigorously defend the case.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

TWELVE MONTHS ENDED DECEMBER 31, 1996
VERSUS TWELVE MONTHS ENDED DECEMBER 31, 1995

The seventh paragraph is replaced by the following:

     The Company reduced the losses at its Copenhagen aircraft facility by $1.5 million, or 29%, in 1996 versus 1995, while revenues remained relatively constant. The Company was able to reduce losses by lowering overhead expenses at the facility and by continuing to improve its work processes in performing aircraft conversions. The Company also improved the profit margin and increased the volume of sales for its Space Vector and Targets product lines in 1996. Additionally, the Company recorded significantly lower pension expense in 1996 compared to 1995. Pension cost decreased from $2.3 million in 1995 to $1.0 million in 1996 primarily because plan experience, including changes in participant data and plan assets, was different from that expected and due to an increase in the expected return on assets. However, gross profit was negatively impacted in 1996 as compared to 1995 due to losses recorded under various commercial aircraft contracts performed at the Company's Dothan facility, including recognition of costs incurred in excess of those estimated to be recoverable relating to the Company's new B-727 quick-change conversion contract with UPS, and due to the lack of redeliveries under the Company's B-737 and B-727 cargo conversion programs.

The eighth paragraph of this section is replaced by the following:

     Interest expense was $2.5 million in 1996 versus $3.3 million in 1995. Interest expense was favorably impacted in 1996 by the forgiveness of $1.3 million of interest by the Company's primary lender, $0.6 million of which was recorded in 1996 and $0.7 million of which will be recorded subsequent to 1996. Interest expense was also favorably impacted by the payment of $15.0 million of principal to the Company's primary lender in October of 1996. Payment of the $15.0 million was not required under the terms of the loan but was paid as part of an agreement reached between the Company and its primary lender that was formalized in March 1997 when the Credit Agreement, Senior Subordinated Loan Agreement and Warrant were modified. A portion of the consideration for the $15.0 million principal payment was forgiveness of the $1.3 million in interest. The effective average interest rate on the Term Credit facility was 10.52% in 1996, versus 9.88% in 1995. The effective interest rate for the Revolving Credit facility was 10.45% in 1996 versus 10.04% in 1995.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
----------------------------------------------------

     The Report of Independent Public Accountants is Replaced by the
Following:

                                  ARTHUR
                                 ANDERSEN

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Precision Standard, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PRECISION STANDARD, INC. ( Colorado corporation)and SUBSIDIARIES as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 1995, were audited by other auditors whose report dated March 31, 1996 (except for Notes 6, 7 and 13 as to which is dated April 15,
1996), expressed an unqualified opinion on those statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 18 to the financial statements, the Company has experienced continuing losses from operations resulting in significant reductions in stockholders' equity which will cause a breach of substantially all of its financial debt covenants. The losses have also caused continued cash liquidity issues for the Company. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

Denver, Colorado
March 31, 1997 (except with respect to
The matter discussed in Note 18, as to
which the date is October 27, 1997)

Note 18 is added to the Notes to Consolidated Financial Statements.

During 1997, the Company has continued to incur losses from operations resulting in significant reductions in stockholders' equity. These losses have been the result of incremental strike related costs from the UAW work stoppage at the Company's Birmingham facility, revenue shortfalls resulting from down time associated with the July work stoppage by the International Machinist Union at the Company's Dothan facility, and continued throughput problems associated with its KC-135 contract for the U.S. Government. The losses have also caused continued cash liquidity issues for the Company. The continued losses and liquidity issues will cause a breach of substantially all of the Company's financial debt covenants. While the Company has renegotiated certain of its debt agreements and the warrant agreement, amended its KC-135 Government contract and is proceeding with staff reductions to reduce overhead, additional capital resources may be required before December 31, 1997. While the Company believes these matters will result in a return to profitability, management nonetheless has continued to explore additional sources of capital.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     Exhibit 10.14 is added to Exhibits as follows:

10.14 Settlement Agreements for Requests for Equitable Adjustments between the Company and the U.S. Government relating to the 1990 and 1994 KC-135 Contracts. A request for confidential treatment has been requested from the Commission in connection with these documents.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRECISION STANDARD, INC.


Date:  October 29, 1997               By: /s/ Matthew L. Gold
                                          Matthew L. Gold, President
                                          (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

          SIGNATURE                     TITLE                    DATE


      /s/Matthew L. Gold
       Matthew L. Gold           Chairman, President,      October 29, 1997
                               Chief Executive Officer
                                     and Director
                            (Principal Executive Officer)


   /s/Richard J. Hendricks
     Richard J. Hendricks       Vice President-Finance     October 29, 1997
                               (Principal Financial and
                                 Accounting Officer)


     /s/Donald C. Hannah
       Donald C. Hannah                Director            October 29, 1997


  /s/George E.R. Kinnear II
   George E. R. Kinnear II             Director            October 29, 1997


    /s/J. Ben Shapiro, Jr.
     J. Ben Shapiro, Jr.               Director            October 29, 1997


    /s/Thomas C. Richards
      Thomas C. Richards               Director            October 29, 1997


                               EXHIBIT INDEX


Exhibit                                      Method of Filing
-------                                    ------------------

10.14      Settlement Agreements for
           Requests for Equitable Adjustments
           between the Company and the U.S.
           Government relating to the 1990 and
           1994 KC-135 Contracts           Filed herewith electronically