Form 10-Q
period 1997-09-30
PRECISION STANDARD INC
filed 1997-11-18
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 1997

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

Class of Securities             Outstanding Securities
$.0001 Par Value                12,596,807 shares
Common Shares                   Outstanding at September 30, 1997








PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                        September 30,    December 31,
                                            1997            1996
                                        (Unaudited)

Current assets:
  Cash and cash equivalents            $         0       $ 1,183,200
  Accounts receivable, net              12,873,761         9,435,612
  Inventories (see Note 3)              20,878,200        23,183,608
  Prepaid expenses and other             2,405,454           894,128
  Deferred taxes                         4,347,098         4,347,098

        Total current assets            40,504,513        39,043,646

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,561,831        10,508,585
  Machinery and equipment               18,600,769        18,306,506
                                        29,162,600        28,815,091

Less accumulated depreciation           17,539,891        15,730,794

        Net property and equipment      11,622,709        13,084,297

Other assets:
  Intangible assets, net of
     accumulated amortization            4,377,345         3,731,714
  Related party receivable                 269,824           269,824
  Deposits and other                     1,079,306         1,627,252
  Deferred taxes                         1,517,349         1,517,349
                                         7,243,824         7,146,139

        Total assets                   $59,371,046       $59,274,082


            The accompanying notes are an integral part of
               these consolidated financial statements.






               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,    December 31,
                                            1997            1996
                                        (Unaudited)

Current liabilities:
  Current maturities of long-term
   debt (see Note 5)                    $   524,148      $ 2,339,692
  Accounts payable and accrued
   expenses                              30,644,458       26,577,336
  Accrued warranty expenses                 575,135          858,856
  Estimated losses on contracts
   in progress                                    0           87,766

          Total current liabilities      31,743,741       29,863,650

Long-term debt, net of current
  maturities (see Note 5)                21,731,338       11,104,410
Long-term portion of self-insured
  workers' compensation reserve           3,631,734        3,697,901
Unfunded accumulated benefit
  obligation                              1,480,237        1,480,237
          Total liabilities              58,587,050       46,146,198

Stockholders' equity:
  Common stock, $.0001 par value,
   300,000,000 shares authorized,
  12,596,807 and 12,522,646 issued
  and outstanding at September 30,
  1997 and December 31, 1996,
  respectively.                               1,257            1,252

  Common stock purchase warrant           4,200,000        4,200,000
  Additional paid-in capital                399,328          399,333
  Retained earnings                      (1,231,465)      12,287,278
  Translation adjustments                   249,199          160,013
  Minimum pension liability adjustment   (2,834,323)      (3,919,992)
  Total stockholder's equity                783,996       13,127,884

        Total liabilities and stock-
           holders' equity              $59,371,046      $59,274,082

            The accompanying notes are an integral part of
               these consolidated financial statements.






               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                           Three           Three
                                        Months Ended    Months Ended
                                        September 30,   September 30,
                                            1997            1996
                                        (Unaudited)     (Unaudited)

Net sales                               $28,742,054     $ 38,088,420
Cost of sales                           (29,122,479)     (28,816,362)
     Gross profit                          (380,425)       9,272,058

Selling, general and
  administrative expenses                (4,939,046)      (5,363,663)
Bad debts recovery (expense)                  2,936         (184,393)
Research and development expense           (250,977)         (70,043)
     Income (loss) from operations       (5,567,512)       3,653,959

Other income (expense):
  Interest expense                         (351,919)        (868,861)
  Other, net                                (44,005)       2,850,240
     Income (loss) before income taxes   (5,963,436)       5,635,338

Income tax expense                          (38,308)      (1,591,160)

     Net income (loss)                  $(6,001,744)     $ 4,044,178


Income (loss) per common share
(see Note 4):
 Primary:
  Before extraordinary item             $      (.48)    $       .26
  Extraordinary item

    Total                               $      (.48)    $       .26

Fully diluted:
  Before extraordinary item             $      (.48)    $       .26
  Extraordinary item

    Total                               $      (.48)    $       .26

Weighted average number of common
shares outstanding                       12,590,106     15,759,114




            The accompanying notes are an integral part of
               these consolidated financial statements.


               PRECISION STANDARD, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME


                                            Nine          Nine
                                        Months Ended   Months Ended
                                        September 30,  September 30,
                                            1997           1996
                                        (Unaudited)    (Unaudited)

Net sales                               $ 99,475,469   $100,444,533
Cost of sales                            (95,367,437)   (84,763,335)
   Gross profit                            4,108,032     15,681,198

Selling, general and
  administrative expenses                (15,363,285)   (13,308,340)
Bad debts expense                              2,873       (130,008)
Research and development expense            (744,706)      (298,522)
   Income from operations                (11,997,086)     1,944,328

Other income (expense):
  Interest expense                        (1,002,010)    (2,547,900)
  Other, net                                (370,339)     2,967,588
   Income before income taxes            (13,369,435)     2,364,016

Income tax expense                          (149,308)    (2,300,045)

   Net income (loss)                    $(13,518,743)  $     63,971

Income (loss) per common share
(see Note 4):
 Primary:
   Before extraordinary item            $      (1.07)  $       .004
   Extraordinary item

    Total                               $      (1.07)  $       .004

Fully diluted:
   Before extraordinary item            $      (1.07)  $       .004
   Extraordinary item

    Total                               $      (1.07)  $       .004

Weighted average number of common
shares outstanding                        12,680,003     15,949,524




            The accompanying notes are an integral part of
               these consolidated financial statements.



               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Nine              Nine
                                        Months Ended      Months Ended
                                        September 30,     September 30,
                                            1997             1996
                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                     $(13,518,743)     $    63,971
  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization            1,827,240        2,218,042
  Pension cost in excess of
     funding                               1,085,669          448,403
  Provision for losses on
     receivables                                   0          295,070
  Provision for deferred taxes                     0        2,081,458
  Loss on disposition
     of equipment                                  0           73,321

  Changes in assets and liabilities:
          Accounts receivable             (3,312,037)       5,760,153
          Inventories                      2,127,578        3,870,290
          Prepaid expenses and
           other assets                   (1,590,570)         (80,361)
          Intangible assets                 (645,631)        (125,490)
          U.S. Government request for
           equitable adjustment, net        (238,743)     (12,307,110)
          Deposits and other                 536,031         (500,915)
          Accounts payable and
            accrued expenses               4,580,654       (1,113,998)
          Accrued warranty expense          (283,721)        (162,813)
          Estimated losses on
            contracts in progress           (108,775)        (103,922)
          Self-insured workers'
            compensation reserve             (66,167)               0
          Total adjustments                3,911,528          352,128
     Net cash provided by
     operating activities                 (9,607,215)         416,099

Cash flows from investing activities:
     Capital expenditures                   (386,725)      (1,066,344)
     Proceeds from sale of equipment               0          394,733
     Net cash used in
     investing activities               $ (9,993,940)    $   (671,611)

            The accompanying notes are an integral part of
               these consolidated financial statements.






               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)



                                           Nine             Nine
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                            1997             1996
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $         0      $      2,579

  Borrowings under revolving
     credit facility                     27,704,941         1,500,000

  Repayments under revolving
     credit facility                    (12,932,702)       (1,500,000)

  Principal payments under
     long-term obligations               (5,960,857)         (393,753)

     Net cash used in
     financing activities                 8,811,382          (391,174)

     Effect of exchange rate changes
     on cash and cash equivalents              (642)          (38,827)

Net decrease in cash
  and cash equivalents                   (1,183,200)         (685,513)

Cash and cash equivalents
  beginning of period                     1,183,200         1,411,929

Cash and cash equivalents
  end of period                         $         0      $    726,416

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                           $ 1,597,188       $   407,151
     Income taxes                           159,000            99,720
Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                     $    28,674       $   109,253

  Capitalization of accrued
    interest                            $         0       $ 2,207,799

            The accompanying notes are an integral part of
               these consolidated financial statements.





            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 10-K.

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

3.   INVENTORIES

     Inventories consist of the following:

                                   September 30,    December 31,
                                      1997             1996
                                   (Unaudited)

      Work in-process              $35,286,952      $43,555,521
      Finished goods                 3,149,900        3,524,575
      Raw materials and supplies     6,270,074        5,307,562
      Total                        $44,706,926      $52,387,658

      Less progress payments
        and customer deposits      (23,826,847)     (27,917,381)
      Less allowance for estimated
        losses on contracts in
        progress                        (1,879)      (1,286,669)
                                   $20,878,200      $23,183,608

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

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at December 31, 1997. Because all contingent shares of Common Stock (i.e. options and warrants) are anti-dilutive at September 30, 1997 and 1996, there would be no effect on the reported earnings per share under SFAS No. 128 for these periods.

5.   NOTES PAYABLE
                                      September 30, December,31,
                                          1997         1996
     Short-term debt consists of
     the following:

     Term Credit facility             $         0    $  607,799
     Senior Subordinated Loan                   0       900,000

     Note due to individual, bears        277,202   $   377,173
     interest at 10% collateralized
     by a security interest in
     certain equipment

     Other obligations                    246,946       454,720
     collateralized by security
     interests in certain
     equipment
                                      $   524,148   $ 2,339,692
     Long term debt consists of
     the following:
     Term Credit facility                       0     4,400,000
     Senior Subordinated Loan           6,700,000     6,300,000
     Revolving Credit facility         14,772,239             0

     Other obligations,                   259,099       404,410
     collateralized by security
     interests in certain
     equipment
                                      $21,731,338   $11,104,410
     Total short term and long term   $22,255,486   $13,444,102
     debt

     On August 8, 1997 the Company entered into a three-year revolving credit facility with a new primary lender that allows the Company to borrow up to $20 million. This new loan is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid its $5 million Term Credit facility under the Credit Agreement with Bank of America and a $500 thousand portion of its Senior Subordinated loan under the Loan Agreement. The amount of funds available to borrow under the new revolving credit facility is tied to percentages of accounts receivables and inventory of domestic operations only. The total borrowing availability ranged from $14.7 million to $16.9 million during the period from August
     8 through September 30, 1997. Interest on the new revolving credit facility accrues at prime rate plus 1.5% with provisions for reductions in the interest rate based on specific operating performance targets. Interest is accrued and charged to the loan balance on a monthly basis. All scheduled principal amortization for the portion of the Senior Subordinated loan that remains in place has been deferred for the three-year term of the new revolving credit facility. The Senior Subordinated loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

     As a result of renegotiated terms and conditions of its debt and warrant agreements in March 1997, the new agreements in part provided for forgiveness of approximately $1.3 million of accrued but unpaid interest which is being recognized prospectively as a yield adjustment.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year.
     Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. As a result of losses from operations in the third quarter, the Company may be in violation of such covenants and one or both of its lenders may elect to declare the Company's loans to be in default. (See also, Part I, Item 2 "Management's Discussion and Analysis - Liquidity and Capital Resources" and Part II,
     Item 3 "Defaults Upon Senior Securities").

6.   CONTINGENCIES

     On November 3, 1997, the jury in Stevenson v. Pemco Aeroplex, Inc. and Rick Windsor returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case was filed in the Circuit Court of Jefferson County, Alabama by an employee who alleged a supervisor had engaged in tortious conduct under Alabama law by making sexual advances against her. Pemco was sued under the theory of respondeat superior which holds an employer liable for the actions of its employees undertaken in the course of employment and theories of negligent supervision and training. However, the jury found in favor of the supervisor and discharged him from any liability. It is the Company's position that Pemco's liability is derivative of the supervisor's and thus if he is not liable to the plaintiff, Pemco likewise has no liability. Post-trial motions seeking to vacate the verdict or, alternatively, to obtain a new trial will be filed. The Company has not accrued a loss contingency for the damages as of September 30, 1997. This verdict could have a material adverse effect on the Company's financial position and liquidity if the Company is not successful in asserting its no liability position.

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


















ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

During 1997, the Company has continued to incur substantial losses from operations resulting in significant reduction in stockholders' equity. These losses have been the result of strike-related costs from the nine-month work stoppage which ended in March 1997 at the Birmingham facility; continuing losses at the Copenhagen facility and ongoing through put problems associated with the KC-135 contract for the U.S. Government. The losses have resulted in serious cash liquidity issues for the Company. Both losses and liquidity issues will place the Company in breach of substantially all of its financial covenants associated with its debt. While the Company has entered into a debt financing agreement with a new lender, renegotiated certain terms of its debt agreements and warrant agreement, amended its KC-135 government contract and is proceeding with overhead reductions, additional capital resources
may be required before December 31, 1997.   There can be no
assurance, however, that additional capital resources will be available to the Company.

RESULTS OF OPERATIONS

Three months ended September 30, 1997
Versus three months ended September 30, 1996

Revenues of $28.8 million for the third quarter of 1997 decreased
24% or $9.3 million compared to the third quarter of 1996.

Government sales of $18.3 million were down 37% or $10.6 million versus prior year's quarter. Commercial sales of $10.5 million were up 14% or $1.3 million versus prior year's quarter. The Company's mix of business between government and commercial operations shifted to 64% government and 36% commercial in the third quarter of 1997 versus 76% government and 24% commercial in 1996.

Government revenues decreased as compared to 1996 because of recognition in 1996 of $11.5 million pertaining to the KC-135 claim settlement with the Government (see "KC-135 Contract") and a decrease in sales at the Targets Division of $0.7 million and the Space Vector Division of $1.2 million. Partially offsetting was recognition of over and above costs on the KC-135 contract which the Company is allowed to bill as incurred as a result of the re-negotiation of contract provisions with the Government during 1996. Revenues from KC-135 Programmed Depot Maintenance ("PDM") aircraft redeliveries were essentially unchanged with seven aircraft redeliveries in both the third quarter 1997 and 1996.

Commercial revenues increased as compared to 1996 because of revenue growth at the Copenhagen facility of $1.6 million attributable to the performance of maintenance and cockpit upgrades for KLM Airlines and an increase of $1.0 million at the Clearwater Nacelle operation. Partially offsetting was a $1.8 million decrease in revenue at the Dothan facility attributable to a work stoppage by the International Machinist Union which occurred August 24 through September 14, 1997.

The ratio of cost of sales to sales was 101% in the third quarter of 1997 as compared to 76% for the same period in 1996. Without the benefit of the $11.5 million claim recovery from the government (see "KC-135 Contract" discussion), the 1996 ratio was 108%. The resultant decrease in the gross loss as compared to the 1996 results without the claim recovery is due to the additional pricing concessions on the KC-135 contract in respect to work in process beginning September 30, 1996 partially offset by $1.0 million of additional costs recognized during the third quarter of 1997 due to strike related costs at the Birmingham facility.

The lack of profitability in the quarter is primarily due to redelivery of KC-135 aircraft that did not benefit from price adjustments and cost sharing provisions (See KC-135 contract), the aforementioned recognition of strike-related costs, the work stoppage and a reduction of a claim recovery at the Dothan facility along with continuing losses at the Copenhagen operations.

The Company incurred more than $6.5 million in incremental strike related costs during the UAW work stoppage at the Birmingham facility. While the majority of those costs were incurred in 1996, approximately $4.7 million will be accounted for throughout 1997 as aircraft incurring those costs are redelivered and booked into revenue. These amounts are primarily attributable to the high cost of contract labor, training, housing and transportation costs for replacement workers, as well as increased security costs during the strike period.

Selling, general and administrative expenses decreased from $5.4 million in the third quarter of 1996 to $4.9 million in 1997 and decreased as a percentage of sales from 20% in the third quarter of 1996 adjusted for the $11.5 million claim recovery included in sales to 17% in 1997.

Interest expense was $0.4 million in the third quarter of 1997 versus $0.9 million in the third quarter of 1996. The decrease is primarily attributable to the paydown of outstanding debt in the fourth quarter of 1996. The effective average interest rate in the third quarter of 1997 on the Company's debt was 10.0% versus 10.7% in 1996.

The Company recorded a net of $2.9 million of other income in the third quarter of 1996. Approximately $3.3 million of the Company's settlement with the U.S. Government was classified as other income; $1.8 million as reimbursement for withholding tax penalties and $1.5 million for excessive interest costs, both of which were incurred by the Company due to the cash constraints caused by the cost impacts cited in the Company REAs (see "KC-135 Contract").
The Company also recorded approximately $0.2 million of payroll tax penalties in the third quarter of 1996.

The Company recorded $1.6 million of state and federal income tax expense in the third quarter of 1996 and reduced its deferred tax assets by $1.5 million. The change in deferred tax assets resulted primarily from the expiration of federal net operating loss carryforwards and the liquidation of inventory which has been reserved.

Nine months ended September 30, 1997
Versus nine months ended September 30, 1996

Revenues of $99.5 million for the first nine months of 1997 decreased 1% or $0.9 million from the comparable period in 1996.
Government sales of $56.7 million were down 16% or $10.8 million versus same period 1996. Commercial sales of $42.8 million increased 30% or $9.9 million versus same period 1996. The
Company's mix of business between government and commercial customers shifted to 57% government and 43% commercial in 1997 from 67% government and 33% commercial in 1996.

Government sales decreased in the first nine months of 1997 versus 1996 primarily due to the $17.2 million recognized in 1996 as a result of the claim settlement with the Government (see "KC-135 Contract"). Sales were also down in the Targets division by $2.0 million and the Space Vector division by $1.9 million. Partially offsetting these decreases is a $11.2 million increase in KC-135 revenues as a result of changes in the contract provision which allows over and above costs to be billed as incurred. The Company redelivered twenty-four KC-135 programmed depot maintenance aircraft in both the 1997 and 1996 periods.

Commercial sales increased in the first nine months of 1997 primarily due to maintenance and cargo conversion sales increases at both the Dothan facility of $5.5 million and the Copenhagen facility of $2.0 million. Nacelle sales activity at the Clearwater facility also increased $2.2 million.

The ratio of cost of sales to sales was 96% for the first nine months of 1997 as compared to 84% for the same period in 1996. The 1996 ratio without the benefit of the $17.2 million claim recovery from the Government (see "KC-135 Contract") was 102%. The resultant improvement in gross profit as compared to 1996 results without the claim recovery is due to the additional pricing concession on the KC-135 contract in respect to work in process beginning September 30, 1996 partially offset by $4.4 million of additional costs recognized in the first nine months of 1997 due to strike-related costs at the Birmingham facility.

The Company incurred more that $6.5 million in incremental strike related costs during the UAW work stoppage at the Birmingham facility. While the majority of those costs were incurred in 1996, approximately $4.7 million will be accounted for throughout 1997 as aircraft incurring those costs are redelivered and booked into revenue. These amounts are primarily attributable to the high cost of contract labor, training, housing and transportation costs for replacement workers, as well as increased security costs during the strike period.

Selling, general and administrative ("SG&A") expense increased from $13.3 million in the first nine months of 1996 to $15.4 million in 1997. SG&A decreased as a percentage of sales from 16% in 1996 (adjusted for the $17.2 million claim recovery included in sales) to 15% in 1997. SG&A increased primarily due to outside legal/consultant costs associated with legal actions, labor negotiation and other matters.

Research and development expense increased $0.4 million in the first nine months of 1997 and 1996 primarily due to increased efforts on aircraft modification programs.

Interest expense decreased from $2.5 million in the first nine months of 1996 to $1.0 million in 1997, primarily because of the repayment of $15 million of debt in the fourth quarter of 1996. The effective average interest rate on the Company's debt in the first nine months of 1997 was 10.0% versus 10.7% in 1996.

Other income and expense changed from $3.0 million income in the first nine months of 1996 to $0.4 million expense in 1997. The other expense in 1997 is primarily payroll tax penalties incurred in the second quarter. The Company recorded a net of $3.0 million of other income in the first nine months of 1996. Approximately $3.3 million of the Company's settlement with the U.S. Government was classified as other income; $1.8 million as reimbursement for withholding tax penalties and $1.5 million for excessive interest costs, both of which were incurred by the Company due to the cash constraints caused by the cost impacts cited in the Company's REAs (see "KC-135 Contract"). The Company had recorded approximately $0.4 million of the reimbursed payroll tax penalties in 1996.

The Company recorded $0.1 million of state income tax expense in the first nine months of 1997 versus $2.3 million of state and federal income tax expense in 1996. No federal income tax benefit has been recorded in 1997 due to the lack of probability of realization against future taxable income. The Company recorded $2.3 million of state and federal income tax expense in 1996 and reduced its deferred tax assets by $2.1 million. The change in deferred tax assets resulted primarily from the expiration of federal net operating loss carryforwards and the liquidation of inventory which had been reserved. The Company also increased its valuation allowance in 1996 for certain state net operating loss carryforwrds which have been disallowed based on the findings of an Alabama state tax audit.

KC-135 Contract

In October of 1996, the Company reached an agreement with the U.S. Government with respect to all outstanding Requests for Equitable Adjustment (REA) on both its 1990 and 1995 KC-135 contracts. The Company and the Government negotiated to resolve all disputes associated with the Government's untimely provision of government furnished material, the incidence of major structural repair work greatly in excess of that contemplated at the time of contract formation, post contract increases in inspection requirements, consequent delay and disruption costs and other associated costs. The Company believes that the factors cited above caused the Company to incur at least $34.8 million in additional costs up to the date of the settlement with the Government. Pursuant to the terms of the settlement agreement, the Company received $25.0 million in cash from the U.S. Government in October 1996, $24.6 million of which was recorded as a current receivable at September 30, 1996. In anticipation of a settlement with the Government, the Company previously had recorded $4.1 million of this settlement as revenue in 1995, $0.8 million as revenue in the first quarter of 1996 and $4.9 million as revenue in the second quarter of 1996.
The Company recorded $14.8 million of the balance of the settlement as revenue and other income in the third quarter of 1996, with the remaining $0.4 million to be recorded in the fourth quarter of 1996, as it relates to aircraft redelivered after September 1996. The Company classified $3.3 million of the $14.8 million settlement recorded in the third quarter as other income, designating $1.8 million as reimbursement for withholding tax penalties and $1.5 million for interest costs, both of which were incurred by the company due to the cash constraints caused by the excessive cost impacts cited in the Company's REAs. The remaining $11.5 million of the $14.8 million was recorded as revenue in the third quarter of 1996.

The Company also reached an agreement with the U.S. Government for additional pricing in respect of aircraft in process at September 30, 1996 and forward, to compensate the Company for the cost impact of the directed and constructive changes to the contract cited above. The Government also exercised its option of Programmed Depot Maintenance (PDM) of the KC-135 aircraft for the 1998 fiscal year, beginning on October 1, 1997. The Company's contract for the 1997 and 1998 option years was amended to include additional pricing for the aforementioned directed and constructive changes to the contract and incorporated a fixed-price incentive firm target type provision to the contract, which contains limited cost/benefit
sharing provisions.   The U.S. Government delivered forty-five
aircraft to the Company under the first year of the contract, thirty-four aircraft under the first option year and twenty aircraft in the second option year of the contract. To date, the Government has scheduled twenty-one aircraft to be delivered for PDM work under the third option year of the contract, which began on October 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company initially borrowed funds from its primary lender, Bank of America National Trust and Saving Association ("Bank of America"), beginning in 1988 pursuant to a Credit Agreement that provides for a term credit facility and a revolving credit facility (the "Credit Agreement"), and a Senior Subordinated Loan agreement (the "Subordinated Agreement"). In connection with these agreements, the Company issued to Bank of America a warrant to purchase shares of the Company's Common Stock (the "Warrant"). On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility that is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid in full the term credit facility under the Credit Agreement and a portion of the Subordinated Agreement. The Subordinated Agreement was amended on August 8, 1997 to provide that all scheduled principal amortization for the portion of the Subordinated Loan that remains in place has been deferred for the three-year term of the new revolving credit facility. The Subordinated Loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

In October of 1996, the Company paid $15.0 million of principal to Bank of America from the proceeds of the settlement with the U. S. Government, with $2.8 million applied to the Subordinated Agreement, $4.2 million to the term credit facility and $8.0 million to fully repay the revolving credit facility. In March of 1997, the Credit Agreement, the Subordinated Agreement and the Warrant were each amended, effective as of December 31, 1996. At the time of such amendments, no funds were outstanding under the revolving credit facility and $5.0 million of principal was outstanding under the term loan facility. As amended, the Credit Agreement provided for 6 installments of $100,000 to be paid against the principal amount during 1997 with the $4.4 million balance due January 31, 1998. The rates of interest on the Credit Agreement were variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debts or increments of additional debt. For the years ended December 31, 1996 and 1995, the effective interest rates for the term credit facility were 10.52% and 9.88%, respectively. The Subordinated Agreement, as amended, provided that the $7.2 million principal balance be repaid in sixteen equal quarterly installments commending September 30, 1997 and ending on June 30, 2001. The Credit Agreement and the Subordinated Agreement also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and anticipates recognizing the remaining $0.7 million over the years 1997 through 2001. During 1997, the Company will recognize $.3 million allocated equally to each quarter. The balance of the $.4 million will be taken pro-rata over the period 1998 through 2001.

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

The Company is required to repurchase the Warrant over a period of six quarters beginning August 31, 1997 with cash or by the issuance of Common Stock with a value equal to the redemption price. The redemption price for three-eights of the total Shares which was due on August 31, 1997 and all future installments is the higher of (i) $1.1135 per Share, such amount being equal to the difference between the average market price of the Common Stock for the 30 trading days following the date which was 15 trading days prior to the date the Company filed its financial results for the third quarter of 1996 and the exercise price, or (ii) the difference between the average market price of the Common Stock for the 25 trading days preceding the date which is five trading days prior to the date on which the redemption is actually paid. In addition, interest accrues on the unpaid installments in the form of cash and/or shares of Common Stock. The amount of interest is equal to the sum of (i) $75,000 in cash (or the number of shares which is the result of dividing $75,000 by the average market price of the Common Stock for the 25 trading days immediately preceding the date which is five trading days prior to August 31, 1997, or $1.4537 per share), payable immediately, plus (ii) .0004 of a share of Common Stock per unredeemed Warrant share per day from the respective installment date until the redemption is made. Such interest is paid quarterly 10 days after the first day of each calendar quarter. Such interest may be paid in the form of Common Stock only if such stock is then registered and freely tradable; otherwise, the cash equivalent must be paid, calculated as the market value of the stock as of the last day of the calendar quarter. The Company may exercise its right to repurchase the Warrant with shares of Common Stock, only if the Shares when issued are the subject of an effective registration statement and immediately publicly tradeable. While the Company presently intends to exercise its right to repurchase the warrant with shares of Common Stock, it may elect to repurchase all or a portion of the Warrant with cash. The first installment of the repurchase, which was due August 31, 1997, has not yet been paid because the shares of stock underlying the Warrant have not yet been registered with the Securities and Exchange Commission.

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

The Company intends to replace its outdated, multi-type financial information systems with enterprise-wide systems from Oracle. The hardware, software and implementation costs will be approximately $2.5 million to be incurred over a two year period. The costs of the system are being financed by various vendors over periods of three to five years. The Company does not anticipate making any other significant capital expenditures in the foreseeable future.

CASH FLOW

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flow for the nine (9) months ending September 30, 1997 and 1996.

The Company's pension expense as determined by its actuary for the year 1997 is $1.45 million as compared to $1.0 million in 1996.
The Company has made no pension contributions in 1997 and $.3 million in 1996. Based on the actuarial report for fiscal year ending December 31, 1996, and plan year beginning January 01, 1996 the ERISA funding is 100.5%. The Company anticipates that no minimum pension contributions will be required because of favorable investment results in 1997.

The Company reduced its deferred tax assets in 1996 by $2.1 million primarily from utilization of federal net operating loss carry-forwards, liquidation of reserved inventory and disallowance of state net operating loss carry-forwards.

The Company's accounts receivable increased in the first nine months of 1997 largely due to the over and above cost billings on the KC-135 contract which were allowed to be billed as incurred starting in the fourth quarter 1996, as well as the overall increases in commercial sales volume. Receivables decreased in 1996 primarily due to fewer KC-135 aircraft redeliveries as compared to December of 1995, and the timing of such redeliveries.

Inventories decreased in 1997 due to a net reduction in work-in-process which is a result of redelivery of KC-135 aircraft which carried substantial losses including strike-related costs in inventory at December, 1996. Costs are carried in inventory until booked to cost of sales as aircraft are redelivered.

The 1997 increase in prepaid expense is primarily due to $0.6 million increase at the Copenhagen Operations and $0.3 million of prepaid interest to Bank of America as a part of the August, 1997 refinancing.

Intangible assets have increased in 1997 due to costs associated with the Bank of New York debt financing. These costs will be amortized over the term of the debt.

The U.S. Government request for equitable adjustment reflects the H-3 claim receivable in 1997 (See Financial Statement note 6) and the KC-135 contract claim in 1996 (See KC-135 contract above).

Deposits and other have decreased in 1997 due to reduced workers compensation premium deposits and utilization of deposits associated with contract personnel costs. The 1996 variance was due to timing of workers compensation deposit premiums.

The Accounts Payable and Accrued Expense increase in 1997 is due primarily to increases in vendor payables resulting from continuing cash constraints. The decreases in Accounts Payable and Accrued Expense in 1996 is primarily a result of $2.2 million of interest that was reclassified to debt.

Inflation and changing prices have had no significant impact on the Company's net sales or income from operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at September 30, 1997 and 1996:

                                    1997          1996

          U.S. Government          $127,915      $111,483
          Commercial                 31,236        16,873
                  Total            $159,151      $128,356

As of September 30, 1997 and 1996, 80% and 87% of the Company's backlog related to work for the U.S. Government. The Company's Government backlog increased $35 million primarily related to a contract for sounding rocket launches awarded to its Space Vector operation and $25 million for the 1998 KC-135 option year. Approximately $39.1 million of the 1997 backlog and $39.7 million of the 1996 backlog is firm but not funded.

CONTINGENCIES

As previously discussed, a material adverse effect on the Company's financial position and liquidity could result if the verdict in the Stevenson v. Pemco Aeroplex, Inc. and Rick Windsor case is upheld.

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

FORWARD LOOKING STATEMENTS

With the exception of historical facts, statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations are forward looking statements. Statements contained herein concerning anticipated results of operations, the outcome of pending and future litigation, the outcome of audits, reviews, and investigations by the U.S. Government, the outcome of REA's filed with the U.S. Government, and the Company's intent to take certain actions in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards and actions with respect to utilization and renewal of contracts.














                     PRECISION STANDARD,INC.

                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          On June 27, 1997, the Company and its Pemco Aeroplex subsidiary was served with a civil complaint filed by the United States of America in U.S. District Court for the Northern District of Alabama, Southern Division. The complaint alleged violation of the False Claims Act ("FCA") and contract claims based on mistake of fact and unjust enrichment with respect to the 1991 sale of certain C-130 aircraft wings by the government to Pemco, and sought $1.5 million as the alleged value of the wings and treble damages under the FCA. On July 25, 1997, Pemco filed a motion to dismiss the complaint based on failure to allege facts which establish a cause of action, and other grounds. The case was dismissed on September 3, 1997 for failure to state a claim under the FCA and lack of jurisdiction. On November 12, 1997, the Company received notice that the U.S. would appeal the decision to the U.S. Court of Appeals for the 11th Circuit.

          In American International Airway, Inc. v. GATX Capital Corporation, et al., U.S.D.C., N.D. Cal., the owner of two aircraft converted under a Supplementary Type Certificate for 747 cargo conversions owned by GATX and others, sued GATX and various other defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which has been so converted were restricted to carrying reduced payloads. The Company's Pemco Aeroplex subsidiary has been named as one of seven defendants in the case because of allegedly improper engineering work performed in the 1980's by its predecessor, Hayes International. The complaint, which was served on Pemco on February 5, 1997, alleges violations of the Racketeer Influenced and Corrupt Organization Act (RICO), conspiracy, and negligence against Pemco. Pemco has filed a motion to dismiss the complaint which was denied in part and granted in part by the U.S. District Court, Northern District of California on October 15, 1997. The Court granted the motion with respect to the claim for civil conspiracy, but granted the plaintiff leave to amend the complaint. Pemco believes the allegations made against it have no factual basis and intends to vigorously defend this claim.

          On October 28, 1997, the Company was served with a complaint filed by the Birmingham Airport Authority in the Probate Court of Jefferson County, Alabama seeking condemnation of a portion of the Pemco Aeroplex leasehold in Birmingham, Alabama. The property involved in such condemnation proceeding is approximately 4 acres. The Airport Authority has commissioned an appraisal of the property at issue. Prior to actual inspection of the property, the Airport Authority offered Pemco approximately $20,000 in compensation for the impacts due to condemnation. Pemco estimates that the impact to its operation resulting from condemnation of such property would be substantially in excess of $20,000 and is in the process of determining the cost to Pemco.

          On November 3, 1997, the jury in Stevenson v. Pemco Aeroplex, Inc. and Rick Windsor returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case was filed in the Circuit Court of Jefferson County, Alabama by an employee who alleged a supervisor had engaged in tortious conduct under Alabama law by making sexual advances against her. Pemco was sued under the theory of respondeat superior which holds an employer liable for the actions of its employees undertaken in the course of employment and theories of negligent supervision and training. However, the jury found in favor of the supervisor and discharged him from any liability. It is the Company's position that Pemco's liability is derivative of the supervisor's and thus if he is not liable to the plaintiff, Pemco likewise has no liability. Post-trial motions seeking to vacate the verdict or, alternatively, to obtain a new trial will be filed.

          On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S (PWAS), the Company's Danish subsidiary. The Maritime and Commercial Court in Copenhagen, Denmark will hear the request on November 20, 1997. The Company and PWAS are evaluating the options under Danish law. The Company has guaranteed certain obligations of PWAS.

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

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          At September 30, 1997 the Company may be deemed to have been in violation of certain financial ratio tests required by its bank credit agreements with respect to working capital, tangible net worth and losses in a quarter. The Company is informing its lender of the violation and will be seeking a waiver. No default notice has been received. Based on the fact that no debt service obligations were at issue, the Company expects the current violations to be waived.

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




                                   PRECISION STANDARD, INC.




Date:         11/17/97             By:  /s/ Richard J. Hendricks
                                         Richard J. Hendricks
                                         Vice President-Finance
                                         (Principal Financial
                                         and Accounting Officer)