Form 10-Q/A
period 1997-06-30
PRECISION STANDARD INC
filed 1997-11-24
CIK 771729

LAW\45828\267772.01
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                                FORM 10-Q/A

                       AMENDMENT NO. 2 TO FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                       Commission File No. 0-13829
March 31, 1997

                         PRECISION STANDARD, INC.

          (Exact Name of Registrant as Specified in its Charter)

      Colorado                               84-0985295
----------------------                       ----------
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

PART I.  FINANCIAL INFORMATION

ITEM 2

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


The Company initially borrowed funds from its primary lender, Bank of America National Trust and Saving Association ("Bank of America"), beginning in 1988 pursuant to a Credit Agreement that provides for a term credit facility and a revolving credit facility (the "Credit Agreement"), and a Senior Subordinated Loan Agreement (the "Subordinated Agreement"). In connection with these agreements, the Company issued to Bank of America a warrant to purchase shares of the Company's Common Stock (the "Warrant"). On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility under the Credit Agreement that is expected to provide the Company with greater flexibility. As part of this transaction, the Company repaid the term credit facility and a portion of the Subordinated Agreement. The Subordinated Agreement was amended on August 8, 1997 to provide that all scheduled principal amortization for the portion of the Subordinated Loan that remains in place has been deferred for the three -year term of the new revolving credit facility. The Subordinated Loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

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

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at March 31, 1997 and 1996:

                                 1997           1996
                               --------       --------

          U.S. Government      $135,618       $100,498
          Commercial             33,992         18,342
                               --------       --------
                               $169,610       $118,840

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

                             OTHER INFORMATION

PART II.

ITEM 1  LEGAL PROCEEDINGS


     On June 27, 1997, the Company's Pemco Aeroplex subsidiary was served with a civil complaint filed by the United States of America in US District Court for the Middle District of Alabama, Northern Division. The complaint alleged violation of the False Claims Act ("FCA") and contract claims based on mistake of fact and unjust enrichment with respect to the 1991 sale of certain C-130 aircraft wings by the U.S. Government to Pemco, and sought $1.5 million as the alleged value of the wings and treble damages under the FCA. On July 25, 1997, Pemco filed a motion to dismiss the complaint based on failure to allege facts which establish a cause of action, and other grounds. The case was dismissed on September 3, 1997 for failure to state a claim under the FCA and lack of jurisdiction. The Government has filed a notice of appeal. If the appeal is in fact prosecuted, the Company intends to vigorously defend the district court's judgment.

A purported class action was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker union employees and who were terminated upon settlement of suck strike. On June 3, 1997, Pemco was served with the complaint in BRADLEY v. PEMCO AEROPLEX, INC. filed in the Circuit Court of Jefferson County, Alabama. On July 9, 1997, the plaintiff filed an amended complaint alleging fraud, breach of contract, and civil conspiracy seeking damages and equitable relief against Pemco and adding the Company as a defendant. The Company was served with the amended complaint on July 16, 1997. Pemco and the Company filed their answers denying all allegations. The Company believes the plaintiffs' claims have no factual basis and will vigorously defend the case.

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

In BIRMINGHAM AIRPORT AUTHORITY V. PEMCO AEROPLEX, INC., filed October 7, 1997 in Circuit Court, Jefferson County, Alabama, the Birmingham Airport Authority ("BAA") is seeking a declaratory judgment. (In its complaint, BAA seeks a declaratory judgment that no agreement regarding the extension of the lease has been reached by the parties.) Pemco operates an aircraft service facility at the Birmingham Airport on land leased from BAA. It is the Company's position that Pemco and BAA have negotiated a 20-year extension of the lease which otherwise would expire on September 30, 2000 and agreed to by both parties. The Company believes that the lease has been extended and will vigorously defend the case.

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

On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S (PWAS), the Company's Danish subsidiary. The Maritime and Commercial Court in Copenhagen, Denmark heard the request on November 20, 1997 and the petition was granted. Trustees have been appointed to operate the facility. The Company has guaranteed certain obligations of PWAS.

Various other claims alleging employment discrimination, including race, sex, age and disability, have been made against the Company and its subsidiary, Pemco Aeroplex, Inc., by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex, Inc. are also pending in Alabama state court. The Company believes that no one of these claims is material to the Company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S. and Alabama than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers' compensation benefits as provided by statute, the Company believes these claims have no factual basis and intends to vigorously defend itself in all litigation arising therefrom.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRECISION STANDARD, INC.


Date: November 24, 1997          By:/s/Matthew L. Gold
                                 Matthew L. Gold,
                                    Chairman, President and
                                    Chief Executive Officer


Date: November 24, 1997          By:/s/Richard J. Hendricks
                                 Richard J. Hendricks
                                    Vice President-Finance
                                    (Principal Financial
                                    and Accounting Officer)