Form 10-Q/A
period 1997-06-30
PRECISION STANDARD INC
filed 1997-11-24
CIK 771729

LAW\45828\267775.01
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

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

PART I.   FINANCIAL INFORMATION

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

Selling, general and administrative expense (SG&A) increased from $4.5 million in the second quarter of 1996 to $5.4 million in 1997 and increased as a percentage of sales from 12% in 1996 to 15% in 1997. SG&A increased primarily due to an increase in outside legal/consultant fees associated with debt refinancing and labor negotiations as well as the amount of commercial work in process. Under Generally Accepted Accounting Principles, SG&A incurred for commercial contracts must be accrued and recognized in the current period, whereas SG&A related to government contracts are inventoried until redelivery of the aircraft or shipment of the product.

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

As a result of the amendment of certain contract provisions in the KC-135 contract during the last quarter of 1996, the Company is allowed to bill the government for over-and-above costs under such contract as incurred, which accelerates the receipt of payments. Such accelerated payments received in 1997 offset the impact of the $5.7 million in revenue recognized during the first six months of 1996 in anticipation of the negotiation and settlement with the U.S. Government of the Company's outstanding Requests for Equitable Adjust (REAs). Thus, primarily due to this contract change, Government sales for the first six months of 1997 showed a net increase of approximately $1.9 million under the Company's KC-135 contract. KC-135 contract revenues also increased during the first six months of 1997 due to an increase in the number of KC-135 Programmed Depot Maintenance (PDM) aircraft redeliveries. Seventeen such aircraft were redelivered in 1997 versus sixteen in the first six months of 1996.

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

In October of 1996, the Company paid $15.0 million of principal to Bank of America from the proceeds of the settlement with the U.S. Government, with $2.8 million applied to the Subordinated Agreement, $4.2 million to the term credit facility and $8.0 million to fully repay the revolving credit facility. In March of 1997, the Credit Agreement, the Subordinated Agreement and the Warrant were each amended, effective as of December 31, 1996. At the time of such amendments, no funds were outstanding under the revolving credit facility and $5.0 million of principal was outstanding under the term loan facility. As amended, the Credit Agreement provided for 6 installments of $100,000 to be paid against the principal amount during 1997 with the $4.4 million balance due January 31, 1998. The rates of interest on the Credit Agreement were variable, depending upon the general level of interest rates and the timing and nature of elections which the Company is entitled to make in respect to renewals of outstanding debts or increments of additional debt. For the years ended December 31, 1996 and 1995, the effective interest rates for the term credit facility were 10.52% and 9.88%, respectively. The Subordinated Agreement, as amended, provided that the $7.2 million principal balance be repaid in sixteen equal quarterly installments commencing September 30, 1997 and ending on June 30, 2001. The Credit Agreement and the Subordinated Agreement also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and anticipates recognizing the remaining $0.7 million over the years 1998 through 2001. During 1997, the Company will recognize $.3 million allocated equally to each quarter. The balance of the $.4 million will be taken pro -rata over the period 1998 through 2001.

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

Net inventories increased $2.5 million in the first six months of 1997 due to the utilization of the reserve for estimated losses recorded in 1996 on contracts in progress of $1.3 million and an increase in raw materials inventory due to the Company's increased workload.

Accounts payable and accrued expenses increased in the first six months of 1997 due to continued cash constraints and the increase in workload at the Company's various facilities. Accrued interest at June 30, 1997 was $1.0 million, representing a $0.4 million increase over that due at June 30, 1996. This increase is due to timing of payments.

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

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 1997 and 1996:

                                 1997           1996
                               --------       --------

          U.S. Government      $123,379        $87,065
          Commercial             26,588         12,721
                               --------       --------
                               $149,967        $99,786

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

A purported class action was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker union employees and who were terminated upon settlement of suck strike. On June 3, 1997, Pemco was served with the complaint in BRADLEY v. PEMCO AEROPLEX, INC. filed in the Circuit Court of Jefferson County, Alabama. On July 9, 1997, the plaintiff filed an amended complaint alleging fraud, breach of contract, and civil conspiracy seeking damages and equitable relief against Pemco and adding the Company as a defendant. The Company was served with the amended complaint on July 16, 1997. Pemco and the Company have filed their answers denying all allegations. The Company believes the plaintiffs' claims have no factual basis and will vigorously defend the case.

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


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        a) Exhibits

           4.1 First Amendment to Second Amended and Restated Senior Subordinated Loan Agreement between Precision Standard, Inc. and Bank of America National Trust and Saving Association entered into as of August 8, 1997.

           4.2    Accounts Receivable Management and Security
                  Agreement between Precision Standard, Inc. and
                  BNY of the Americas entered into as of August
                  8, 1997.


           10 Guarantee between PSI and Pemco World Air Services A/S dated May 29, 1997


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

                                 PRECISION STANDARD, INC.



Date: November 24, 1997          By:/s/Matthew L. Gold
                                 Matthew L. Gold,
                                 Chairman, President and
                                 Chief Executive Officer


Date: November 24, 1997          By:/s/Richard J. Hendricks
                                 Richard J. Hendricks
                                    Vice President-Finance
                                    (Principal Financial
                                    and Accounting Officer)


                               EXHIBIT INDEX


NO.                                     METHOD OF FILING
---                                     ----------------


10  Guarantee between PSI and
    Pemco World Air Services A/S
    dated May 29, 1997                  Filed herewith electronically