Form 10-K/A
period 1996-12-31
PRECISION STANDARD INC
filed 1997-11-25
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A

                       AMENDMENT NO. 2 TO FORM 10-K

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

                                  PART I

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------


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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
----------------------------------------------------

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

                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Denver, Colorado
March 31, 1997 (except with respect to
The matter discussed in Note 18, as to
which the date is November 11, 1997)



     18.  UNCERTAINTIES

     GOING CONCERN

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

     LITIGATION

     On November 3, 1997, the jury in STEVENSON VS. PEMCO AEROPLEX, INC. AND RICK WINDSOR returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case was filed in the Circuit Court of Jefferson County, Alabama by an employee who alleged a supervisor had engaged in tortious conduct under Alabama law by making sexual advances against her. Pemco was sued under the theory of respondeat superior which holds an employer liable for the actions of its employees undertaken in the course of employment and theories of negligent supervision and training. However, the jury found in favor of the supervisor and discharged him from any liability. It is the Company's position that Pemco's liability is derivative of the supervisor's and thus if he is not liable to the plaintiff, Pemco likewise has no liability. Post-trial motions seeking to vacate the verdict or, alternatively, to obtain a new trial will be filed. This verdict could have a material adverse effect on the Company's financial position and liquidity if the Company is not successful in asserting its no liability position. No provision for any liability that might result was made in the accompanying consolidated financial statements.

     Additionally, on November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S (PWAS), the Company's Danish subsidiary. The Maritime Commercial Court on Copenhagen, Denmark heard the request on November 20, 1997 and the petition was granted. Trustees have been appointed to operate the facility. The Company has guaranteed certain obligations of PWAS. No provision for any liability that might result was made in the accompanying consolidated financial statements.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------


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

                                      PRECISION STANDARD, INC.


Date:  November 24, 1997              By: /s/ Matthew L. Gold
                                          Matthew L. Gold, President
                                          (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

          SIGNATURE                     TITLE                    DATE


      /s/Matthew L. Gold
       Matthew L. Gold           Chairman, President,     November 24, 1997
                               Chief Executive Officer
                                     and Director
                            (Principal Executive Officer)


   /s/Richard J. Hendricks
     Richard J. Hendricks       Vice President-Finance    November 24, 1997
                               (Principal Financial and
                                 Accounting Officer)


     /s/Donald C. Hannah
       Donald C. Hannah                Director           November 24, 1997


  /s/George E.R. Kinnear II
   George E. R. Kinnear II             Director           November 24, 1997


    /s/J. Ben Shapiro, Jr.
     J. Ben Shapiro, Jr.               Director           November 24, 1997


    /s/Thomas C. Richards
      Thomas C. Richards               Director           November 24, 1997