Form 10-Q/A
period 1997-09-30
PRECISION STANDARD INC
filed 1997-12-19
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-Q/A
                  AMENDMENT NO. 1 TO FORM 10-Q

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

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the period ended September 30, 1997 as set forth below:




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

4.   EARNINGS PER COMMON SHARE

     The computation of loss per common share in 1996 and 1997 is based on the weighted average number of outstanding common shares. The inclusion of stock options and stock warrants would be antidilutive.
                               -8-
     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, ("SFAS") No. 128 (the "Statement"), Earnings per Share. This Statement establishes standards for computing and presenting earnings per share ("EPS"). This Statement will simplify the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and will make them comparable to international EPS standards.

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


     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year.
     Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. As a result of losses from operations in the third quarter, the Company may be in violation of such covenants and one or both of its lenders may elect to declare the Company's loans to be in default. The Company has informed its lenders of the violations and has received permanent waivers of any default from violations of the loan covenants occurring as of September 30, 1997. (See also, Part I, Item 2 "Management's Discussion and Analysis - Liquidity and Capital Resources" and
     Part II, Item 3 "Defaults Upon Senior Securities").


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


During 1997, the Company has continued to incur substantial losses from operations resulting in significant reduction in stockholders' equity. These losses have been the result of strike-related costs from the nine-month work stoppage which ended in March 1997 at the Birmingham facility; continuing losses at the Copenhagen facility and ongoing through put problems associated with the KC-135 contract for the U.S. Government. The losses have resulted in serious cash liquidity issues for the Company. Both losses and liquidity issues will place the Company in breach of substantially all of its financial covenants associated with its debt. The Company has obtained permanent waivers of any breaches occurring as of September 30, 1997 from each of its lenders. While the Company has entered into a debt financing agreement with a new lender, renegotiated certain terms of its debt agreements and warrant agreement, amended its KC-135 government contract and is proceeding with overhead reductions, additional capital resources may be
required before December 31, 1997.   There can be no assurance,
however, that additional capital resources will be available to the Company.


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


The Company is required to repurchase the Warrant over a period of six quarters beginning August 31, 1997 with cash or by the issuance of Common Stock with a value equal to the redemption price. The redemption price for three-eights of the total Shares which was due on August 31, 1997 and all future installments is the higher of (i) $1.1135 per Share, such amount being equal to the difference between the exercise price and the average market price of the Common Stock for the 30 trading days following the date which was 15 trading days prior to the date the Company filed its financial results for the third quarter of 1996 and the exercise price, or
(ii) the difference between the exercise price and the average market price of the Common Stock for the 25 trading days preceding the date which is five trading days prior to the date on which the redemption is actually paid. In addition, interest accrues on the unpaid installments in the form of cash and/or shares of Common Stock. The amount of interest is equal to the sum of (i) $75,000 in cash (or the number of shares which is the result of dividing $75,000 by the average market price of the Common Stock for the 25 trading days immediately preceding the date which is five trading days prior to August 31, 1997, or $1.4537 per share), payable immediately, plus (ii) .0004 of a share of Common Stock per unredeemed Warrant share per day from the respective installment date until the redemption is made. Such interest is paid quarterly 10 days after the first day of each calendar quarter. Such interest may be paid in the form of Common Stock only if such stock is then registered and freely tradable; otherwise, the cash equivalent must be paid, calculated as the market value of the stock as of the last day of the calendar quarter. The Company may exercise its right to repurchase the Warrant with shares of Common Stock, only if the Shares when issued are the subject of an effective registration statement and immediately publicly tradeable. While the Company presently intends to exercise its right to repurchase the warrant with shares of Common Stock, it may elect to repurchase all or a portion of the Warrant with cash. The first installment of the repurchase, which was due August 31, 1997 and the second installment due October 31, 1997, have not yet been paid because the shares of stock underlying the Warrant have not yet been registered with the Securities and Exchange Commission.


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


          On November 3, 1997, the jury in Stevenson v. Pemco Aeroplex, Inc. and Rick Windsor returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case was filed in the Circuit Court of Jefferson County, Alabama by an employee who alleged a supervisor had engaged in tortious conduct under Alabama law by making sexual advances against her. Pemco was sued under the theory of respondeat superior which holds an employer liable for the actions of its employees undertaken in the course of employment and theories of negligent supervision and training. However, the jury found in favor of the supervisor and discharged him from any liability. It is the Company's position that Pemco's liability is derivative of the supervisor's and thus if he is not liable to the plaintiff, Pemco likewise has no liability. A post-trial motion seeking to vacate the verdict or, alternatively, to obtain a new trial has been filed and a hearing on the motion has been set for January 16, 1998.



          On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S (PWAS), the Company's Danish subsidiary. On November 20, 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request and appointed trustees to operate PWAS. The Company has guaranteed certain obligations of PWAS.


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

Item 2    Changes in Securities

          None


Item 3    Defaults Upon Senior Securities

          At September 30, 1997 the Company may be deemed to have been in violation of certain financial ratio tests required by its bank credit agreements with respect to working capital, tangible net worth and losses in a quarter. The Company has informed its lenders of the violations and has obtained permanent waivers of any violations occurring as of September 30, 1997.


Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None


Item 6    Exhibits and Reports on Form 8-K

          a)   Exhibits

               None

          b)   Reports on Form 8-K

               None





                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PRECISION STANDARD, INC.




Date:         12/19/97             By:  /s/ Richard J. Hendricks
                                         Richard J. Hendricks
                                         Vice President-Finance
                                         (Principal Financial
                                         and Accounting Officer)