Form 10-K405
period 1997-12-31
PRECISION STANDARD INC
filed 1998-04-16
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the twelve months ended
                        December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:
None-****

Securities registered pursuant to Section 12(g) of the Act:
None-****

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

     The aggregate market value of the Common Stock held by non-affiliates on February 27, 1997 was approximately $2,430,026.

     The number of shares of the Company's Common Stock out-standing as of February 27, 1998 was 14,771,870.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1997) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes No




                     FORM 10-K ANNUAL REPORT

      FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

          Item 14.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K.....

SIGNATURES            ......................................



                               -i-



                             PART I

Item 1.  Business.

A.   GENERAL

Precision Standard, Inc. ("the Company") is a diversified aviation and aerospace company with executive offices in Denver, Colorado. The Company is composed of three operating groups: the Government Services Group, located primarily in Birmingham, Alabama; the Commercial Services Group, located in Dothan, Alabama and Victorville, California; and the Manufacturing and Overhaul Group with facilities in California, Colorado, Florida, and until January 1998, Alabama. The Commercial Services and Manufacturing and Overhaul Groups discontinued operations at the facility located in Copenhagen, Denmark during the fourth quarter of 1997.

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

The Company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft contracts lasting several years. The Company is able to offer full range maintenance support services to airlines coupled with the related engineering and technical services required by these customers. The Company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous, proprietary Supplemental Type Certificates ("STCs"). The Company's facilities, tooling, engineering capabilities, and experienced labor force enable it to perform virtually any airframe modification a commercial customer may require. The Company has performed over 250 cargo conversions of narrow and wide-body commercial aircraft.

The Company's Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. In addition, the Manufacturing and Overhaul Group provides engine nacelle overhaul and repair and operates an aircraft parts distribution company. The Company's well-trained and highly respected research, development, and engineering staff is an integral part in the winning of competitively bid aerospace and defense manufacturing contracts from the United States military and numerous "blue-chip" commercial customers.

B.   SIGNIFICANT DEVELOPMENTS

Review of Strategic Alternatives

The Company recently announced that it has retained the services of an investment banking firm to explore a variety of strategic alternatives to enhance shareholder value. All alternatives will be examined including the possible sale of one or more operating units.

Settlement of Labor Disputes

On March 21, 1997, the Company's United Auto Worker (UAW) employees at the Company's Birmingham and Leeds facilities ratified a new three year agreement ending a work stoppage that began on July 22, 1996. The new labor contract allows the Company more operating flexibility and provides increases in wages and certain benefits for union members. On September 14, 1997, the Company's International Association of Machinists (IAM) employees ratified a new three year agreement ending a work stoppage at the Dothan, Alabama facility that began on August 24, 1997. The new IAM labor contract allows operating improvements through reduced job classifications and greater flexibility. The agreement also provides increases in wages and maintains benefit levels.

Credit Facility

In August of 1997, the Company entered into a three-year revolving credit facility with a new primary lender that allows the Company to borrow up to $20 million. While this new loan has provided the Company with greater flexibility, it has not alleviated the Company's persistent cash flow problems. As part of the August transaction, the Company repaid in full its $5 million Term Credit facility and a portion of its Senior Subordinated loan with Bank of America. The amount of funds available to borrow under the new revolving credit facility is tied to percentages of accounts receivable and inventory. Interest on the new revolving credit facility accrues at the prime rate plus 1.5% with a provision for the reduction in the interest rate based on specific operating performance targets. Scheduled principal amortization for the portion of the Senior Subordinated loan that remains in place has been deferred for the three-year term of the new revolving credit facility, and will be repaid over five installments payable quarterly commencing on August 31, 2000 through June 30, 2001.

Sale of Hayes Targets Division

On January 29, 1998, the Company's Pemco Aeroplex subsidiary sold the assets relating to its Hayes Targets division to affiliates of Meggitt PLC for approximately $5 million. The division, located in Leeds, Alabama, develops and manufactures supersonic and subsonic aerial tow targets for weapon system development and wing tip infrared pods for the protection of military aircraft used by U.S. and foreign military customers. The consideration for the sale was based on the estimated fair market value of the assets. For the purpose of Management's Discussion and Analysis, the Hayes Targets financial figures have been included to allow a comparison to the 1996 results.

Agreement with AirTrans

In November of 1997 the Company's Pemco World Air Services operation signed an agreement with AirTrans Airlines of Atlanta, Georgia, for the interior modification of eleven DC-9 aircraft. The work was performed at the Company's Dothan, Alabama facility during the fourth quarter of 1997.

Award of Paint Contract for Air Force

In March of 1998, the Company's Pemco Aeroplex subsidiary received an award from the U.S. Government for the painting and stripping of an indefinite number of C-130 aircraft. The base contract commences in April 1998 and runs through September 1998, and provides for two options of one year each.

Agreement with Avianca Airlines

In September of 1997, the Company entered into an agreement with Avianca Airlines of Bogota, Columbia for the maintenance and certain interior modifications for a number of aircraft, including Boeing 757, 767 and MD-83 models. Work commenced in September 1997 and is projected to extend into the third quarter of 1998. All work will be performed at the Dothan, Alabama facility.

Agreement Regarding B-727 Cargo Conversion Technical Issues

In June 1997, the Company entered into an agreement with AirMod One, Hamilton Aviation and Wagner Aeronautical for collaboration and use of certain proprietary information developed to resolve technical issues related to Supplementary Type Certificates (STCs) for Boeing 727 cargo conversions. This technical solution has been approved by the FAA, subject to a conformity installation. To the Company's knowledge, this solution is the only one currently approved by the FAA to address its issues of concern.

Repair Station Certification

In July, 1997, the Company's Pemco Engineers division received approval from the Federal Aviation Administration to operate as a certified Repair Station. This certification, coupled with its existing manufacturing authority, will allow Pemco Engineers to provide repair services for a wide range of aircraft cargo handling products.

Closure of Copenhagen Facility

On November 11, 1997, a supplier of the Company's Danish subsidiary, Pemco World Air Services A/S, filed a request for bankruptcy, which the Danish court later granted. The Company made the decision to cease operations at the Copenhagen facility, and in December of 1997, the Copenhagen office of Pemco Air Support Services was also closed. Trustees were appointed by the Court to manage the operations of the Danish subsidiary. The Company relocated its European sales office to France and product support services were transferred to the Company's Clearwater, Florida facility.

New Commercial Maintenance Facility in Victorville, California

In November 1997, the Company's Pemco, Inc. subsidiary leased space at the former George Air Force Base in Victorville, California, 40 miles northeast of the Ontario County airport and 120 miles from Los Angeles International Airport. The facility, which has two hangars, will open during the second quarter of 1998, and will provide a west coast presence for marketing to Pacific domestic and foreign air carriers, as well as Latin American-based operators.

Changes to Company's Stock Listing

In February 1998, the Company's common stock was moved to the NASDAQ SmallCap Market as the result of its failure to meet the NASDAQ National Market Standard for the Net Tangible Assets and Minimum Bid Price and subject to certain conditions and pursuant to certain exceptions. The Company's trading symbol was changed from PCSN to PCSNC. Due to this action, the Company has solicited shareholder approval for a 1-for 4 reverse stock split in order to meet the Minimum Bid Price requirements of the NASDAQ SmallCap Market. (See Item 5. Market for the Company's Common Equity and Related Stock Holder Matters below)

Stevenson Verdict Reduced

On January 29, 1998 the Alabama court in Stevenson v. Pemco Aeroplex, Inc. granted the motion by the Company's Pemco Aeroplex subsidiary to vacate the jury verdict and granted a new trial. On February 27, 1998, the Court, in response to motions filed by the plaintiff for reconsideration, upheld the jury's verdict in favor of the individual defendant, reversed the court's previous decision granting a new trial, and ordered a reduction of the jury's verdict to $1 million in compensatory damages. (See Item 3. Legal Proceedings below)

Agreement with Air Jamaica

In January 1998, the Company contracted with Air Jamaica of
Kingston, Jamaica, for the maintenance of their fleet of A310 aircraft. All work will be performed at the Dothan, Alabama facility and will commence in the first quarter of 1998 and extend through November 1998.

Agreement with Ogden Air Logistics Center

In the fourth quarter of 1997, the Company received a contract from Ogden Air Logistics Center in Ogden, Utah for the modification of seven C-130 transport aircraft. All work will be performed at the Company's Birmingham, Alabama facility.

Contract Option Exercised by the U.S. Air Force

In the fall of 1997, the U.S. Air Force exercised its option for the fourth year of its seven year contract for the KC-135
Programmed Depot Maintenance (PDM) aircraft for the fiscal year beginning October 1, 1997.

Agreement with Parker Hannifin

In April of 1997, the Company's Pemco Engineers division entered into an agreement with the Parker Hannifin Corporation to manufacture precision assemblies for commercial transport aircraft.

KC-135 Request for Proposal Released

On March 20, 1998, the U.S. Government released a new request for proposal (RFP) seeking proposals for all work related to its KC-135 aircraft. The Company's Pemco Aeroplex subsidiary currently performs the airframe maintenance portion of the KC-135 workload, which is included in the RFP. Pemco intends to pursue this workload through teaming or subcontracting agreements.

C.   INDUSTRY OUTLOOK

In general, demand for aircraft maintenance and modification services is increasing. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. Signs are positive that the third-party maintenance and modification industry will be the beneficiary of these trends in the coming years.

Military Maintenance and Modification Industry

Budgetary constraints are forcing U.S. Government agencies such as Department of Defense (DoD), National Aeronautics Space
Administration (NASA), the Federal Aviation Administration (FAA), and the Department of Energy (DoE), to rely more heavily on outsourcing and/or privatization of workloads at government facilities.

However, military maintenance and modification contracts are in a state of uncertainty as the result of Congressional action and political pressure arising from the closure of certain military bases. During 1997, Congress included provisions in appropriations bills which required the combination of certain military contracts, including airframe maintenance, into larger contracts for bid and proposal. This practice, referred to as "bundling", requires smaller companies such as the Company's Pemco Aeroplex subsidiary to team with one or more other operators in order to provide a bid for the bundled contract. The bundling concept is being reviewed by the General Accounting Office, and could be the subject of further government action. Therefore, the Company cannot predict whether bundling will be fully implemented.

The appropriations legislation also allowed private contractors to join with military contractors to bid on such bundled projects. While the public-private teaming arrangement may provide certain opportunities for the Company, the bundling of contracts prevents smaller operations like the Company from bidding on the contracts individually. In addition, military depots are competing against private contractors for various projects. In March 1998, the C-130 PDM solicitation was canceled and the work taken in-house by the military, to the exclusion of all private contractors.

While the U.S. Government is being compelled by budget cuts and other imperatives to reduce American personnel and equipment overseas, its vital interests and obligations around the world are not undergoing a corresponding decline. The U.S. Government still has commitments or vital interests in Europe, the Middle East, throughout the Pacific region, and the Western Hemisphere, increasing dependence on the heavy air lift capability of the U.S. Military. Due to budget limitations, funds have not been made available for the acquisition of new equipment, and thus, the demand for maintenance, modification, and life extension programs for a substantial portion of the existing fleet of aircraft should continue.

The need for immediate rapid deployment of military forces has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budget. In fact, it can be argued that the budget cuts have actually aided the sector. By limiting future expenditures, the military has been unable to initiate programs to replace substantial portions of their aging transport fleets. These aging aircraft require more service than newer aircraft, generating greater revenue for the military maintenance and modification sector of the industry.

One of the Company's core competencies for 45 years has been military aircraft maintenance and modification. Given projected market conditions, this core competency positions the Company very favorably to provide services to its military customers and to be involved in teaming arrangements with public or private operators. However, the Company could be limited in its ability to compete for bundled contracts except through teaming or subcontracting arrangements.

Commercial Maintenance Industry

World air travel is projected to continue to grow during the next ten years. Forecasts by Airbus Industrie project that passenger air traffic will increase at a rate of 5.9% annually through the year 2006, with the active fleet to increase by 83%. Boeing's World Air Cargo Forecast estimates that the freighter fleet will nearly double in the next 10 years, while air cargo traffic will grow at an average of 6.6% per year. Boeing estimates that 70% of the additional freighters will be passenger-to-cargo conversions.

For commercial maintenance, there are many indicators that point to the increasing use of third-party maintenance facilities in the foreseeable future. Airlines continue to search for ways to reduce costs and maintain profitability. A number of airlines realize that the work done by third-party companies is, in many instances, relatively faster and cheaper, as compared with similar work performed in-house.

Commercial Modification Industry

The rapid increase in worldwide freight shipments has spawned a demand for dedicated cargo aircraft. The majority (70%) of air cargo planes have been converted from a pure passenger configuration. Overnight package delivery, a service which has experienced much growth in the last fifteen years in the U.S., is beginning to grow in Europe. These package carriers are a driving force in commercial modification, and their anticipated success in Europe and elsewhere is expected to increase the demand for cargo conversions.

Although air cargo traffic has been forecasted to grow at a rate of approximately 7% annually through the next ten years with the number of all-cargo planes projected to almost double over the next two decades, the number of cargo conversions has decreased during 1997. The decrease in conversions is attributed to the shortage of reasonably-priced passenger aircraft due to high passenger traffic and possible FAA action related to converted aircraft. FAA reviews and increased regulation will limit the entry of competitors to the cargo conversion business and may increase the cost of conversions to customers.

D.   PRINCIPAL PRODUCTS AND SERVICES

AIRCRAFT MAINTENANCE AND MODIFICATION

General

The Company's aircraft maintenance and modification services include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year contracts for both military and commercial customers. The Company's military customers include the United States Armed Forces ("Armed Forces") and certain foreign military services. The Company's commercial customers include the major global lessors of aircraft as well as airlines, couriers and air-freight carriers.

The Company employs a large skilled work force and a permanent engineering, design and analysis staff. The principal services performed are Programmed Depot Maintenance ("PDM"), Standard Depot Level Maintenance ("SDLM"), commercial C-level and D-level heavy maintenance checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, aircraft stripping and painting, component overhaul, rewiring, parts fabrication and engineering support. Some of these services are performed exclusively for the military while others are performed for the Company's commercial customers; however, most of these services are offered to both customer groups.

The Company's competition for military aircraft maintenance contracts includes Boeing Military Aircraft, Aerocorp, Lockheed-Martin Aeromod, Raytheon-E Systems and Chrysler Technologies and various military depots. The Company's competition for its commercial work in the United States consists of Tramco, Dee Howard Company, Timco and approximately 10 smaller independent repair and modification operators. However, while many of the Company's competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion. Outside the United States, the majority of the Company's competitors are affiliated with an airline.

The Company considers its competitive strengths to be its substantial capacity, a trained and experienced labor force, product support, proprietary products, engineering and systems integration capability, and strong customer base. The Company's Birmingham, Alabama facility is believed to be the largest third party maintenance facility in North America. With the addition of the Victorville, California facility, the Company is strategically located to provide service to carriers in the eastern and western sections of the U.S. In addition, the Victorville facility provides an opportunity to provide service to international carriers flying to the west coast. The Company believes that its competitive position has been weakened by its limited financial resources which have hampered the pursuit of expansion opportunities and limited the profitability of its existing business.

Government Services Group

The Company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its Government Services Group. The majority of the aircraft that the Company services are large transport planes such as the C-130 "Hercules"; or are logistical in nature, such as the KC-135 in-flight refueling aircraft. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2030. These aircraft are essential to the Armed Forces' ability to rapidly mobilize its forces on foreign land when needed. The demands placed on these aircraft mean that they will require maintenance services such as those provided by the Company.

Military contracts generally specify a certain number of aircraft for the duration of the program. In addition to the number of aircraft originally contracted, the military typically increases this number with aircraft that were not scheduled for maintenance but which require servicing. These "drop-in" aircraft generally increase the value of each contract. The Company has a successful history with the military and intends to use its experience and expertise to retain the contracts that it currently holds, as well as increase the likelihood of securing additional contracts in the future.

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

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribbings, skins and wings, undergoes a thorough structural examination, which can result in modifications to the airframe. The aircraft's avionics, the electronics that control the flight of the aircraft, receive examination and repair, replacement or modification as required. At the completion of the overhaul, the aircraft is repainted.

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

KC-135 Aircraft Contract

In August of 1994, the United States Air Force ("USAF") awarded the Company a new contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The KC-135 PDM program involves a nose to tail inspection and repair program on a scheduled five-year cycle. In October 1997, the KC-135 program was extended through 1998 by exercise of the third option year. The total value of the contract over a seven year period, if fully funded, is estimated to be over $389 million. The Company first performed PDM on the KC-135 in 1968 and has since processed approximately 3,000 such aircraft (including drop-in maintenance).

On March 20, 1998, the Government released a new request for proposal (RFP) for the KC-135 PDM workload. Under the terms of this new RFP, the contractor must include within its proposal all aspects of the KC-135 such as engine repair, which the company does not perform. Pemco intends to pursue this workload through teaming or subcontracting arrangement with another operator. Should the RFP result in an award of the broader contract to another contractor, the Company's existing PDM contract for KC-135 aircraft could be allowed to expire.

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

In April 1997, the Company was notified that another contractor, Aero Corporation ("Aero"), had been awarded the contract for the PDM of the Air Force's C-130 aircraft. The Company had performed C-130 depot maintenance continuously for over 30 years and has processed approximately 3000 such aircraft. After reviewing the USAF's basis for its decision to award the PDM contract to Aero, in April 1997, the Company filed a protest with the General Accounting Office "(GAO") challenging the award on a number of grounds. As a result of such protest, the USAF agreed to provide corrective action and canceled the award to Aero; based on the USAF's promise of corrective action, the GAO dismissed Pemco's protest in May 1997. In June of 1997, the USAF announced its decision to perform all C-130 PDM in-house at Robins Air Force Base while it re-evaluated the solicitation. Pemco protested this decision, as well. Although the GAO determined that portions of Pemco's protest were premature, Pemco was awarded its protest costs in October 1997.

On March 3, 1998, the USAF announced that the C-130 solicitation was being canceled and that the PDM work would be allocated between Robins and Hill Air Force Bases. On March 13, 1998, Pemco filed its protest of this action and is also seeking to recover its bid and proposal costs.

H-3 Helicopter Contract

The H-3 helicopter is a utility, search and rescue, anti-submarine warfare and VIP transport helicopter. The helicopter was built by Sikorsky and is projected to be serviceable through 2010.

In 1994, the U.S. Navy (USN) awarded the Company a five year contract for SDLM work of its H-3 aircraft. This contract is for a nose to tail inspection and repair program on a four-year cycle. The USN input only two aircraft in the first year of the contract, the contract minimum number. During 1996 the Company delivered two USN SDLM aircraft and six Brazilian modification aircraft. The Company delivered two USN SDLM aircraft in 1997. Redeliveries of SDLM aircraft were delayed in 1997 due to delays in the supply of Government Furnished Material ("GFM") by the U.S. Government. The delay in GFM is expected to continue during 1998.

Commercial Services Group

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e. leasing companies, banks, airlines, air cargo carriers) through its Commercial Services Group. Contracts for commercial maintenance can range from a single aircraft to multi-aircraft contracts that can span a year or longer. The principal services performed under commercial maintenance contracts are "C" and "D" checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi); strip and paint; and interior reconfiguration and fleet standardization.

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

The form, function and interval of the "C" and "D" checks are different with each operator's program. Each operator must have their particular maintenance program approved by the FAA and there are a number of variables which dictate the final form of a given program. Those variables include the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called flight cycles) that the aircraft regularly endures. In particular, flight cycles can effect the intervals required for major components to be changed or overhauled, thus affecting the amount of work required during any given check.

In addition to the tasks required in the "C" and "D" checks, there are other associated tasks that are accomplished with these checks. There are structural inspections, which focus on known problem areas, that are required by the manufacturers. These are called Supplemental Structure Inspections (SSI). With the institution of the Aging Aircraft Programs by the manufacturers, there are also inspection programs for areas of known corrosion problems that are called Corrosion Prevention and Control Programs ("CPCP"). These additional inspections supplement and, in some cases, overlay the "C" and "D" check tasks.

The process of converting a passenger plane to freighter configuration entails completely stripping the interior; strengthening the load-bearing capacity of the flooring; installing the bulkhead or cargo net; cutting into the fuselage for the installation of a large cargo door; reinforcing the surrounding structure for the new door; replacing windows with metal plugs; and fabricating and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage, the air conditioning system modified and smoke detection system installed. Additionally, the Company installs the on-board cargo handling system. Conversion contracts also typically require concurrent "C" or "D" maintenance checks as these converted aircraft have often been out of service for some time and maintenance is required to bring the plane up to current FAA standards. In addition, while the conversion and maintenance work is being completed, some aircraft are also fitted with hush-kits to enable their engines to comply with FAA noise regulations.

The Company also provides modification and integration services for its commercial customers under its own or customer-provided STC including integration of new avionics systems, installation of new galleys and airstairs and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any air frame modification a commercial customer may require.

Contracts for commercial aircraft are performed at the Dothan facility of the Commercial Services Group and, beginning in the second quarter of 1998, at the Victorville, California facility.

The Company has performed maintenance work on a wide variety of commercial aircraft and has approximately a 40% share of the after-market cargo conversion business for large transport aircraft. The Company has converted over 250 aircraft including 149 Boeing 727s, 29 BAe-146s, and 33 Boeing 737's.

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


MANUFACTURING AND OVERHAUL GROUP

The Company, through its Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products; various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems (which the Commercial Services Group often installs); and high precision parts and components for aircraft. In addition, the Company provides engine nacelle overhaul and repair and operates an aircraft parts distribution company. The Company's well trained and highly respected research, development, and engineering staff continues to be instrumental in the Company's winning of competitively bid aerospace and defense manufacturing contracts from the United States military and numerous "blue-chip" commercial customers.
This group is comprised of independent niche-manufacturing and service businesses which are directly complementary to its aircraft services businesses. Most of the Company's manufactured products are proprietary, protected by patents and STCs, and are successful due to their high standards of performance and innovative design. The Company's operations are supported by its skilled engineers who have a broad range of competencies in the areas of aerodynamics, propulsion, fluid mechanics, flight operations, fuel and induction systems, controls, communications, and radar instrumentation.

SPACE VEHICLES AND SUPPORT SYSTEMS

The Company's Space Vector subsidiary maintains a large research, development and engineering staff dedicated to the design, and manufacture and launch of space-related rocket systems. These systems include scientific sounding rockets, sophisticated guided target missiles, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. The Company serves primarily as a subcontractor on large U.S. Government Department of Defense programs. However, the Company also has prime contracts with NASA in support of space science and does a limited amount of commercial space work.

The Company's largest current contracts support the National
Missiles Defense (NMD) and the Theater Missile Defense (TMD) programs.

The HERA program, initiated in 1992 by the U. S. Army Space and Strategic Defense Command, provides for target vehicles for use during interceptor testing of various TMD systems through June 1998. The Company, as a subcontractor, completed its seventh successful flight under the HERA program in March 1997. During fourth quarter of 1997, the HERA program was restructured and three Consolidated Theater Target Services (CTTS) contracts were awarded to replace the HERA program options. The Company is participating as a subcontractor to Lockheed on one CTTS contract. This contract has an indefinite quantity and extends to 2003.

The Company participates in the NMD arena as a subcontractor on the Payload Launch Vehicle program. The Space Vector subsidiary has been awarded the procurement for an additional four systems under this program.

The Space Vector subsidiary is a leader in sophisticated exoatmospheric control systems and provides systems to NASA. These systems are used primarily on scientific sounding rockets. In
1997, the Company developed an earth magnetic-vector control system that supplements its more conventional gyroscope-controlled spinning sensor.

The Company's Space Vector subsidiary is located at Chatsworth, California with a satellite office at Fountain Valley, California. The Company's principal markets for its space and missile products are the U.S. Government, prime contractors to the U.S. Government, and the scientific community in general. The Company's competition ranges from very small organizations for the component subsystems to major corporations for the design and manufacture of spacecraft and launch vehicles. The Company considers its competitive strength to be its technical and managerial competence. The Company's contracts are awarded in accordance with the government's competitive bidding practices.

CARGO HANDLING SYSTEMS

The Company designs and manufactures on-board cargo-handling systems for all types of large transport aircraft, including B-727, B-737, DC-8, DC-9/C-9B, DC-10/KC-10, L-1011, L-100 and L-188, and
certain other military aircraft. Robotics and fully-computerized machinery are used to produce a wide variety of aircraft cargo handling systems as well as individual parts used in the Company's proprietary systems and in other systems. These cargo systems represent state-of-the-art technology in their design, efficient use of floor space and maximum strength, with a minimum of added weight. The systems meet all of the FAA and JAA Quality Assurance Standards, MIL-I and MIL-Q qualifications as required. In 1996 and 1997, this operation was named a Gold level contractor by McDonnell Douglas in recognition of twelve consecutive months of 100% quality and 100% on-time delivery.

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

This service is provided by the Company's wholly owned subsidiary, Pemco Air Support Services, Inc. ("PASS"). PASS closed its Denmark office and is now located in Clearwater, Florida. The Company markets its parts support and component overhaul service to commercial carriers worldwide as well as to foreign armed services.

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



SUPERSONIC AND SUBSONIC AERIAL TOW TARGETS AND WING TIP INFRARED
PODS

Until January, 1998, the Company designed and manufactured supersonic and subsonic aerial tow targets and wing tip infrared pods. The targets and pods were produced by the Company's Hayes Targets division at Leeds, Alabama. All assets related to this division were sold in the first quarter of 1998. The division provided low cost, high speed targets, known as the Hayes Universal Tow Target System (HUTTS), which can be flown from any commercial or military aircraft capable of carrying external stores, as well as from most drone aircraft. The various targets and equipment associated with the HUTTS are fully-developed and operational in the U.S. military services and in the services of many foreign countries. The infrared wing tip pods are utilized on sub and full scale drones or droned excess military aircraft. Hayes Targets has supplied 100% of infrared augmentation for the U.S. Air Force for the last 21 years.

The principal markets for the targets are the U.S. armed forces as well as markets in Europe, the Middle East, Australia and South America. The Company's competition consisted of one competitor on the west coast of the United States and two foreign entities. The Company considered its competitive strength in this market to be its proprietary products, its superior product performance and its innovative engineering capabilities.

In January 1998, the assets related to the Hayes Targets division were sold to affiliates of Meggitt PLC.

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

E.   RESEARCH AND DEVELOPMENT

The Company charged directly to earnings the cost it incurred for Company sponsored research and development costs, which totaled $0.9 million in 1997, $0.4 million in 1996 and $0.5 million in 1995. The research and development activities in 1997 were principally in support of the Company's Target's programs, the assets of which were sold in January 1998. In 1998, research and development costs are expected to be in the $0.5 to $0.8 million range, principally in support of its STC program. The Company was not engaged in any customer sponsored research and development efforts in 1995, 1996, or 1997.

F.   SALES

Foreign and Domestic Operations and Export Sales

The majority of the Company's revenues were generated in the United States and the majority of the Company's assets are located in the United States. During 1997, the Company's wholly owned subsidiary, Pemco World Air Services, A/S, (the "Danish subsidiary"), a Danish limited liability company, operated in Copenhagen, Denmark. In November of 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Danish subsidiary in bankruptcy. Trustees were appointed to operate the facility. The Company has guaranteed certain obligations of the Danish subsidiary. As a result of being placed in involuntary bankruptcy, the Danish subsidiary has been excluded from the Company's consolidated financial statements effective January 1, 1997.

During 1997, the Company's wholly owned subsidiary, Pemco Air Support services, Inc. (PASS), operated from Denmark as a Danish branch of a U.S. company. In December of 1997, the Company determined that it was no longer cost-effective to maintain an independent PASS office in Denmark and transferred all inventory and records to Clearwater, Florida. The Company maintains a sales office in France and has no other foreign locations.

The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities. The Company's Space Vector and Nacelle subsidiaries, and its Aircraft Cargo Systems and former Targets divisions also sell in export markets. The services and products sold at the Company's U.S. locations are generally payable in U.S. dollars. The Company's subsidiaries operating in Denmark accepted payments in Danish kroner and U.S. dollars, as well as other foreign currencies. (See also footnote numbers 14 and 18 to the accompanying financial statements of the Company which are included under Item 8 hereof):

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years.


     Product and Service Rendered         1997 (1)  1996      1995

     Aircraft Maintenance                  77%       75%       81%
     and Modification

     Supersonic and Subsonic                3%        4%        3%
     Aerial Tow Targets and
     Wing Tip Pods (former product)

     Space Vehicles and                     9%       11%        8%
     Support Systems

     Cargo Handling Systems                 6%        6%        5%

     Precision Springs                      1%       <1%       <1%
     and Components

     Parts Support and Component            1%        2%        2%
     Overhauls

     Nacelle Overhaul and Repair            3%        1%       <1%
                                          100%      100%      100%

     Export sales                          11%       14%       15%
     -principally Europe

Major Customers

The following table presents the percentages of total sales for the Company's largest customers for the last three fiscal years:

                                       1997(1)   1996      1995

     U. S. Government                   61%       64%       59%
     -principally the Air Force,
      Army, Navy, and NASA

(1) Excludes the amounts related to the Company's Danish subsidiary. See Note 18 to the Consolidated Financial
     Statements.

G.   BACKLOG

     The following table presents the Company's backlog (in thousands of dollars) at December 31, 1997 and 1996:

                                      1997         1996

     U. S. Government              $124,345      $136,391
     Commercial                      20,515        16,740
     Total                         $144,860      $153,131

The above numbers have been adjusted to exclude the backlog for the Hayes Targets division which was sold in January, 1998. Based on this adjustment, as of December 31, 1997, 85% of the Company's backlog was with the U.S. Government compared to 90% at December 31, 1996. The Company's Government backlog increased $9 million under its H-3 helicopter contract due to delays in work resulting from the lack of GFM. This was offset by a reduction in government backlog of $5.4 million related to its Space Vector subsidiary, primarily due to completion or expiration of certain contracts. Government backlog decreased $9.7 million under the Company's KC-135 contract, primarily due to a reduction in aircraft scheduled to be delivered for PDM work under the third option year of the Company's KC-135 contract. The U.S. Government delivered 34 aircraft under the first option year of the contract, compared to 20 aircraft during 1997 contract year and 32 currently scheduled to be delivered for PDM work under the third option year of the contract. The Company's Government backlog also decreased $3.8 million due to the expiration of the C-130 program.

The Company's commercial backlog at December 31, 1997 increased 4.6% due to increased sales of $4.6 million in commercial contracts. Commercial backlog increased $11 million at the Dothan facility due to increased commercial maintenance contracts and $2 million at Pemco Engineers. This increase was partially offset by a reduction of $2 million in commercial backlog due to the closure of the Copenhagen facility and a reduction of $7.4 million under the cargo conversion program.

                                         1997           1996

     Firm, unfunded Backlog         $37 million    $44.2 million

     Estimated sales to be         $185 million     $261 million
     derived from backlog
     contracts

The $185 million of estimated backlog is associated with the option periods for the KC-135 contract and the Space Vector CTTS program. The Company estimates that $99 million of its December 31, 1997 backlog will be filled in 1998.

If backlog for the former Hayes Targets division is included, government backlog for 1997 is increased by $1 million and $0.5 million for 1996; commercial backlog is increased by $2.9 million for 1997 and $0.98 for 1996. Inclusion of Hayes Targets' numbers changes the backlog ratios by less than 1.5% in 1997 and less than
 .5% in 1996.

H.   RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. Except as noted below with respect to GFM, the Company experienced no significant shortages of raw material essential to its business during 1997 and does not anticipate any shortages of critical commodities over the longer term. Predicting the availability of supplies is extremely difficult because so many factors causing such possible shortages are outside the Company's control.

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

A significant portion of the equipment and components used by the Company in the fulfillment of its services under United States Government contracts is furnished without charge to the Company by the U.S. Government. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The Company has encountered late delivery of GFM in 1993, 1994, 1995, 1996 and 1997, and as a result, experienced a disruption in scheduled work flow. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations below)

I.   PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company holds approximately 120 FAA-issued STCs which authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-Quick Change configurations and ground proximity and wind shear warning systems. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, DC-9, BAe-146, Convair 580, General Dynamics 340/440, Lockheed 382 & 188, Mitsubishi YS-11, Mc Donnell Douglas C-54 and Airbus A320 series aircraft. Approximately 21 of the Company's STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The Company develops its STCs either internally or under licensing agreements with the original equipment manufacturer.

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

In addition, the Company has a U.S. design patent for a permanent door sill designed for use in cargo configurations, granted in 1996, and a design patent for a latching device.

The Company does not believe that the expiration or invalidation of any or all of these patents would have a material adverse impact upon its financial condition.

The Company holds copyrights to the computer software developed in-house for the operation of the Power Drive Unit System and Cargo Door Electro-Mechanical System used in the conversion of commercial aircraft. These copyrights will begin to expire after the year 2028.

Certain patents and copyrights were transferred to the purchaser upon the sale of the assets of the Hayes Targets division in January 1998. The sale included two active utility patents, three active design patents, and copyrights to the software for the development of the control computer codes for the TLX-1 sea-skimming, height-keeping tow target, and the TMX class maneuvering target.

The Company believes that the value of its patents, trademarks, copyrights and STCs exceed the amounts of its related intangibles and deferred inventory.

J.   ENVIRONMENTAL COMPLIANCE

In December, 1997, the Company received an inspection report from the Environmental Protection Agency (EPA) documenting the results of an inspection on September 9, 1997. The report cited nine violations of state law and three violations under the Resource Conservation and Recovery Act (RCRA). Several of the purported violations are items that had been inspected but not cited by the State of Alabama. The Company has taken action to correct items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from EPA proposing penalties of $225,256. The Company disagrees with the RCRA citations and believes such citations are not based on accurate information, and intends to contest the citations and penalties.

The Company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.
The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the Company's capital expenditures, earnings and competitive position.


K.   EMPLOYEES

At March 16, 1998, the Company employed 1,936 persons. Approximately 1,365 of these persons are covered under a collective bargaining agreements with the United Auto Workers (UAW), International Aerospace and Machinists (IAM), and other unions. Of the union employees, 1,334 are represented by the UAW or by the IAM. The Company's contract with its UAW employees expired in July of 1996 and the employees voted to stop work. On March 21, 1997, the UAW employees ratified a new three year agreement ending the work stoppage. The UAW bargaining agreement covers employees at the Company's Birmingham, Alabama and the former Leeds, Alabama locations. Union employees at the former Hayes Targets division who did not accept employment with the purchaser of the Hayes Targets' assets were transferred to the Birmingham facility in accordance with the terms of the union contract.

On August 24, 1997 the IAM employees voted to stop work.  On
September 14, 1997, the IAM bargaining unit ratified a new three year agreement and returned to work on September 15, 1997.

Approximately 85 of the Company's 1,936 employees are employed on a part-time basis.

Item 2.  Properties.

All of the Company's properties are generally well maintained and in good operating condition. All facilities were adequately utilized during 1997.

Precision Standard, Inc. Executive Offices and Pemco World Air
Services Marketing Offices - Denver, Colorado

Precision Standard, Inc. has its executive offices in Denver, Colorado, and Pemco World Air Services maintains offices at the same location. The lease for this office space expires in May, 2000. To reduce operating expenses the Company has leased approximately 10,000 square feet of new executive office space in Aurora, Colorado and will relocate its executive offices to that location in the second quarter of 1998. This space will be shared with the Pemco World Air Services Marketing and Sales, and Product Support and Engineering departments. The lease for this new space commences April 4, 1998 and Expires April 30, 2003 with an option to renew at the prevailing market rate for an additional 5 year term. The Company is seeking a tenant to sublease the Denver office.

The Government Services Group - Birmingham, Alabama

The Government Services Group is located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 204 acres of land with approximately 1,900,000 square feet of production and administrative floor space. The facility includes ten flow-through bays, each 40 feet high, 160 feet wide and 725 feet long, permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 54,904 square foot general office building which houses the administrative staff. Available ramp area exceeding 3,000,000 square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower which supplements the FAA-managed municipal air control tower and a fire fighting unit which supplements fire fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is in every material respect a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA Repair Station and maintains Department of Defense "SECRET" security clearance.

The facility is leased from the Birmingham Airport Authority. The lease has been extended for an additional twenty year period under the same terms and conditions and will expire September 30, 2019.

Commercial Services Group

The Dothan Facility

The Dothan facility of the Commercial Services Group is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 90.5 acres of land with approximately 521,000 square feet of production and administrative floor space. The facility includes 352,000 square feet of aircraft hangar space which is comprised of 13 bays and one wide-body aircraft hangar. The facility also includes four warehouses, two paint hangars, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,600 and 8,500 feet, a FAA Flight Service Station and a control tower.

The Dothan facility is an approved FAA, JAA and CAA (United
Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement which, inclusive of a five year option period, expires in June of 2015.

The Victorville Facility

The Pemco, Inc. facility is located at Southern California International Airport in Victorville, California. This west coast facility consists of more than 200,000 square feet of hangar, manufacturing and warehouse space with access to runways, tower services, and ramp space. The main hangar can fully enclose a MD-11 aircraft. Located at the former George Air Force Base, the runways, taxiways and more than four million square feet of ramp space are capable of handling any aircraft in operation without the restrictions found at most California airports.

The Copenhagen Facility

In November of 1997, the Commercial Services Group ceased operations at its facility at the Copenhagen Airport in Copenhagen, Denmark. The facility was leased from the bankruptcy estate of Sterling Airways under a lease expiring in May 1999.

Manufacturing and Overhaul Group

The Clearwater Facility

The Company's Clearwater facility is located at the St. Petersburg/Clearwater International Airport at Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes 2 bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,500 feet), a FAA Flight Service Station and a control tower. The facility houses Pemco Nacelle Services, Inc. and a warehouse for PASS.

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September 2000, exclusive of four optional renewal periods of five years each which would extend the lease until September 2020.

The Former Targets Division

The former Targets division is located at Leeds, Alabama. As part of the sale of the division's assets, the facility lease was assigned to the purchaser. The facility consisted of two metal buildings with approximately 40,000 square feet of space located on 4 acres. The lease agreement expires December, 2006.

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

Space Vector also leases a 3,900 square foot research and development and administrative office in Fountain Valley, California. Approximately 1,700 square feet is subject to a lease which expires in October of 2000; the remaining 2,200 square feet is leased on a monthly basis.

Pemco Engineers Aircraft Cargo Systems and Springs and Components
Divisions

Pemco Engineers is located at Corona, California. The facility consists of 28,000 square feet and houses production and administrative functions. The facility is under a lease agreement which expires in June 30, 2002.

Pemco Air Support Services (PASS)

PASS is located at the Clearwater, Florida facility.  Until
December 1997, PASS also maintained administrative offices and a warehouse at the Pemco World Air Services A/S facility in Copenhagen, Denmark.

Item 3.  Legal Proceedings.

On January 29, 1998, the court in Stevenson v. Pemco Aeroplex, Inc., et al. granted Pemco Aeroplex's motion to vacate the verdict and remanded the case for a new trial. However, in response to a motion for reconsideration of that decision filed by the Plaintiff, the court issued an order on February 27, 1998 vacating its order for a new trial on the condition that the plaintiff accepts a reduction of the verdict to $1 million in compensatory damages.
The jury verdict in favor of the individual defendant supervisor was affirmed by the trial court, as was the court's order granting summary judgment and dismissing the Company from the case. On March 3, 1998, the plaintiff accepted the reduced verdict. The Company filed an additional motion for reconsideration which was denied on March 27, 1998. On April 2, 1998, the Company filed its notice of appeal to the Alabama Supreme Court. The appeal argues, among other issues, that the jury's exoneration of the individual supervisor means that Pemco cannot have any liability to the plaintiff for the alleged wrongdoing by such individual. The Company intends to vigorously pursue reversal of this decision.

The lawsuits previously filed in October 1997, by the Birmingham Airport Authority against the Company's Pemco Aeroplex subsidiary relating to the lease of the Birmingham facility were settled in February, 1998. As part of the settlement, the Airport Authority acknowledged the 20 year lease extension with Pemco and provided certain financial incentives to Pemco for its release of 3.8 acres from the leasehold.

On March 4, 1998, the Company's Pemco Aeroplex subsidiary was served with a first amended complaint in The Bank of New York v. GATX/Airlog Company, et al., U.S.D.C., N.D. Cal., filed by the owner of an aircraft converted under a STC for 747 cargo conversions owned by GATX and others. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which has been so converted were restricted to carrying reduced payloads. The Company's Pemco Aeroplex subsidiary has been named as one of five defendants in the case because of allegedly improper engineering work performed in the 1980s by its predecessor, Hayes International, Inc. The first amended complaint seeks damages from Pemco based on allegations of fraud and intentional misrepresentation, failure to disclose, negligence, breach of contract, and violations of state law prohibiting unfair competition. Pemco filed its motion to dismiss on March 27, 1998. Pemco disputes the allegations and intends to vigorously defend this case.

In GATX/Airlog Company, et al. v. Pemco Aeroplex, Inc., the owners of a STC for Boeing 747 cargo conversion sued the Company's Pemco Aeroplex subsidiary, the successor to Hayes International, Inc., which had performed engineering for the STC development and the FAA application for GATX/Airlog. The lawsuit seeks damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA in January 1996 restricting the amounts of cargo aircraft converted pursuant to the STC could carry. The complaint, which was filed in U.S. District Court for the Northern District of California and served on July 14, 1997, alleges fraudulent and negligent misrepresentation, professional negligence, breach of contract, implied indemnity, equitable indemnity and contribution by Pemco Aeroplex with respect to GATX/Airlog's alleged liability to owners of converted aircraft. On January 9, 1998, the Court denied Pemco's motion to dismiss the complaint. The Company intends to vigorously defend against this claim.

The trial date in Bradley v. Pemco Aeroplex, Inc., Circuit Court of Jefferson County, Alabama, has been set for October 26, 1998. This case, conditionally certified as a class action, was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees and who were terminated upon settlement of such strike. The Company intends to vigorously defend this case.

In November, 1997, Pemco World Air Services, A/S, the Company's Danish subsidiary, was placed in bankruptcy by the Maritime and Commercial Court in Copenhagen, Denmark. The Company has guaranteed certain obligations of the Danish subsidiary. On April 8, 1998, the Company received notice from the lessor of the Copenhagen facility, that it would take action against the Company unless certain amounts were paid, purportedly as due under the lease. Based on current information, the Company believes that the facility lease has been transferred to another third party and that some, if not all, lease payments have been made. In addition, the Company has a fully funded letter of credit in place which the Company believes is sufficient to cover any claim under the facility lease. The Company is continuing to investigate this claim.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the Company and its subsidiary, Pemco Aeroplex, Inc., by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex, Inc. are also pending in Alabama state court. One claim alleging employment discrimination has been made by a former employee of Space Vector Corporation before the state court in California. The Company believes that no one of these claims is material to the Company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers' compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising therefrom.

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company's financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of the Company's shareholders in the fourth quarter of fiscal 1997.

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters.

By letter dated November 20, 1997, the Company was notified by the NASDAQ Stock Market (NASDAQ) of its concern regarding the continued listing of the Company on the NASDAQ National Market ("National Market") pursuant to the National Market's corporate governance rules because of the Company's failure, among other things, to maintain a minimum bid price of $1.00 per share for the ten consecutive trading dates prior to the notice. After a hearing on January 29, 1998 before a NASDAQ Listing Qualifications Panel, (the "Panel"), the Company was informed by the Panel that the Company would be moved to the NASDAQ SmallCap Market and that it must effect a reverse stock split sufficient to meet or exceed the $1.00 minimum bid price requirement on or before April 15, 1998. As a result, the Company has submitted a 1-for-4 reverse stock split for shareholder approval at a special meeting of the Company's Shareholders set for April 15, 1998, to be effective on that date.

As a result of the 1-for-4 reverse stock split, each four issued shares of the Company's common stock held on the record date will automatically be converted into one share of Common Stock. No fractional shares will be issued and no cash will be paid for fractional shares. Instead, each fractional share will be rounded up to a whole share. As of February 13, 1998, the Company's common stock trades on the NASDAQ SmallCap Market pursuant to certain exceptions under the symbol "PCSNC". Approximately 56% of the outstanding shares of record of the Company's common stock are held by Matthew L. Gold, the Company's Chairman, President and Chief Executive Officer.

The following table sets forth what the Company believes to be the range of high and low bid quotations for its common stock on a quarterly basis for each of the Company's last two fiscal years. Quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                        Bid Quotations
                                        High       Low

          1996

          March 31, 1996                $1-3/8    $1
          June 30, 1996                 $2-1/4    $1-1/16
          September 30, 1996            $1-3/8    $3/4
          December 31, 1996             $1-13/32  $15/16

          1997

          March 31, 1997                $1-5/8    $1-1/8
          June 30, 1997                 $1-5/8    $1-1/16
          September 30, 1997            $1-7/16   $1
          December 31, 1997             $1-1/8    $3/8

On December 31, 1997, there were 14,459,488 shares of common stock issued and outstanding held by 225 owners of record, which the Company believes were held by more than 500 beneficial owners. In connection with its Senior Subordinated Loan, the Company previously granted to Bank of America a warrant to purchase 4,215,753 shares of the Company's common stock at an exercise price determined according to a formula. The warrant is subject to a repurchase agreement over a period of six quarters ending October 31, 1998. The Company has the sole discretion to repurchase the warrant for cash or common stock at a price equal to the difference between the warrant exercise price and the fair market value of the common stock on specified dates. To date, the Company has issued 2,169,730 shares of Common Stock for the redemption of 2,634,846 warrants pursuant to the repurchase agreement. The company will redeem the remaining 1,580,907 warrants during the next three quarters as specified in the agreement.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy.

Item 6.  Selected Financial Data.

   Consolidated operating data for the Company is as follows
(in thousands of dollars):

                   Year        Year      Year      Year      Year
                  Ended       Ended     Ended     Ended     Ended
                12/31/97(1) 12/31/96  12/31/95  12/31/94  12/31/93

Net Sales       $122,258    $130,858  $154,658  $148,495  $169,868

Income (loss)    (22,207)     (2,353)    2,583     6,812    14,184
 from
 operations

Income (loss)    (33,150)     (3,960)   (3,811)   11,227     7,271
 before extra-
 ordinary item

Income (loss)      (2.30)       (.32)     (.31)      .67       .58
 before extra-
 ordinary item
 per common
 share - diluted

Net Income       (33,150)     (3,960)   (3,811)   11,227     5,997
 (loss)

Net Income         (2.30)       (.32)     (.31)      .67       .47
 (loss) per
 common share -
 diluted

   Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

                   Year        Year      Year      Year     Year
                  Ended       Ended     Ended     Ended    Ended
                12/31/97(1) 12/31/96  12/31/95  12/31/94  12/31/93

Working         $(27,911)    $ 9,180   $21,122   $14,277   $23,127
 Capital

Total             46,333      59,274    80,971    80,776    70,905
 Assets


Long term              0      11,104    25,787    14,925    28,567
debt

Other              6,157       5,178    10,790    15,671    10,708
Liabilities

Stockholders'
 equity
 (deficit)       (16,337)     13,128    13,874    12,515     4,287

(1) Excludes the amounts related to the Company's Danish subsidiary. See Note 18 to the Consolidated Financial
     Statements.

Item 7.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as Item 8.

Although the financial statements for the year ended December 31, 1997 show a net loss of $33 million, the Company recorded approximately $18 million in non-cash, non-recurring charges. This amount is comprised of $6.9 million in restructuring charges, a $1.6 million provision for litigation and other contingencies, and a $9.8 million provision for income taxes, primarily related to an increase in its valuation allowance to fully reserve for its deferred tax assets. The recognition of these non-cash, non-recurring charges is part of the Company's restructuring program as explained below.

Restructuring Program

In 1997, the Company implemented a company-wide operational, management, and financial restructuring program to more effectively organize its operating units and aid the Company in returning to profitability. This program, coupled with the Company's recent retention of Houlihan, Lokey, Howard & Zukin, an investment banking firm, to explore various strategic alternatives to enhance shareholder value, including the possible sale of one or more operating units, demonstrates the commitment of management to take all necessary measures to restore the Company to profitability.

As part of the restructuring, the Company sold the assets relating to its Hayes Targets division, closed its unprofitable Copenhagen, Denmark facility, closed its overseas product support office and consolidated it with the reduced staff now located in France. The relocation and consolidation of the product support, engineering and sales functions, and executive offices to less expensive offices in Denver, Colorado are expected to reduce overhead expense as well as personnel needed to support the Dothan and Victorville facilities. As part of its management restructuring, the Executive Group Vice President functions were eliminated and consolidated with existing unit managers. Reduction of personnel company-wide is an ongoing process.

The reduction of outstanding debt, subsequent to December 1997, and associated cost was the result of an additional payment to Bank of America following the sale of the assets of the Hayes Targets division. The implementation of a new three year revolving credit facility designed to provide greater operating flexibility and a plan to centralize the accounting function at the corporate level have been underway since the third quarter of 1997. Furthermore, costs associated with the extended UAW strike, the IAM strike, and the Company's REA settled with the U.S. Government for 1995, 1996, and 1997, were fully recognized in 1997. This program and the recognition of certain other charges for the year ended December 31, 1997 will place the Company in an optimal position to fully assess all strategic options and should result in increased profitability in the near term. (See Note 1 to the Consolidated Financial Statements for the year ending December 31, 1997.)

Sale of Hayes Targets Assets

On January 29, 1998, the Company's Pemco Aeroplex subsidiary sold the assets relating to its Hayes Targets division to affiliates of Meggitt PLC for approximately $5 million. The division, located in Leeds, Alabama, developed and manufactured supersonic and subsonic aerial tow targets for weapon system development and wing tip infrared pods for the protection of military aircraft used by U.S. and foreign military customers. The consideration for the sale was based on the estimated fair market value of the assets.

Results of Operations

KC-135 Contract

The Company first performed Programmed Depot Maintenance (PDM) on DC-135 aircraft in 1968 and has since processed approximately 3,000 such aircraft. In 1994, the Company was awarded a new, seven year PDM contract (one base year and six option years) and is currently performing work under the (fourth option year) of those seven years. Prior to this new contract, the Company had performed PDM on KC-135 aircraft under a five year contract awarded in 1990. The Company's KC-135 contract with the U.S. Government accounted for approximately 40% of the Company's total revenues in 1997, 42% in 1996 and 41% in 1995. On March 20, 1998, the Government released a new request for proposal (RFP) for the KC-135 PDM workload.
Under the terms of this new RFP, the contractor must include within its proposal all aspect of the KC-135 such as engine repair, which the Company does not perform. The Company's Pemco Aeroplex subsidiary intends to pursue this workload through teaming or subcontracting arrangements with one or more other operators. Should the RFP result in an award of the broader contract to another contractor, the Company's existing PDM contract for KC-135 aircraft could be allowed to expire.

The Company's contract for the third option year of the KC-135 contract was amended in 1997 to include additional pricing, additional workscope, incentive provisions, and limited cost/benefit sharing provisions. The U.S. Government delivered forty-five aircraft to the Company under the first year of the 1994 contract, thirty-four aircraft under the first option year, and twenty aircraft under the second option year. The government has scheduled thirty-two aircraft under the third option year, which began on October 1, 1997.

Twelve months ended December 31, 1997
Versus twelve months ended December 31, 1996

In November, 1997, the Company's Pemco World Air Services A/S subsidiary in Copenhagen, Denmark (the "Danish subsidiary") was placed in bankruptcy. As a result, the Company's financial statements for 1997 excluded revenues and operating expenses generated by the Danish subsidiary with the net impact of deconsolidation having been classified as a component of the restructuring charge. (See Note 18 to the Company's Consolidated Financial Statements for year ended December 31, 1997)

Revenues for the year ended 1997 decreased approximately 7% from $130.9 million in 1996 to $122.3 million in 1997. The decrease was due in part to the deconsolidation of the Danish subsidiary which had contributed $10.5 million in revenues in 1996. Additionally, government sales decreased 13% in 1997, $84.1 million in 1996 to $73.3 in 1997. Commercial sales increased 6% in 1997, from $46.8 million in 1996 to $50 million in 1997. The Company's mix of business between government and commercial customers shifted from 36% commercial and 64% government in 1996 to 39% commercial and 61% government in 1997. The mix of business was also impacted by the elimination of commercial revenues previously generated by the Danish subsidiary.

A $10.8 million decrease in government sales in 1997 was due primarily to reduced inputs of aircraft during the strike at the Birmingham facility. In addition, delays in delivery of Government Furnished Material for the Company's H-3 contract reduced deliveries, and thus reduced government sales $3.3 million under such contract.

Government sales in 1997 also decreased $4 million at the Space
Vector facility due to completion of the Altair program during 1996 and, $1 million due to the expiration of the C-130 PDM contract at the Birmingham facility.

Commercial aircraft sales increased $3.7 million at the Company's operations in Dothan, Alabama. This increase occurred notwithstanding the labor strike at the Dothan facility which reduced aircraft throughput. Revenues from aircraft conversions increased slightly in 1997, but conversions remained low due to a shortage of available aircraft resulting from increased passenger traffic and possible FAA action related to converted aircraft. During 1997, the Company redelivered five conversions versus three in 1996.

Commercial sales for 1997 increased $2.1 million at the Company's
Pemco Engineers division and $3.1 million at Pemco Nacelle. The increased sales at Pemco Nacelle was due primarily to business generated from new geographic markets.

Cost of sales increased from $115.7 million for the year ended December 31, 1996 to $121.0 million during 1997, for a 110 basis point deterioration in gross margin to 1%. The decrease was due in large part to the recognition of $17.6 million in sales during 1996 resulting from the settlement of the Company's Request for Equitable Adjustment (REA) with the U.S. Government, without a corresponding benefit in 1997. Additionally in 1997, the Company also suffered from inefficiencies, increased costs, and delays in aircraft inputs associated with the strike and through-put problems associated with the KC-135 program at the Birmingham facility.

Selling, general and administrative expenses decreased from $17.1 million in 1996 to $13.9 million in 1997, and decreased as a percentage of sales from 13% in 1996 to 11% in 1997. These decreases resulted primarily due to the Company's reduction of overhead expenses and corporate management changes. Pension expense increased slightly in 1997 from $1 million in 1996 to $1.4 million.

Interest expense was $1.5 million in 1997 versus $2.5 million in 1996. Interest expense was favorably impacted by the repayment of certain principal amounts and the forgiveness of $1.3 million of interest by the Company's lender, Bank of America, $0.6 million of which was recorded in 1996 and $0.3 million in 1997. The balance of $0.4 million will be reflected as yield adjustment through 2001. The effective average interest rate on the new Revolving Credit facility was approximately 10.0% during 1997 as compared to 10.52% under the Term Credit facility in 1996. The effective interest rate in 1996 for the old Revolving Credit facility, which was repaid in October 1996, was 10.45%.

The Company recorded other expense of $0.4 million in 1997 versus
$3.2 million of other income in 1996. The 1996 other income reflects amounts received by the Company due to its settlement with the U.S. Government of the REA of which $3.3 million was reflected as other income.

The Company recorded $9 million of income tax expense in 1997 versus $2.3 million in 1996. The increase in tax expense resulted from an increase in the deferred tax valuation allowance to fully reserve for deferred tax assets at December 31, 1997. (See Note 9 to the Consolidated Financial Statements)

Twelve months ended December 31, 1996
Versus twelve months ended December 31, 1995

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

A decrease in government sales in 1996 of $20.4 million was due primarily to a reduction in the number of KC-135 PDM aircraft redeliveries. Twenty-eight aircraft were redelivered in 1996 versus forty-five aircraft in 1995. The reduction in aircraft redeliveries in 1996 was caused by disruption to the Company's operations by the factors cited in the Company's REAS (see Form 10-K/A for year ended December 31, 1996), disruption due to a contract dispute and ensuing work stoppage of the Company's United Auto Worker (UAW) employees and a reduction in the number of aircraft input to the Company for PDM work.

The above decrease in government sales was partially offset by revenue recorded in 1996 in conjunction with the universal settlement agreement with the Government in October of 1996 (see
Form 10-K/A for year ended December 31, 1996).

The Company realized increases in government sales of $2.5 million under the Company's H-3 helicopter program, which is worked at its Dothan facility, and $2.3 million at its Space Vector Division, while it realized a decrease of $5.0 million in revenue related to its C-130 PDM contract.

Commercial aircraft maintenance sales increased $3.7 million at the Company's operations in Dothan, Alabama; however, lower aircraft conversion revenue, resulting at lease in part from a shortage of aircraft available due to high passenger traffic volumes, caused overall commercial sales to decline. There were three B-727 conversion redeliveries in 1996 versus fifteen redeliveries in 1995; no B-737 conversion redeliveries in 1996 versus four redeliveries in 1995; no B-727 Combi redeliveries in 1996 versus one redelivery in 1995.

The ratio of cost of sales ($115.7 million in 1996; $132.5 million in 1995) to net sales ($130.9 million in 1996; $154.7 million in
1995) increased from 86% in 1995 to 88% in 1996. The resultant decrease in gross profit is attributable primarily to a reduction in profit realized under the Company's KC-135 program due to the escalation and accumulation of the cost factors cited in the Company's REAS (see Form 10-K/A for year ended December 31, 1996) and the disruption caused by the work stoppage of the Company's United Auto Worker (UAW) employees. (All of the Company's approximately 900 UAW employees stopped work on July 22, 1996 and remained on strike until March 31, 1997). This increase in costs under the KC-135 program was largely offset by revenue recorded in conjunction with the universal settlement with the Government in October of 1996 (see Form 10-K/A for year ended December 31, 1996).

Gross profit was negatively impacted in 1997 as compared to 1996 due to redelivery of KC-135 aircraft that did not benefit from price adjustments and cost sharing provisions subsequently provided (see KC-135 contract), and the inefficiencies and costs associated with the work stoppage at the Birmingham and Dothan facilities.
The work stoppages were resolved during 1997.
Selling, general and administrative expenses decreased from $19.1 million in 1995 to $17.1 million in 1996 but increased as a percentage of sales from 12% in 1995 to 13% in 1996.

Interest expense was $2.5 million in 1996 versus $3.3 million in 1995. Interest expense was favorably impacted in 1996 by the forgiveness of $1.3 million of interest by the Company's primary lender,$0.6 million of which was recorded in 1996 and $0.7 million of which will be recorded subsequent to 1996. Interest expense was also favorably impacted by the payment of $15.0 million of principal to the Company's primary lender in October of 1996. Payment of the $15.0 million was not required under the terms of the loan but was paid as part of an agreement reached between the Company and its primary lender that was formalized in March 1997 when the Credit Agreement, Senior Subordinated Loan Agreement and Warrant were modified. A portion of the consideration for the $15.0 million principal payment was forgiveness of the $1.3 million in interest. The effective average interest rate on the Term Credit facility was 10.52% in 1996, versus 9.88% in 1995. The effective interest rate for the Revolving Credit facility was 10.45% in 1996 versus 10.04% in 1995.

The Company recorded a net of $3.2 million of other income in 1996 versus $0.3 million of other expense in 1995. Approximately $3.3 million of the Company's settlement with the U.S. Government in October of 1996 was classified as other income; $1.8 million as reimbursement for payroll tax penalties nd $1.5 million for excessive interest costs, both of which were incurred by the Company due to the cash constraints caused by the cost impacts cited in the Company's REAS (see Form 10-K/A for the year ended December 31, 1996). The Company recorded approximately $0.4 million of payroll tax penalties in 1996. The primary components of other expense in 1995 are $1.2 million of penalties for the late payment of federal payroll taxes stemming from timing issues related to the Company's cash flow, offset by $0.6 million of interest income which was primarily associated with the REA that was settled in February of 1996.

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

The decrease in government sales in 1995 was due primarily to a reduction in the number of KC-135 Programmed Depot Maintenance
(PDM) aircraft redeliveries. Fifty-two aircraft were redelivered in 1994 versus forty-five aircraft in 1995. Approximately eleven aircraft that were scheduled to redeliver by the end of 1995 were delayed, primarily due to late receipt of government furnished material (GFM) and an unprecedented number of major structural problems on the aircraft. (See Form 10-K/A for year ended December 31, 1996). In addition to the reduction in the number of KC-135 PDM redeliveries in 1995, the Company recorded approximately $0.1 million less in revenue for each aircraft redelivered under the 1994 (or "new") KC-135 contract due to a restructuring of the work package on the new contract versus the 1990 (or "old") contract. Twenty-four of the forty-five aircraft redelivered in 1995 were worked under the new KC-135 contract.

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

The reduced profit realized under the KC-135 contract was primarily attributable to late receipt of GFM and an unprecedented number of major structural problems, both of which formed the basis of request for equitable adjustment of contract pricing.

The Company incurred a loss of $5.1 million in 1995 at its aircraft facility in Copenhagen, Denmark, compared to a loss of $1.9 million for approximately six months of operation in 1994. The facility experienced a lower than anticipated sales volume as well as initial ship learning expense in 1995 on the facility's first-ever B-727 cargo conversion.

The Company incurred a loss of approximately $1.0 million in 1995 under its C-130 PDM contract versus a profit of approximately $1.0 million in 1994. The Company also recorded a $0.5 million reserve for losses anticipated from the remaining ships in work and to be worked under the contract, which expires in September 1996. The profitability of the contract has suffered due to a reduction in the number of drop-in aircraft (twenty-three in 1995 versus thirty-two in 1994) and a higher than anticipated concentration of PDM ships requiring extensive repairs. The Company also believes the C-130 contract suffered from the continuing and escalating disruption of work on the KC-135 contract which resulted in the continuous reshuffling of the Company's labor force (see Form 10-K/A for year ended December 31, 1996).

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

Selling, general and administrative expense increased from $15.0 million in 1994 to $19.1 million in 1995 and increased as a percent of sale from 10% in 1994 to 12% in 1995. Selling, general and administrative expense increased primarily due to the operation of the aircraft maintenance facility in Copenhagen, Denmark which began in May of 1994, the establishment of an office in Denver, Colorado, relocation and addition of staff associated with the nacelle product line and increased royalty fees resulting from increased sales associated with the aircraft cargo handling systems product line.

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

Other expense decreased from $0.5 million in 1994 to $0.3 million in 1995. The primary components of other expense in 1995 were $1.2 million of penalties for the late payment of federal payroll taxes stemming from timing issues related to the Company's cash flow problems. Offset by $0.6 million of interest income which was primarily associated with the REA that was settled in February of 1996. The Company's cash resources were severely strained during 1995 by periodic late payments of its largest customer, the cost effect of late receipt of GFM and an unprecedented number of major structural problems on the KC-135 aircraft program (see Form 10-K/A for year ended December 31, 1996) and the cost impact of the start-up and operation of the Company's Copenhagen aircraft maintenance facility.

The Company booked $2.7 million of state and federal income tax expense in 1995 and reduced its current deferred tax asset by $3.1 million. The change in the deferred tax asset in 1995 resulted primarily from a reduction of percentage of completion based profits in work in process and the usage of net operating loss carryforwards. The Company recorded an income tax benefit of $8.2 million in 1994 which related primarily to the change in the Company's deferred tax asset valuation allowance. In assessing the change in its valuation allowance and the likelihood of realization of its deferred tax assets, the Company considered the increase in its firm but unfunded backlog associated with the follow-on years of its government contracts ($206.5 million at December 31, 1994, versus $25.0 million at December 31, 1993).

LIQUIDITY AND CAPITAL RESOURCES

The Company initially borrowed funds from its primary lender at that time, Bank of America National Trust and Saving Association ("Bank of America"), beginning in 1988 pursuant to a Credit Agreement that provided for a term credit facility and a revolving credit facility (the "Credit Agreement"), and a Senior Subordinate Loan agreement (the "Subordinated Agreement"). In connection with these agreements, the Company issued to Bank of America a warrant to purchase shares of the Company's Common Stock (the "Warrant").

The Credit Agreement and the Subordinated Agreement with Bank of America also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996. During 1997, the Company recognized $0.3 million and the balance of the $0.4 million will be recorded over the period 1998 through 2001 as a yield adjustment on the remaining debt balance.

On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility that allows the Company to borrow up to $20 million. While this new loan has provided the Company with greater flexibility, it has not alleviated the Company's persistent cash flow problems. As part of the August transaction, the Company repaid in full its $5 million Term Credit facility under the Credit Agreement and a portion of the Subordinated Agreement. The Subordinated Agreement was amended on August 8, 1997 to provide that all scheduled principal amortization for the portion of the Subordinated Loan that remains in place has been deferred for the three-year term of the new revolving credit facility. The Subordinated Loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001. The amount of funds available to borrow under the new revolving credit facility is tied to percentages of accounts receivable and inventory. Interest on the new revolving credit facility accrues at prime rate plus 1.5% with provisions for adjustments in the interest rate based on specific operating performance targets.

The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts, including those with respect to working capital, tangible net worth, and losses in a quarter. The Company has informed its lender of certain violations of such covenants and has obtained waivers through March 31, 1998, although there is no assurance that the Company will not violate its debt covenants in the future.

The Warrant, as amended, permits Bank of America to purchase from the Company 4,215,753 shares of the Company's Common Stock at an aggregate purchase price of $0.24 per share, subject to certain adjustments for changes in the Company's Common Stock and for dilutive issuances dating back to 1988, any time before September 9, 2000. The Company believes that no events that would trigger a material adjustment in the number of shares issuable upon exercise of the Warrant have occurred.

The Company is required to repurchase the Warrant over a period of six quarters beginning August 31, 1997 with cash or by the issuance of Common Stock with a value equal to the redemption price. The redemption price for three-eights of the total shares which was due on August 31, 1997 and all future redemptions is the difference between the average market price of the Common Stock for the 25 trading days preceding the date which is five trading days prior to the date on which the redemption is actually paid. In addition, interest accrues on the unpaid redemptions in the form of cash and/or shares of Common Stock. The amount of interest is equal to the sum of (i) $75,000 in cash (or the number of shares which is the result of dividing $75,000 by the average market price of the Common Stock for the 25 trading days immediately preceding the date which is five trading days prior to August 31, 1997, or $1.4537 per share), payable immediately, plus (ii) .0004 of a share of Common Stock per unredeemed Warrant share per day from the respective installment date until the redemption is made. Such interest is paid quarterly 10 days after the last day of each calendar quarter. Such interest may be paid in the form of Common Stock only if such stock is then registered and freely tradable; otherwise, the cash equivalent must be paid, calculated as the market value of the stock as of the lst day of the calendar quarter. The Company may exercise its right to repurchase the Warrant with shares of Common Stock, only if the Shares when issued are the subject of an effective registration statement and immediately publicly tradable. Effective December 31, 1997, the Shares underlying the Warrant were registered with the Securities and Exchange Commission. On December 31, 1997, the Company issued 1,298,151 Shares for the redemption due on August 31, 1997, and 411,765 Shares for the redemption due on October 31, 1997. Also on December 31, 1997, the Company issued 147,432 shares in payment of interest due under the Warrant.

While the Company presently intends to exercise its right to repurchase the Warrant with shares of Common Stock, it may elect to repurchase all or a portion of the remaining Warrant with cash.

The Company's cash resources in 1997 continued to be strained due to delays and reductions in progress payments for amounts billed to the U.S. Government, increased workloads under government contracts, costs associated with the strike at the Birmingham facility, and delays in inputs and redeliveries at the Dothan facility due to the IAM strike.

The Company intends to replace its outdated, multi-type financial information systems with enterprise-wide systems from Oracle. The hardware, software and implementation costs will be approximately $1.8 million to be incurred over a two year period. The costs of the system are being financed by various vendors over periods of three to five years. Currently, the Company has no other commitments for any material capital expenditures.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending December 31, 1997, 1996, and 1995.

The Company increased the valuation allowance associated with its deferred tax assets by $16.1 million in 1997, primarily because the Company cannot be sure that it will have sufficient levels of future taxable income to realize the deferred tax assets. In 1996, the valuation allowance was increased $2.5 million due to losses incurred at the Company's Denmark facility and for certain state net operating loss carryforwards, some of which have been disallowed based on the findings of an Alabama state tax audit.
The valuation allowance was increased $2.4 million in 1995, primarily due to losses incurred at the Company's Denmark facility. The decrease in deferred tax assets in 1997 is due to the increase in the valuation allowance.

The Company's pension expense as determined by its actuary for the year 1997 is $1.4 million, as compared to $1.0 million in 1996. The Company was not required to and did not make any contributions to its pension in 1997 versus a $0.9 million contribution in 1996.

The Company recorded a $0.0 million, $0.3 million and $0.7 million provision for reductions in the valuation of its inventory in 1997, 1996 and 1995, respectively. The Company recorded the provision in order to state its inventory at the lower of cost or market and to account for obsolescence in it commercial aircraft finished goods inventory due to engineering and design changes. In addition, in 1997, the Company wrote off its deferred costs related to the quick change conversion program as the result of delays in additional orders from its principal customer.

Net inventory decreased $2.0 million in 1997, $3.1 million in 1996, and decreased $4.1 million in 1995. Progress payment balances on U.S. Government contracts and net commercial customer deposits were $17.5 million, $27.9 million and $16.9 million and work in process was $26.7 million, $43.6 million and $31.0 million at December 31, 1997, 1996, and 1995, respectively. Progress payment balances and net customer deposits as a percent of gross work in process for each of the three years were 65%, 64%, and 55%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts. Progress payments on these contracts are based on costs incurred, and thus the level of payments received is inversely related to the level of profitability of the Company's contracts. The decrease of $10.4 million in 1997, versus $0.8 million in 1996 in the Company's deposits relates primarily to a [security guarantee with a financial institution in conjunction with the Company's Copenhagen, Denmark facility lease agreement.]

Accounts payable and accrued expenses were $32.4 million at December 31, 1997 versus $27.5 million at December 31, 1996.
Included in the $27.5 million for 1996 is approximately $3.0 million in accounts payable related to the Company's Danish subsidiary which ceased operations in 1997, and therefore corresponding amounts have been excluded from the accounts payable and accrued expense for 1997. Accounts payable and accrued expenses increased in 1997 due to an increase in payables to the Company's vendors as the Company continued to suffer from cash flow constraints.

Capital improvements amounted to $0.5 million, $1.3 million, and $2.9 million in 1997, 1996 and 1995, respectively. Additionally, the Company made principal payments to its primary lender of $6.0 million, $15.0 million, and $4.0 million in 1997, 1996, and 1995, respectively, as well as $0.4 million, $0.6 million, and $0.4 million on various capital leases.

CONTINGENCIES

As previously discussed, a material adverse effect on the Company's financial position and liquidity could result if the verdict in the Stevenson v. Pemco Aeroplex, et al. case is upheld. On January 29, 1998, the Court granted Pemco's motion to vacate the verdict and granted a new trial. However, in response to motion for reconsideration filed by the plaintiff, the court issued an order on February 27, 1998 vacating such previous order on the condition that the plaintiff accept a reduction of the verdict to $1 million. On March 3, 1998, the plaintiff accepted the reduced verdict. The Company filed an additional motion for reconsideration which was denied and a notice of appeal was filed by the Company on April 2, 1998. (See discussion under Item 3. Legal Proceedings)

Year 2000 Compliance

The Company has performed a limited assessment of the need for year 2000 compliance for its computer and operating systems. Based on information gathered to date, the Company has taken steps to address the potential impacts of year 2000 compliance on its financial accounting systems. Although manufacturing and production systems may be impacted, production and manufacturing operations could continue through the use of manual systems, if necessary, and therefore, any impacts should not be material. The primary focus of the Company in achieving year 2000 compliance will be to replace its financial and accounting systems. As the Company has previously stated, it intends to replace its outdated,multi-type financial information systems with enterprise-wide systems from Oracle. The Oracle system is year 2000 compliant. The hardware, software and implementation costs are estimated at approximately $1.8 million to be incurred over a two year period. The costs are being financed by various vendors over periods of three to five years.

Although it is not possible to quantify the effects year 2000 compliance will have on the Company's customers or suppliers, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

The Company plans to perform a year 2000 compliance assessment of each operating group during 1998. Due to the fact that not all information has been reviewed, some uncertainty remains as to the impacts of year 2000 compliance on the Company's overall operations.

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

FORWARD LOOKING STATEMENTS

With the exception of historical facts, statements contained in Management's Discussion and Analysis are forward looking statements. Statements contained herein concerning anticipated results of operations, award of contracts, the outcome of pending and future litigation, the outcome of audits, reviews and investigations by the U.S. Government, the outcome of claims filed with the U.S. Government, the Company's estimates concerning year 2000 compliance issues, the Company's expectations concerning levels of capital spending, estimates of backlog, the outcome of claims realted to the Copenhagen facility, and the Company's intent to make certain action in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards, and actions with respect to utilization and renewal of contracts.

Item 8.  Financial Statements and Supplemental Data.

     The following financial statements and financial statement schedules are submitted herewith:

     Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

     Financial Statement Schedules:

          Report of Independent Public Accountants

          Schedule II - Valuation and Qualifying Accounts





















            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Precision Standard, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PRECISION STANDARD, INC. (a Colorado corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Although the bank has waived the Company's financial debt covenant violations through March 31, 1998, there is no assurance that the Company will not be in violation of these covenants in the future. The above issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Denver, Colorado                        ARTHUR ANDERSEN LLP
April 14, 1998






                REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Precision Standard, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of PRECISION STANDARD, INC. AND SUBSIDIARIES for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, stockholders' equity (deficit) and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Precision Standard, Inc. and Subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.






Birmingham, Alabama                     COOPERS & LYBRAND L.L.P.
March 31, 1996, except for
Notes 6, 7 and 13 as to which the date
is April 15, 1996.






            PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996

                             ASSETS

                                             1997          1996

Current assets:
  Cash and cash equivalents            $   369,334   $  1,183,200
  Accounts receivable, net              10,138,430      9,435,612
  Inventories                           17,047,983     23,183,608
  Prepaid expenses and other             1,045,564        894,128
  Deferred income taxes                          0      4,347,098
       Total current assets             28,601,311     39,043,646

Property, plant, and equipment,
  at cost:
  Leasehold improvements                10,826,369     10,508,585
  Machinery and equipment               19,298,310     18,306,506
                                        30,124,679     28,815,091

   Less accumulated depreciation       (17,991,714)   (15,730,794)

       Net property, plant and
       equipment                        12,132,965     13,084,297

Other non-current assets:
  Prepaid pension costs                  4,106,609              0
  Intangible assets, net of
    accumulated amortization               741,241      3,731,714
  Related party receivable                 269,824        269,824
  Deposits and other                       480,593      1,627,252
  Deferred income taxes                          0      1,517,349
                                         5,598,267      7,146,139
      Total assets                    $ 46,332,543    $59,274,082




The accompanying notes are an integral part of these consolidated balance sheets.











            PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              1997          1996
Current liabilities:
  Current portion of debt                $24,784,318    $ 2,339,692
  Accounts payable and
   accrued expenses                       31,728,406     27,523,958

       Total current liabilities          56,512,724     29,863,650
Long-term debt                                     0     11,104,410
Workers' compensation reserve              3,631,734      3,697,901
Deferred income tax liability              2,525,231              0
Unfunded accumulated benefit
  obligation                                       0      1,480,237
      Total liabilities                   62,669,689     46,146,198

Commitments and contingencies
   (Notes 6, 7, 8, 9, 10, 11, 12,
    18 and 19)

Stockholders' equity (deficit):
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    14,459,488 issued and outstanding
    at December 31, 1997 and
    12,522,646 issued and outstanding
    at December 31, 1996                       1,446          1,252
  Additional paid-in capital               4,763,139      4,599,334
  Retained earnings (deficit)            (20,862,729)    12,287,277
  Cumulative foreign currency
    translation adjustment                  (239,002)       160,013
  Minimum pension liability
    adjustment                                     0     (3,919,992)

      Total stockholders' equity
       (deficit)                         (16,337,146)    13,127,884
      Total liabilities and
       stockholders' equity
       (deficit)                         $46,332,543    $59,274,082

The accompanying notes are an integral part of these consolidated balance sheets.





               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended December 31, 1997, 1996 and 1995

                                 1997           1996          1995

Net sales                    $122,258,435   $130,857,722  $154,658,414
Cost of sales                 121,073,746    115,675,503   132,456,980
     Gross profit               1,184,689     15,182,219    22,201,434

Selling, general, and
  administrative expenses      13,893,835     17,135,410    19,078,148
Restructuring and other
  charges                       6,926,899              0             0
Litigation and contingency
  provisions                    1,624,800              0             0
Research and development
  expense                         945,779        400,227       540,014
     Income (loss) from
      operations              (22,206,624)    (2,353,418)    2,583,272

Other (income) expense:
  Interest                      1,529,538      2,514,889     3,325,927
  Other, net                      405,711     (3,240,904)      337,473
    Loss before
       income taxes           (24,141,873)    (1,627,403)   (1,080,128)
Provision for income
    taxes                       9,008,133      2,332,143     2,731,214

     Net loss                $(33,150,006)  $ (3,959,546)  $(3,811,342)

Net loss per
 common share:
      Basic and Diluted      $      (2.30)  $       (.32) $       (.31)
Weighted average common
 shares outstanding:
      Basic and Diluted        14,433,000     12,475,000    12,427,000

         The accompanying notes are an integral part of these
                       consolidated statements.



                                PRECISION STANDARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        for the years ended December 31, 1997, 1996 and 1995
                                   (Dollars and shares in thousand)
                                                                                      Cumula-
                                                                                      tive     Total
                                                 Minimum                              Foreign  Stock-
                                Add'l     Ret.   Pension                  Deferred    Currency holders'
                Common Stock    Paid-in   Earn.  Liab.     Treas. Stock   Compensa-   Transl.  Equity
               Shares  Amount   Capital  (Def.)  Adjust.   Shares Amount  tion        Adjust. (Deficit)
Balance,
 December 31,
  1994         12,787    $ 1     $938  $20,058   $(7,749)    337  $ (559)  $(175)       $0      $12,514

Exercise
 of stock
 options            6      0        5        0         0       0       0       0         0            5

Minimum
 pension
 liability
 adjustment         0      0        0        0       732       0       0       0         0          732

Amortization
 of deferred
 compensation       0      0        0        0         0       0       0      88         0           88

Reclassification
 of common
 stock purchase
 warrant            0      0    4,200        0         0       0       0       0         0        4,200

Foreign
 currency
 translation
 adjustment         0      0        0        0         0       0       0       0       146          146

Net loss            0      0        0   (3,811)        0       0       0       0         0       (3,811)

Balance,
 December 31,
  1995         12,793      1    5,143   16,247    (7,017)    337    (559)    (87)      146       13,874

Exercise
 of stock
 options           55      0        3        0         0       0       0       0         0            3

Issuance of
 restricted
 shares            12      0       12        0         0       0       0       0         0           12

Retirement of
 treasury
 shares          (337)     0     (559)       0         0    (337)    559       0         0            0

Minimum
 pension
 liability
 adjustment         0      0        0        0     3,097       0       0       0         0        3,097

Amortization
 of deferred
 compensation       0      0        0        0         0       0       0      87         0           87

Foreign
 currency
 translation
 adjustment         0      0        0        0         0       0       0       0        14           14

Net loss            0      0        0   (3,959)        0       0       0       0         0      (3,959)

Balance,
 December 31,
 1996          12,523      1    4,599   12,288    (3,920)      0       0      0        160       13,128


Exercise
 of stock
 options           79      0        0        0         0       0       0      0          0            0

Issuance of
 shares for
 warrants       1,857      0      164        0         0       0       0      0          0          164



Minimum
 pension
 liability
 adjustment         0      0        0        0     3,920       0       0      0          0        3,920

Foreign
 currency
 translation
 adjustment         0      0        0        0         0       0       0      0       (399)       (399)

Net loss            0      0        0  (33,150)        0       0       0      0          0     (33,150)

Balance,
 December 31,
 1997          14,459    $ 1   $4,763 $(20,862)  $     0       0    $  0   $  0     $ (239)   $(16,337)


                               The accompanying notes are an integral part
                                    of these consolidated statements.






                      PRECISION STANDARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 1997, 1996 and 1995

                                       1997           1996         1995

Cash flows from operating
  activities:
 Net loss                         $ (33,150,006) $ (3,959,546) $ (3,811,342)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization         2,515,680     2,763,419     2,766,572
Provision for
  deferred taxes                      8,864,625     2,136,392     2,736,445
Restructuring and other charges       6,926,899             0             0
Litigation and environmental
  contingencies                       1,624,800             0             0
Pension cost in excess of
  funding                             1,403,779        77,034     1,028,993
Provision for losses on
  receivables                           793,129       290,852       399,030
Provision for warranty expense                0       173,778       158,000
Provision for reduction in
  inventory valuation                         0       346,027       691,811
Provision for losses on
  contracts-in-process                  727,687     1,286,669     1,474,598
Provision for losses on
  insurance receivable                        0             0      (119,800)
Interest expense  warrants             163,999             0             0
Loss (gain) on sale of equipment              0       233,499        (2,349)
Changes in assets and liabilities:
  Accounts receivable, trade         (2,197,281)    4,521,541       667,269
  Request for Equitable
   Adjustment (REA)                           0     12,244,522   (8,734,251)
  Inventories                         1,949,978    (3,145,912)    4,079,087
  Prepaid expenses and other           (151,436)       62,191      (124,217)
  Intangible assets                           0             0       (64,645)
  Accounts payable and accrued
    expenses                            539,742      (704,474)    5,739,906
                                  _____________  ____________  ____________
Total adjustments                    23,161,601    20,285,538    10,696,449

Net cash provided by (used
in) operating activities             (9,988,405)   16,325,992     6,885,107
Cash flows from investing
 activities:
Insurance proceeds received                   0             0       249,730
Proceeds from sale of equipment               0       393,320         5,550
Capital expenditures                   (495,829)   (1,325,481)   (2,909,139)
     Net cash used in
      investing activities             (495,829)     (932,161)   (2,653,859)



Cash flows from financing
 activities:
  Proceeds from issuance of
   common stock                              0          2,567         5,198
  Payment of debt issuance
   costs                              (719,848)             0             0
  Borrowings under revolving
   credit facility                  16,427,130      1,500,000    25,900,000
  Repayments of revolving
   credit facility                           0     (1,500,000)  (24,100,000)
  Principal payments under
   long-term borrowings             (6,036,914)   (15,625,127)   (4,448,397)
  Change in cash overdraft                   0              0      (176,120)
     Net cash used in
     financing activities            9,670,368    (15,622,560)   (2,819,319)

     Net increase (decrease)
     in cash and cash
     equivalents                       (813,866)     (228,729)    1,411,929
Cash and cash equivalents,
 beginning of year                    1,183,200     1,411,929             0
Cash and cash equivalents,
 end of year                      $     369,334  $  1,183,200  $  1,411,929

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                      $   1,776,935  $    869,683  $  1,906,654
    Income taxes                  $      28,508  $    137,000  $    155,155
Supplemental disclosure of
noncash investing and
financing activities:
  Interest capitalization         $           0  $  2,207,799  $          0
  Capital lease obligations
   incurred                       $     950,000  $    119,245  $    576,190


                  The accompanying notes are an integral part
                       of these consolidated statements.















            PRECISION STANDARD, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1997, 1996 AND 1995


1.   ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     Organization and Operations - Precision Standard, Inc. (the "Company") is primarily engaged in the maintenance and modification of large transport aircraft; the development and manufacture of rocket launch vehicles and guidance systems; the design and manufacture of cargo handling systems; and the manufacture of precision springs and components. On January 29, 1998, the Company sold its Hayes Targets Division which designed, developed and manufactured aerial target systems. (See Note 18)

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, except for its Danish subsidiary, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Effective January 1, 1997, the Company's Danish subsidiary has been excluded from the consolidated presentation as a result of a Danish court's decision to grant a supplier's request to place it into bankruptcy. (See Note 18)

     Restructuring As a result of recent operating results, the Company has implemented a strategic restructuring plan to increase its liquidity and return to profitability. As part of this plan, the Company has engaged a financial advisor to evaluate the sale of one or more of its operating units, has ceased funding of its Danish facility and has reduced overhead.

     In connection with its change in strategy, the Company re-evaluated the carrying amount of deferred costs related to certain long-term programs. As a result of this re-evaluation, the Company recognized a charge of $4.3 million. Further, the Company reclassified losses incurred on its Danish subsidiary related to fundings made subsequent to deconsolidation of $2.4 million to restructuring and other charges, and recognized a loss of $.2 million related to its cumulative translation adjustment balance in equity.


     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates which may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the Company's contracts, recognition of losses associated with pending litigation and realization of certain assets, including deferred tax assets. Actual results could differ from those estimates. Further, the financial statements do not include any adjustments relating to the recoverability of assets, carrying amounts or the amount and classification of liabilities should the Company be unable to continue as a going concern.

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

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in
     operations.   Depreciation charged to operations amounted to
     $2,397,161, $2,652,453, and $2,499,774 for the years ended
     December 31, 1997, 1996, and 1995, respectively.

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

     Provision for Warranty Expenses - The Company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides for future warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 1997 and 1996. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Net Loss Per Common Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive securities. All share and per share information included in these financial statements have been restated to give effect to the adoption of SFAS No. 128.

     The following table represents the amount of potentially dilutive securities outstanding, excluded from EPS because they were antidilutive for all years presented:





                               1997         1996       1995

     Warrant                 2,505,838   4,215,753  4,215,753
     Options                    71,654     628,060    957,435
                             2,577,492   4,843,813  5,173,188

     Options to purchase 867,293, 805,376, and 238,199 shares of common stock related to 1997, 1996, and 1995, respectively were excluded from the computation of diluted loss per share because the option exercise price was greater than the average market price of the shares.

     Both basic and diluted earnings per share were the same restated, for adoption of SFAS No. 128, as previously reported earnings per share for the years ended December 31, 1996 and 1995.

     Foreign Currency Translation - The consolidated financial position and consolidated results of operations of the Company's foreign subsidiary in Copenhagen, Denmark were measured using local currency as the functional currency. Assets and liabilities of this foreign subsidiary were translated at the exchange rate in effect at each year-end that the subsidiary was included in the consolidation. Consolidated statements of operations amounts were translated at the average rate of exchange prevailing during each year that the subsidiary was included in the consolidation. Translation adjustments arising from differences in exchange rates from period to period were included in the cumulative foreign currency translation adjustments account in stockholders' equity (deficit) and the cash flows from foreign operations were translated at the average rate of exchange prevailing during each year that the subsidiary was included in the consolidation. As further discussed in Note 18, for purposes of the 1997 consolidated financial statement presentation, the Danish subsidiary has been excluded from the consolidation as a result of it being placed into involuntary bankruptcy and the cumulative translation adjustment was charged to operations and was not material to the results of operations.

     Stock Options and Warrants The Company uses the intrinsic value method for stock options granted employees under which no compensation is generally recognized for options granted at or above the fair market value of the underlying stock. Stock options, warrants and other equity instruments granted to non-employees are recorded at the fair value of the instrument or the consideration received, whichever is more readily determinable.

     Reclassifications - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

2.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable as of December 31, 1997 and 1996 consist of the following:

                                            1997         1996
        U.S. Government:
          Amounts billed               $2,390,060   $ 2,160,371
          Recoverable costs and
           accrued profit on progress
           completed - not billed       2,227,495     1,188,277
        Commercial customers:
          Amounts billed                6,060,495     6,639,875
          Recoverable costs and
           accrued profit on
           progress completed -
           not billed                     640,365       182,396
                                       11,318,415    10,170,919
        Less allowance for doubtful
          accounts                     (1,179,985)     (735,307)
        Trade accounts receivable,
          net                         $10,138,430   $ 9,435,612

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 1997 and 1996.

3.   INVENTORIES

     Inventories as of December 31, 1997 and 1996 consist of the following:

                                         1997          1996

       Work in process               $26,732,001    $43,555,521
       Finished goods                  3,125,830      3,524,575
       Raw materials and supplies      5,987,419      5,307,562
             Total                   $35,845,250    $52,387,658
         Less progress payments
         and customer deposits       (17,451,262)   (27,917,381)
       Less allowance for estimated
         losses on work in
         process (Note 8)             (1,346,005)    (1,286,669)
                                     $17,047,983    $23,183,608

     A portion of the above inventory balances relates to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventory on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     Included in work in process are unrecovered costs at the estimated recoverable values of $899,076 and $2,334,105 at December 31, 1997 and 1996, respectively. These costs relate primarily to certain over-and-above type work performed on certain government and commercial contracts. Recoverability of these costs is subject to future determination through negotiation or other procedures not complete at the balance sheet dates. All of the unrecovered costs at December 31, 1996 were either evaluated to be not realizable and written off or were settled during 1997. Management expects to recover the 1997 costs in the near term based on their evaluation.

     Also included in work in process is $1,821,640 and $2,104,108 of deferred production, initial tooling, and related nonrecurring costs (collectively referred to as deferred costs) at December 31, 1997 and 1996, respectively, related primarily to the Company's 737 conversion program. The recovery of a significant portion of these deferred costs is dependent on the number of conversions performed and actual contract prices. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial losses. Realization of the above is primarily dependent on the profitability of anticipated contracts.
     Based on studies by the Company, management believes there exists a sufficient market to enable the Company to recover these costs.

     At December 31, 1996, the Company estimated that its Dothan facility would derive a significant portion of their revenue for the following two years in connection with their quick change conversion program. Based on studies performed by the Company, a market in excess of the Company's 20 ship program exists for such work. At December 31, 1996, orders for 5 ships with an option for an additional 15 had been received. Costs under this program that were deferred and included in work in process totaled approximately $3,000,000 at December 31, 1996 and included production costs, engineering and tooling costs incurred since the inception of the program less the cost of units delivered based on anticipated average costs of producing 20 units under the program. Management continues to believe that a viable market exists for such conversions with this customer and other similar companies. During 1997, the $3,687,743 in deferred costs associated with this program were written off because its principal customer under this program has not exercised its option for the additional ships because of delays associated with their evaluation of the conversions as a result of a work stoppage at the customer's facilities.

     The aggregate amount of general and administrative costs incurred during 1997, 1996, and 1995 amounted to $19,223,507, $18,424,883, and $18,956,954, respectively. The amount of general and administrative costs remaining in inventories at December 31, 1997 and 1996 amounted to $1,912,140 and $1,525,633, respectively, and are associated with government contracts.

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

4.   INTANGIBLE ASSETS

     Intangible assets as of December 31, 1997 and 1996 consist of the following:

                                              1997         1996

      Supplemental type certificates,
      ("STCs") net of accumulated
      amortization of $249,536 and
      $230,996, respectively.             $  121,372   $  139,912
      Deferred debt costs, net               619,869            0
      Pension (see Note 11)                        0    3,591,802
                                          $  741,241   $3,731,714

     STCs are granted by the Federal Aviation Administration ("FAA") and are being amortized on a straight line basis over 20 years. Amortization charged to operations amounted to $18,540, $148,953, and $204,331 for the years ended December 31, 1997, 1996, and 1995, respectively. Deferred debt costs are being amortized by a method which approximates the level yield method and amounted to $99,979 in fiscal 1997.












5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 1997 and 1996 consist of the following:

                                            1997         1996

      Accounts payable                  $14,529,307  $14,911,521
      Accrued liabilities - payroll
       related                            8,706,990    7,905,090
      Current portion of self-insured
       workers' compensation reserve      1,251,834    1,170,099
      Accrued liabilities - other         7,240,275    3,537,248
                                        $31,728,406  $27,523,958

6.   DEBT

     Debt as of December 31, 1997 and 1996 consists of the following:

                                          1997           1996

     Revolving credit facility        $16,427,130    $          0

     Term Credit facility;
     repaid in 1997                             0       5,007,799

     Senior Subordinated Loan;
        interest at 13.5%,              6,700,000       7,200,000

     Note due to individual;
        interest at 10%, due in 1997
        collateralized by a
        security interest in
        certain equipment                 277,202         377,173

     Other obligations; interest from
        8% to 18%, collateralized
        by security interests in
        certain equipment               1,379,986         859,130

     Total debt                        24,784,318      13,444,102

     Less portion reflected
       as current                      24,784,318       2,339,692

     Long-term debt, net of
       current portion                $         0     $11,104,410


     On August 8, 1997, the Company entered into a three-year revolving credit facility with a new lender. As part of this transaction, the Company repaid its $5 million Term Credit facility under the Credit Agreement with Bank of America and $500,000 of its Senior Subordinated loan under the Loan Agreement. The amount of funds available to borrow under the new $20 million revolving credit facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, cannot exceed $17 million. There was no remaining availability under the facility at December 31, 1997 based on the calculation which defines the borrowing base. Interest on the new revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

     All scheduled principal amortization for the Senior Subordinated loan has been deferred for the three-year term of the new revolving credit facility. The Senior Subordinated loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

     As a result of renegotiated terms and conditions of its debt and warrant agreements in March 1997, the new agreements in part provided for forgiveness of approximately $1.3 million of accrued but unpaid interest which is being recognized prospectively as a yield adjustment.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year.
     Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. As a result of its losses from operations, the Company was in violation of substantially all of such covenants. Although the Company's primary lender has waived the financial debt covenant violations through March 31, 1998, there is no assurance that the Company will not be in violation of its debt covenants in the future, that the Company will have sufficient availability under its revolving credit facility to fund operations until implementation of its restructuring strategies or that the bank will continue to fund under the current arrangements if the Company remains in violation of its covenants subsequent to March 31, 1998.

7.   STOCK WARRANT

     In connection with the Company's debt financing in 1988, a detachable stock warrant was issued by the Company to its primary lender at that time to purchase 4,215,753 shares of common stock at an exercise price of $.24 per share. The warrant originally provided for mandatory repurchase periods between 1991 and 1993 based on the difference between the warrant exercise price and the appraised value of the Company's common stock at the repurchase date.

     The Company and its lender modified the warrant agreement in late 1996. The agreement states that the warrant holder may exercise the warrant any time before September 9, 2000, but to the extent the holder does not exercise the warrant, the warrant shall be redeemed in installments commencing on August 31, 1997, and the last day of each successive October, January, April, July, and October 31, 1998 on which date the warrant shall be fully redeemed. These redemptions may be made in cash or stock at the option of the Company based on the difference in the exercise price and the average price of the Company's common stock for a predetermined time period preceding the redemption date of the warrant. Additionally, if the redemptions are not made on the respective redemption dates, the Company must pay interest on the redeemable amount up to the actual redemption date based on the average price of the Company's common stock during the respective period. During 1997, this interest requirement totaled $164,000 and was satisfied with the issuance of 147,432 shares of Company common stock on December 31, 1997, the date on which the Company issued 1,709,915 shares of common stock for the August 31, 1997 and October 31, 1997 redemptions.

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

     The allowance for estimated losses on contracts in process as of December 31, 1997 and 1996 amounted to $2,014,356 and $1,374,435, respectively. Of these amounts at December 31, 1997 and 1996, $1,346,005 and $1,286,669, respectively is reflected as a reduction of work in process inventory.  See
     Note 3. The remaining amounts at December 31, 1997 and 1996 of $668,351 and $87,766, respectively, related to commitments to fulfill contracts at December 31, 1997 and 1996.
     During 1997, 1996, and 1995, the provisions for estimated losses on contracts in process in the amounts of $727,687, $1,286,669, and $1,474,598, respectively, were recognized through charges to operations.


9.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended
     December 31, 1997, 1996, and 1995 is as follows:

                           1997           1996        1995

     Current:
        Federal      $        0    $         0    $   (18,939)
        State           143,508        195,751         13,708
     Deferred:
        Federal       9,416,615      1,974,219      2,880,935
        State          (551,990)       162,173       (144,490)
                     $9,008,133    $ 2,332,143    $ 2,731,214

     The differences between the tax benefits at the federal statutory rate and the provision for income taxes for the years ended December 31, 1997, 1996, and 1995 are primarily due to increases in the deferred tax asset valuation allowance of $16,127,650, $2,503,602, and $2,409,255, respectively.

     Deferred tax assets (liabilities) are comprised of the
     following:
                                         1997               1996

     Prepaid pension costs          $ (1,622,111)    $ (2,302,368)
     Pension intangible asset                  0       (1,420,199)
     Percentage of completion           (903,120)      (1,566,757)

       Gross deferred tax
         liabilities                  (2,525,231)      (5,289,324)

     Accrued vacation                  1,462,231        1,361,096
     Inventory, accounts
      receivable and other reserves    5,744,475        4,552,759
     Federal and state loss
      carryforwards                   10,385,245        3,745,903
     Intangible assets                    27,453          274,351
     Property, plant, and equipment      548,400          495,723
     Alternative minimum tax credit
      carryforwards                      695,287          695,287
     Pension minimum liability
      adjustment                               0        2,764,093
     Foreign corporation net loss      4,279,833        4,279,833
       Gross deferred tax assets      23,142,924       18,169,045
     Deferred tax asset valuation
       allowance                     (23,142,924)      (7,015,274)
     Net deferred tax benefit
       (liability)                   $(2,525,231)    $  5,864,447

     The Company established a valuation allowance primarily for certain non-current state net operating loss carryforwards and foreign tax losses for which realization was considered uncertain at December 31, 1996. As a result of the Company's continuing losses during 1997 the Company provided an additional valuation allowance through its tax provision to fully reserve for its deferred tax assets. The Company's estimate of its valuation allowance may change significantly in 1998 depending on the results of its strategic restructuring. (See Note 1)

     At December 31, 1997, the Company had federal and state operating loss carryforwards of approximately $20,520,967 and $68,774,922, respectively. The loss carryforwards expire at various dates between 2002 and 2012. These loss carryforwards are completely reserved for through the deferred tax valuation allowance.

     The alternative minimum tax credit carryforwards of $695,287 included in the deferred tax assets at December 31, 1997 do not expire.

10.  STOCK OPTIONS AND RESTRICTED SHARE PLANS

     Stock Options - On May 29, 1996, the Company's stockholders approved amendments to the Incentive Stock Option and Appreciation Rights Plan and the Nonqualified Stock Option Plan, pursuant to which a maximum aggregate of 3,000,000 shares of common stock have been reserved for grant to key personnel. The plans expire by their terms on July 10, 1999 and September 8, 1999, respectively.

     Under both plans, the option price may not be less than the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

     Had compensation expense for the Company's stock option plans been determined based on the options fair market value at the grant date, the Company's net loss and net loss per share would have been as reflected in the pro forma amounts indicated below:

                                1997           1996           1995

Net Loss - as reported    $(33,150,006)  $(3,959,546)  $(3,811,432)
Net Loss - pro forma       (33,177,660)   (4,095,768)   (3,829,781)
Net Loss per share
     - as reported               (2.30)        (0.32)        (0.31)
Net Loss per share
     - pro forma                 (2.30)        (0.33)        (0.31)



The following table summarizes the changes in the number of shares under option pursuant to the plan described above:

                       Wtd.              Wtd.               Wtd.
                          Avg.              Avg.               Avg.
                          Ex.               Ex.                Ex.
              12/31/97    Price   12/31/96  Price   12/31/95   Price
 Outstanding
  beginning
  of year     1,433,436   $2.15  1,195,634  $2.24  1,127,912   $2.31
  Granted        35,333    1.33    374,000   1.37     86,125    1.24
  Exercised     (79,495)   1.28    (54,358)  0.66     (6,007)   1.28
  Forfeited    (450,327)   2.15    (81,840)  0.99    (12,396)   2.70
 Outstanding
  end of year   938,947    2.19  1,433,436   2.15  1,195,634    2.24
 Exercisable
  end of year   889,109          1,285,235         1,023,624
 Estimated
   weighted
   average
   fair
   value of
   options
   granted        $0.54              $0.59             $0.75

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of .72; risk-free interest rate of 5.87%; expected life of 3.43 years. Of the options granted in 1995, 48,750 vest 25% each year. The remainder of the options granted in 1995 and 1996 vest on the date of grant. The options granted in 1997 vest 25% each year.

     Of the 938,947 options outstanding at December 31, 1997, 261,722 have exercise prices between $.56 and $1.05 with a weighted average exercise price of $.78 and a weighted average remaining contractual life of 7 years; 256,389 of these options were exercisable at December 31, 1997. 401,389 of the options outstanding at December 31, 1997 have exercise prices between $1.15 and $1.90 with a weighted average exercise price of $1.44 and a weighted average remaining contractual life of 7 years of which 356,884 options were exercisable at December 31, 1997. The remaining 275,836 options outstanding at December 31, 1997 have an exercise price of $4.63 and a weighted average remaining contractual life of 5 years; all of these options were exercisable at December 31, 1997.

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

11.  EMPLOYEE BENEFIT PLANS

     Pension - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham, Dothan, and Leeds, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. Pursuant to this practice, the Company made contributions of $937,503 and $1,250,002 in 1996 and 1995. No contributions were made in 1997. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Pursuant to the requirements of SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, an additional minimum pension liability of $6,990,625 resulting from the excess of the accumulated benefit obligation over plan assets plus prepaid pension cost, was recognized at December 31, 1996. The additional liability was offset by intangible assets to the extent of previously unrecognized prior service cost.
     Amounts in excess of previously unrecognized prior service cost were recorded as a reduction of stockholders' equity. At December 31, 1997, the intangible asset and reduction of stockholders' equity were reduced to zero. The intangible asset at December 31, 1996 amounted to $3,591,802 and the reduction of stockholders' equity amounted to $3,919,992 (net of tax). respectively.

     The discount rate decreased from 7.75% at December 31, 1996 to 7.25% at December 31, 1997 resulting in an increase to the accumulated benefit obligation of $3,925,163. The additional minimum liability adjustment was eliminated in 1997 due to higher than anticipated returns on plan assets.

     Net pension expense for the years ended December 31, 1997, 1996, and 1995 include the following components:

                               1997         1996           1995
      Service cost -
       benefits earned
       during the period   $1,248,045    $1,287,414    $ 1,289,288
      Interest cost on
       projected benefit    7,070,475     6,688,050      7,184,470

      Net amortization
       of prior service
       costs                  782,602       677,981        905,909
                            9,101,122     8,653,445      9,379,667

      Return on plan
       assets:
      Actual return       (16,546,210)  (11,831,720)   (17,741,368)
      Deferred gain         8,848,867     4,192,812     10,640,696

      Net return           (7,697,343)  (7,638,908)    (7,100,672)
         Net pension
          expense          $1,403,779    $1,014,537    $ 2,278,995

     The significant actuarial assumptions used in determining the present value of benefit obligations as of December 31, 1997, 1996, and 1995 were as follows:

                                        1997     1996     1995

      Weighted-average discount rate   7.25%     7.75%   7.25%
      Rate of increase in future
       compensation levels              5.0%     5.0%     4.5%
      Expected long-term rate of
       return on plan assets            9.5%     9.5%     9.5%

     The following table reconciles the pension plans' funded status and the amount reported in the consolidated balance sheets at December 31, 1997 and 1996:

                                       1997          1996
     Actuarial present value of
      benefit obligations:
       Vested                       $94,611,365   $91,239,424
       Non-vested                     1,216,798       942,294

     Accumulated benefit
      obligation                     95,828,163    92,181,718
     Impact of future salary
      increases                       2,267,927     2,107,866

     Projected benefit obligation    98,096,090    94,289,584
     Plan assets at fair value       97,785,243    90,701,482

     Plan assets less than
      projected benefit obligation     (310,847)  (3,588,102)
     Unrecognized net loss              585,686    5,506,688
     Unrecognized prior service cost  3,831,770    3,591,802
     Minimum pension liability
      adjustment                              0   (6,990,625)

     Prepaid (accrued)
     pension costs                  $ 4,106,609  $(1,480,237)

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

     The following table sets forth the funded status of the plan at December 31:

                                    1997       1996        1995

Accumulated postretirement
  benefit obligation:
Retirees                       $  64,000  $  35,000    $ 45,000
Fully eligible active plan
 participants                     80,000     69,000      78,000
Other active plan
 participants                    580,000    515,000     704,000

                                 724,000    619,000     827,000
Plan assets, at fair value             0          0           0
Accumulated postretirement
  benefit obligation in
  excess of plan assets          724,000     619,000    827,000
Unrecognized prior period
  gain (loss)                    (34,000)    100,000    (83,000)
Unrecognized transition
 obligation                     (328,000)   (476,000)  (553,000)

Accrued postretirement
 benefit                       $ 362,000   $ 243,000  $ 191,000

Estimated postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 are composed of the following:





                                         1997     1996       1995

Service cost-benefits attributed
 to service during the period         $ 38,000  $ 32,000  $ 30,000
Interest cost on accumulated
  postretirement benefit obligation 52,000 44,000 61,000 Amortization of transition obligation
  over 20 years                        148,000    77,000    32,000
Amortization of unrecognized net gain        0    (1,000)        0

   Net periodic postretirement
    benefit cost                      $238,000  $152,000  $123,000

Actuarial assumptions used were:
                                          1997      1996     1995

 Projected health care cost trend rate    8.0%      9.0%      10.5%
 Ultimate trend rate                      5.0%      5.0%       5.5%
 Year ultimate trend rate is achieved     2004      2004       2005

 Effect of a 1% increase in the
  health care cost trend rate on
  the postretirement benefit
  obligation                          $117,000  $113,000    $78,000
 Effect of a 1% increase in the
  health care cost trend rate on the
  aggregate of service and interest
  cost                                $ 14,000   $17,000    $ 6,000
Discount rate                            7.25%     7.75%      7.25%

The health care cost trend rate assumption has a significant effect on the amounts reported. Rates listed above represent assumed increases in per capita cost of covered health care benefits for 1997, 1996 and 1995, respectively. For future years the rate was assumed to decrease gradually and remain at the ultimate trend rate thereafter.

Changes in various assumptions, such as the mortality, retirement ages, and termination rates were the primary cause of the $(34,000), $100,000, and $(83,000) unrecognized gains/(losses) at
December 31, 1997, 1996 and 1995, respectively.

Self-Insurance - It is generally the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation.
Losses and claims are accrued as incurred.

The Company maintains a self-insured health insurance plan for the Birmingham, Leeds, and Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $1,221,027 and $662,385 for reported and incurred but not reported claims at December 31, 1997 and 1996, respectively. Expenses incurred for this plan were $5,782,627, $6,110,803, and $8,748,411, for 1997, 1996, and 1995, respectively.

The Company also has a self-insured workers' compensation program. The Company has a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 1997 and 1996, is $415,000 and $850,000, respectively, that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. Use of these funds is limited by the state. The Company has reserves of $4,884,000 and $4,868,000 for reported and incurred but not reported claims at December 31, 1997 and 1996, respectively. Expenses incurred on this plan were $1,337,474, $1,326,571, and $1,650,901, for 1997, 1996, and 1995, respectively. The workers' compensation liability at December 31, 1997 does not include the effect of the settlement of numerous claims regarding an issue for which no estimate can be made of a range of amounts of loss that are reasonably possible should these claims be settled unfavorably.

Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

Defined Contribution Plan - The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21, and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 1997, 1996, or 1995. Employees are always 100 percent vested in their contributions.

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

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:






                                       Vehicles
                                         And
                       Facilities      Equipment        Total

     Year Ending:
       1998           $1,910,993      $212,060       $2,123,053
       1999            1,421,281       150,508        1,571,789
       2000              994,506        90,656        1,085,162
       2001              795,460        25,071          820,531
       2002              659,500             0          659,500
     Thereafter        6,421,625             0        6,421,625

     Total minimum
     future rental
     commitments     $12,203,365      $478,295      $12,681,660

     Total rent expense charged to operations for the years ended December 31, 1997, 1996, and 1995 amounted to $3,181,677,
     $3,857,375, and $3,909,557, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $556,860, $784,852, and $934,731 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

     On March 20, 1998, the U.S. Government released a request for proposal (RFP) seeking proposals for all work related to its KC-135 aircraft. The Company's Pemco Aeroplex subsidiary currently performs the airframe maintenance portion of the KC-135 workload, which is included in the RFP. Pemco intends to pursue this workload through teaming or subcontracting agreements.

     U.S. Government Request for Equitable Adjustments (REA) -
     At December 31, 1995, the Company had a receivable totaling $12.2 million in anticipation of settlement of contract REAs involving the KC-135 Programmed Depot Maintenance (PDM) contract. The REA was submitted to the U.S. Government and was for equitable adjustment of the cost effect of late delivery of government-furnished materials (GFM), excess major structural repairs and other changes to the contract. The disruption in scheduled work flow, which occurred as a result of late delivery of GFM, began in the second quarter of 1993 and continued to impact ships through December 31, 1995. During 1996, the Company received $33.1 million in satisfaction of all REAs involving the KC-135 PDM contract. This amount satisfied the $12.2 million in receivables recorded at December 31, 1995, with the remaining $20.9 million recorded in income in the accompanying 1996 consolidated statement of operations. Of this amount, $17.6 million has been reflected as sales and $3.3 million has been reflected as other income.

     The Company is preparing an REA related to its H-3 helicopter contract with the U.S. Government. The primary grounds for this REA are delays in GFM, increased cost of pilot services, and late delivery of technical data. The Company's independent management consultant has determined a preliminary rough order of magnitude of the cost impact under the H-3 contract of $238,000. Though the Company believes that evidence in support of the proposed REA is objective, verifiable and reasonable in view of the work performed, the Company has not recorded any benefit given the uncertainty as to its realization in the near term.

     Litigation - A purported class action was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker ("UAW") union employees and who were terminated upon settlement of such strike. The complaint alleges fraud, breach of contract, and civil conspiracy and seeks both compensatory and punitive damages. The Company believes the plaintiffs' claims have no factual basis and will vigorously defend the case.

     The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Management believes that Pemco has no liability under the claims.

     On November 3, 1997, a Jefferson County, Alabama jury returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case involved an employee who alleged a supervisor had made sexual advances against her. Pemco was sued for the actions of its employee undertaken in the course of employment. However, the jury found in favor of the supervisor and against Pemco. Various post-trial motions resulted in the trial court reducing the verdict to $1 million in compensatory damages. Pemco has appealed this decision. The Company believes it will successfully reverse the decision upon appeal as the supervisor was not found liable. However, an accrual was established in the fourth quarter for the compensatory damage award pending outcome of the appeal.

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the consolidated financial position or results of operations.

     Environmental Compliance - In December, 1997, the Company received an inspection report from the Environmental Protection Agency ("EPA") which cited certain violations. The Company has taken action to correct items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from EPA proposing penalties of $225,256. The Company disagrees with the citations and believes such citations are not based on factual or correct information, and intends to contest the citations and penalties but has recorded an accrual for the above penalties and certain other related charges.

13.  RELATED PARTY TRANSACTIONS

     During 1996, the Company's principal shareholder provided a guarantee of up to $7.2 million of the Company's debt. No advances were made under this guarantee during 1996.

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

     Aggregate sales to customers in foreign countries, principally in Europe, accounted for approximately 11 percent, 14 percent and 15 percent of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Sales to major customers which accounted for 10 percent or more of the Company's net sales were as follows:

                              1997          1996          1995

      U.S. Government     $74,010,000   $84,055,502   $91,632,344

15.  LABOR CONTRACTS

     The Company's contract with the UAW at its Pemco Aeroplex, Inc. subsidiary in Birmingham, Alabama and its Hayes Targets division in Leeds, Alabama expired in July, 1996. Following contract expiration, the Company's approximately 900 UAW employees voted to stop work at these facilities. The primary disagreement between the Company and its UAW employees centered on the Company's proposal to modify job classifications and descriptions which the Company deemed critical to its ability to increase efficiency and remain competitive. Production and shipments continued by using management and supervisory personnel and by employment of temporary replacement workers.

     On March 21, 1997, the UAW voted to accept the Company's proposed three year labor term, ending the strike. The terms included the modification in job classifications sought by the Company but also provided for employee training in performing different jobs. Additionally, the strike provided for wage increases, improvements in vacation, overtime and insurance benefits.

     The Company's contract with the International Association of Machinists and Aerospace Workers Union ("IAM") at its Pemco Aeroplex, Inc. subsidiary in Dothan, Alabama expired in July, 1997. Following a brief work stoppage, on September 14, 1997, management and the IAM agreed to a new three year agreement which provides increases in wages, but maintains benefit levels and reduces job classifications.

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1997 and 1996, the carrying amounts of the Company's financial instruments are estimated to approximate their fair values, due to their short term nature, variable and market interest rates.

     The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

17.  FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1997, the Company recorded a provision of approximately $9.4 million to raise its valuation allowance account to fully reserve for its deferred tax assets. The Company considered the need for such a provision in connection with its strategic restructuring. The Company's view of the realization of these deferred tax assets may change in 1998 once the success of its restructuring strategy is reasonably assured. Also, during the fourth quarter the Company evaluated realization of program and other deferred costs and wrote off costs totaling $4.4 million. The write off of the program costs resulted from failure by the Company's principal customer to exercise its options for additional ships because of delays associated with their evaluation of such conversions which were a result of a work stoppage at the customer's facilities. Finally, the Company recorded other charges totaling $1.6 million, primarily to establish a litigation and environmental reserve related to developments during the quarter. See Note 12. The impact of all of the above was to increase the fourth quarter net loss by approximately $15.4 million.

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

18.  TRANSACTIONS AFFECTING SUBSIDIARY OPERATIONS

     On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S ("PWAS"), the Company's Danish subsidiary. On November 20, 1997, the Maritime and Commercial Court in Copenhagen granted that supplier's request and appointed trustees to operate the facility. The Company has guaranteed certain obligations of PWAS. As a result of the subsidiary being placed in involuntary bankruptcy, effective January 1, 1997, PWAS has been excluded from the Company's consolidated financial statement presentation. Related to the deconsolidation, the Company recognized net charges of $2.6 million. The Company continues to maintain a liability of $1.3 million related to its basis in the Company at time of bankruptcy for claims which may be made against the Company.

     Net sales, expenses, and net loss of PWAS which are included in the consolidated statements of operations for the years ended December 31, 1996 and 1995 are as follows:

                                 1996           1995

           Net Sales          $ 8,762,038    $ 8,508,275
           Expenses            12,665,111     13,810,922
           Net Loss           $(3,903,073)   $(5,302,647)

     Subsequent to year end, the Company completed the sale of the net assets of its Hayes Targets division in Leeds, Alabama.
     The sale, which was closed on January 29, 1998, yielded net proceeds of approximately $5,000,000.


     Net sales and operating income contributed by the Hayes operation for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                     1997         1996         1995

          Net Sales            $3,404,000   $5,189,000   $5,238,000
          Operating Income        256,000    1,409,000      775,000

19.  GOING CONCERN

     During 1997, the Company continued to incur losses and negative cash flow from operations which resulted in a net capital deficiency. These losses resulted from continued funding of the Company's Danish subsidiary, incremental strike related costs from the UAW work stoppage at the Company's Birmingham facility, revenue shortfalls which resulted from down time during the July 1997 work stoppage by the IAM at the Company's Dothan facility and continuing problems with its KC-135 contract for the U.S. Government stemming from heightened maintenance requirements due to the age of the fleet and throughput issues. These losses have caused significant cash liquidity issues for the Company and placed it in violation of substantially all of its debt covenants. Although the Company's primary lender has waived the financial debt covenant violations through March 31, 1998, there is no assurance that the Company will not be in violation of its debt covenants in the future, that the Company will have sufficient availability on its revolving credit facility to fund operations until implementation of its restructuring strategies or that the bank will continue to fund under the current arrangements if violation of the Company's debt covenants continue subsequent to March 31, 1998. As a result, during the fourth quarter of 1997 and the first quarter of 1998 the Company initiated a strategic restructuring. As a part of the restructuring, the Company sold the assets of its Hayes Targets division and has ceased funding and vacated its unprofitable Copenhagen, Denmark facility. (See Note 18 for further discussion). Additionally, the Company has retained a financial advisor to evaluate the sale of one or more of its other operating units, has amended its KC-135 government contract and has reduced overhead. While the Company believes these matters will ease the liquidity issues and enable it to continue as a going concern, additional capital resources may be required before December 31, 1998.




























                    SUPPLEMENTARY INFORMATION



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON SUPPLEMENTARY INFORMATION



To Precision Standard, Inc. and Subsidiaries:


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements as of December 31, 1997 and 1996 and for the years then ended taken as a whole. The schedule listed in the index of financial statements as of December 31, 1997, 1996 and 1995 and for the year ended is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as of December 31, 1997 and 1996 and for the years then ended and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The statements as of December 31, 1995 and for the year then ended, were audited by other auditors whose report dated March 31, 1996 (except for Notes 6, 7, and 13 as to which date is April 15, 1996), expressed and unqualified opinion on those statements.





Denver, Colorado                         ARTHUR ANDERSEN LLP
April 14, 1998






















                REPORT OF INDEPENDENT ACCOUNTANTS
                  ON SUPPLEMENTARY INFORMATION



Board of Directors and Stockholders
Precision Standard, Inc.


Our report on the consolidated financial statements of Precision Standard, Inc. and Subsidiaries is included on page __ of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules as of and for the years ended December 31, 1995 and 1994, listed on the index on page __ of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







Birmingham, Alabama                        COOPERS & LYBRAND L.L.P.
March 31, 1996, except for
Notes 6, 7 and 13 as to which date is
April 15, 1996



















                  PRECISION STANDARD, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           for the periods ended December 31, 1997, 1996 and 1995

             Balance At         Additions                       Balance
             Beginning  Charged To   Charged To                 At End of
Description  Of Period   Expense       Assets    Deductions      Period

1997

Allowance
 for
 doubtful
 accounts   $  735,307  $  793,129     $      0   $  (348,451)  $1,179,985

Reserve for
 contracts
 commitments    87,766     668,351            0       (87,766)     668,351

Estimated
 losses on
 work in
 process     1,286,669      59,336            0             0    1,346,005

Reserve for
 obsolete
 inventory   3,042,836           0            0       (67,928)   2,974,908

Reserve for
 warranty
 expense       858,856           0            0       (184,721)    674,135

Deferred
 tax asset
 valuation
 allowance   7,015,274  16,127,650            0              0   23,142,924
   Total   $13,026,708 $17,648,466     $      0   $   (688,866) $29,986,308

1996

Allowance
 for
 doubtful
 accounts   $  426,150  $  290,852     $ 18,305   $         0   $  735,307

Reserve for
 contract
 commitments   203,922           0            0      (116,156)      87,766




Estimated
 losses on
 work in
 process     1,274,676   1,286,669            0    (1,274,676)   1,286,669

Reserve for
 obsolete
 inventory   4,986,013     346,027            0    (2,289,204)   3,042,836

Reserve for
 warranty
 expense     1,178,636     173,778            0      (493,558)     858,856

Deferred
 tax asset
 valuation
 allowance   4,511,672   2,503,602            0             0    7,015,274
   Total   $12,581,069  $4,600,928     $ 18,305  $ (4,173,594) $13,026,708

1995

Allowance
 for
 doubtful
 accounts   $  867,206  $  399,030    $      0   $   (840,086)  $  426,150

Reserve for
 contract
 commitments 1,345,176     203,922           0     (1,345,176)     203,922

Estimated
 losses on
 work in
 process       161,153   1,274,676           0       (161,153)   1,274,676

Reserve for
 obsolete
 inventory   4,602,223     834,684     283,902       (734,796)   4,986,013

Reserve for
 warranty
 expense     1,518,679     158,000           0       (498,043)   1,178,636

Deferred
 tax asset
 valuation
 allowance   2,102,417   2,409,255            0             0    4,511,672
   Total   $10,596,854  $5,279,567     $283,902  $ (3,579,254) $12,581,069







       CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Precision Standard, Inc. on Form S-8 (File Nos. 33-34206, 33-79676 and 333-30491) and on Form S-3 (File No. 333-33933)
of our report dated March 31, 1996, except for Note 6, Note 7 and
Note 13 as to which the date is April 15, 1996, on our audit of the consolidated financial statements and financial statement schedules of Precision Standard, Inc. as of December 31, 1995 and for the year then ended, which report is included in this Annual Report on Form 10-K.





Birmingham, Alabama                     COOPERS & LYBRAND L.L.P.
April 15, 1998































            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report on the consolidated financial statements as of December 31, 1997 and 1996 and for the years then ended, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-34206 and 33-79676 and 333-30491) and on Form S-3 (File No. 333-33933).





Denver, Colorado                          ARTHUR ANDERSEN LLP
April 14, 1998


































Item 9.   Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

          None.

                            PART III

Item 10.   Directors and Executive Officers of the Company.

          Information regarding the directors and executive officers of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section of the Company's definitive 1998
Proxy Statement.

Item 11.  Executive Compensation.

          Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE
COMPENSATION" section of the Company's definitive 1998 Proxy
Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

          Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT" section of the Company's definitive 1998 Proxy
Statement.

Item 13.   Certain Relationships and Related Transactions.

          Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS
WITH MANAGEMENT AND OTHERS" section of the Company's definitive
1998 Proxy Statement.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     Financial Statement Schedules.  The Financial Statement
Schedules listed below appear in Part II, Item 8 hereof.

     a.   Financial Statements:
          Report of Independent Public Accountants
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

     Schedule II.  Valuation and Qualifying Accounts.

               All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1997.

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

          4.3       Specimen Certificate for Common Stock.
(4)

          4.4 Second Amended and Restated Credit Agreement between Precision Standard, Inc. and bank of America National Trust and Savings Association entered into as of December 31, 1997. (7)

          4.5 Second Amended and Restated senior Subordinated Loan Agreement between Precision Standard, Inc. and bank of America National Trust and Savings Association entered into as of December 31, 1997. (7)

          4.6       Amended and Restated Warrant issued by
Precision Standard, Inc. to the Bank of America National Trust and Savings Association entered into as of December 31, 1997. (7)

          4.7 First Amendment to Second Amended and Restated Senior Subordinated Loan Agreement between Precision Standard, Inc. and Bank of America National Trust and Savings Association entered into as of August 8, 1997. (9)

          4.8       Account Receivable Management and Security
Agreement between Precision Standard, Inc. and BNY of the Americas entered into as of August 8, 1997. (9)

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

          10.5      Purchase Agreement executed August 6, 1987,
effective April 30, 1987, between the Company and Matthew Gold.
(3)

          10.6      Contract No. N68520-87-0007 between Monarch
Aviation, Inc., and the United States Navy.  (3)

          10.7      Novation Agreement between Monarch Aviation,
Inc.,  and the Company dated August 6, 1987.  (5)

          10.8      Lease dated November 1, 1986, between Monarch
Properties and Pemco Engineers, Inc.  (3)

          10.9 Amended Executive Employment Agreement between the Company and Walter M. Moede effective June 1, 1993, as amended March 11, 1994. (6)

          10.10 Amended Executive Employment Agreement between the Company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994. (6)

          10.11     Executive Employment Agreement between the
Company and C. Fredrik Groth effective June 1, 1993.  (6)


          10.12     Precision Standard, Inc. Nonqualified Stock
Option Plan. (8)

          10.13     Precision Standard, Inc. Incentive Stock and
Appreciation Rights Plan. (8)

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


(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Annual Report on Form 10-Q for the quarter ended March 3, 1997, and incorporated by reference here in.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-3 dated July 1, 1997, and incorporated by reference herein.

(9) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997, and incorporated by reference herein.









































                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PRECISION STANDARD, INC.


Dated:  4/15/98                By:/s/Matthew L. Gold
                                  Matthew L. Gold, President
                                  (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity                     Date



/s/Matthew L. Gold          Chairman, President          4/15/98
Matthew L. Gold             Chief Executive Officer
                            and Director
                            (Principal Executive Officer
                            and Principal Financial and
                            Accounting Officer)


/s/Donald C. Hannah         Director                     4/15/98
Donald C. Hannah


/s/George E. R. Kinnear II  Director                     4/15/98
George E. R. Kinnear II


/s/Thomas C. Richards       Director                     4/15/98
Thomas C. Richards


/s/J. Ben Shapiro, Jr.      Director                     4/15/98
J. Ben Shapiro, Jr.