Form 10-Q
period 1998-03-31
PRECISION STANDARD INC
filed 1998-05-19
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
March 31, 1998

                    PRECISION STANDARD, INC.

     (Exact Name of Registrant as Specified in its Charter)

        Colorado                        84-0985295
(State of Incorporation)    (I.R.S. Employer Identification No.)

                     12000 East 47th Avenue
                            Suite 400
                    Denver, Colorado 80239
            (Address of Principal Executive Offices)
                        (303) 371-6525
      (Registrant's telephone number, including area code)

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

Class of Securities             Outstanding Securities
$.0001 Par Value                3,775,401 shares
Common Shares                   Outstanding at May 6, 1998











PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                         March 31,       December 31,
                                            1998            1997
                                        (Unaudited)

Current assets:
  Cash and cash equivalents            $   101,706       $   369,334
  Accounts receivable, net              12,810,862        10,138,430
  Inventories                           14,595,072        17,047,983
  Prepaid expenses and other               890,110         1,045,564

        Total current assets            28,397,750        28,601,311

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,762,667        10,826,369
  Machinery and equipment               18,278,889        19,298,310
                                        29,041,556        30,124,679

Less accumulated depreciation          (17,631,251)      (17,991,714)

        Net property, plant
         and equipment                  11,410,305        12,132,965

Other non-current assets:
  Prepaid pension costs                  4,027,078         4,106,609
  Intangible assets, net of
     accumulated amortization              736,606           741,241
  Related party receivable                 269,824           269,824
  Deposits and other                       479,861           480,593
                                         5,513,369         5,598,267
        Total other assets             $45,321,424       $46,332,543



            The accompanying notes are an integral part of
               these consolidated financial statements.






               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                         March 31,       December 31,
                                           1998             1997
                                        (Unaudited)

Current liabilities:
  Current portion of debt               $21,748,463      $24,784,318
  Accounts payable and accrued
   expenses                              29,215,460       31,728,406

          Total current liabilities      50,963,923       56,512,724

Workers' compensation reserve             3,631,734        3,631,734
Deferred income tax liability             2,525,231        2,525,231
          Total liabilities              57,120,888       62,669,689

Stockholders' equity:
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    3,692,993 and 3,614,872 shares
    issued and outstanding at
    March 31, 1998 and December 31,
    1997, respectively                          369              361

  Additional paid-in capital              4,764,216        4,764,224
  Accumulated deficit  (16,325,047)     (20,862,729)
  Foreign Currency Translation
    adjustments                            (239,002)        (239,002)
  Total stockholder's  deficit          (11,799,464)     (16,337,146)

          Total liabilities and
          stockholders' deficit         $45,321,424      $46,332,543




            The accompanying notes are an integral part of
               these consolidated financial statements.








               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three           Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                            1998            1997
                                        (Unaudited)      (Unaudited)

Net sales                               $34,453,916      $ 35,017,730
Cost of sales                            27,813,422        31,801,908
     Gross profit                         6,640,494         3,215,822

Selling, general and
  administrative expenses                (4,523,556)       (5,035,790)
Research and development expense           (124,985)         (245,444)
     Income (loss) from operations        1,991,953        (2,065,412)

Other (income)expense:
  Interest expense                          667,472           325,394
  Other, net                             (3,238,201)          (70,576)
     Income (loss) before income
     taxes                                4,562,682        (2,461,382)

Provision for income taxes                   25,000            66,000

     Net income (loss)                  $ 4,537,682      $ (2,527,382)

Net income (loss) per common share:
  Basic                                       $1.24             $(.79)
  Diluted                                     $1.16             $(.79)




            The accompanying notes are an integral part of
               these consolidated financial statements.









               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Three             Three
                                        Months Ended      Months Ended
                                          March 31,         March 31,
                                            1998              1997
                                        (Unaudited)       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                     $ 4,537,682      $(2,527,382)
  Adjustments to reconcile
     net income (loss) to net cash
     provided from operating
     activities:
  Depreciation and amortization             543,212          622,297
  Pension cost in excess of
     funding                                      0          362,500

  Gain on sale of division               (3,345,940)               0

  Changes in assets and liabilities:
          Accounts receivable            (3,439,618)        (182,986)
          Inventories                       824,512       (1,170,045)
          Prepaid expenses and
           other assets                      67,008         (207,734)
          Prepaid pension costs              79,531                0
          U.S. Government request for
           equitable adjustment, net              0         (238,743)
          Deposits and other                    732        1,251,019
          Accounts payable and
            accrued expenses             (1,498,892)       1,696,308
          Accrued warranty expense                0         (177,025)
             Self-insured workers'
            compensation reserve                  0           41,500
          Total adjustments              (6,769,455)       1,997,091
     Net cash provided by (used in)
     operating activities                (2,231,773)        (530,291)

Cash flows from investing activities:
     Proceeds from sale of
      division                            5,000,000
     Capital expenditures                         0          (77,320)

     Net cash provided by (used in)
     investing activities               $ 5,000,000      $   (77,320)

            The accompanying notes are an integral part of
               these consolidated financial statements.





               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                           Three            Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                           1998             1997
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Proceeds from issuance of
     common stock                       $         0      $     1,030
  Net repayments under short-term
     obligations                         (3,035,855)               0
  Principal payments under
     long-term obligations                        0         (206,939)

     Net cash used in
     financing activities                (3,035,855)        (205,909)

Net increase (decrease) in cash
  and cash equivalents                     (267,628)        (813,520)

Cash and cash equivalents
  beginning of period                       369,334        1,183,200

Cash and cash equivalents
  end of period                        $    101,706       $  369,680

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                          $    769,398       $  387,327
     Income taxes                                 0          107,000




            The accompanying notes are an integral part of
               these consolidated financial statements.






            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Form 10-K.

     The Company's consolidated financial statement for the year ending December 31, 1997 as reflected in the Balance Sheet has been adjusted to deconsolidate the financial results of Pemco World Air Services A/S, the Company's Danish subsidiary. In November 1997, the Danish subsidiary was closed and placed in involuntary bankruptcy. However, the 1997 interim quarterly statement of operations for the first quarter has not been adjusted and includes the financial results of the Danish subsidiary for such period. (See Note 8)

2.   SIGNIFICANT ACCOUNTING POLICIES

     Translation of Non-U.S. Currency Amounts - Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at the exchange rate for the end of the accounting period. Income and expenses are translated at average rates of exchange. Translation adjustments are accumulated in a separate component of stockholders' equity.

3.   INVENTORIES

     Inventories consist of the following:
                                     March 31,      December 31,
                                       1998            1997
                                   (Unaudited)

      Work in-process              $21,175,548      $25,385,996
      Finished goods                 2,938,107        3,125,830
      Raw materials and supplies     5,859,237        5,987,419
      Total                        $29,972,892      $34,499,245

      Less progress payments
        and customer deposits      (15,377,820)     (17,451,262)
                                   $14,595,072      $17,047,983




4.   EARNINGS PER COMMON SHARE

     Net Income (Loss) per Common Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. SFAS No. 128 revises the methodology to be used in computing earnings per share ("EPS") such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive securities. All share and per share information included in these financial statements have been restated to give effect to the adoption of SFAS No. 128.

     The following table represents the net income (loss) per share calculations for the three months ended March 31, 1998 and 1997:

     For the three months ended March 31:

     1998
     Net income                                 $ 4,537,682
     Weighted Average Shares                      3,666,054
     Basic Net Income Per Share                        1.24
     Dilutive Securities:
          Options                                     1,863
          Warrants                                  243,459
     Diluted Weighted Average shares              3,911,376
     Diluted Net Income Per Share                      1.16



     1997
     Net Loss                                    (2,527,382)
     Weighted Average Shares                      3,187,328
     Basic Net Loss Per Share                          (.79)
     Dilutive securities:
       *Options                                          -
       *Warrants                                         -
    Diluted Weighted Average Shares               3,187,328
    Diluted Net Loss Per Share                         (.79)

     *Potentially dilutive securities outstanding for 1997 were excluded from EPS because they were antidilutive. Potentially dilutive securities at March 31, 1997, were 1,053,938 warrants and 157,015 options.





5.   NOTES PAYABLE
                                         March 31,  December,31,
                                          1998         1997
                                       (Unaudited)

     Revolving credit facility        $14,233,511   $16,427,130

     Senior Subordinated Loan
     interest at 14.5%                  6,200,000     6,700,000

     Note due to individual repaid
     in 1st quarter, 1998                   1,202       277,202

     Other obligations:  interest
     from 8 to 18%, collateralized
     security interests in certain
     equipment                          1,313,750     1,379,986

     Total debt                       $21,748,463   $24,784,318

     On August 8, 1997, the Company entered into a three-year revolving credit facility with a new lender. The amount of funds available to borrow under the new $20 million revolving credit facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, may not exceed $17 million. Therefore, available funds will fluctuate on a daily basis. Interest on the new revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

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

     The Company's cash resources continued to be strained in 1998 primarily due to delays and reductions in progress payments for amounts billed to the U.S. Government, increased workloads under government contracts, and costs associated with the strikes at the Birmingham and Dothan facilities.

6.   CONTINGENCIES

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

     On November 3, 1997, a Jefferson County, Alabama jury returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case involved an employee who alleged a supervisor had made sexual advances against her. Pemco was sued for the actions of its employee undertaken in the course of employment. However, the jury found in favor of the supervisor and against Pemco. Various post-trial motions resulted in the trial court reducing the verdict to $1 million in compensatory damages. Pemco has appealed this decision. The Company believes it will successfully reverse the decision upon appeal as the supervisor was not found liable. However, an accrual was established in the fourth quarter of 1997 for the compensatory damage award pending outcome of the appeal.

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the consolidated financial position or results of operations.

     Environmental Compliance - In December, 1997, the Company received an inspection report from the Environmental Protection Agency ("EPA") which cited certain violations. The Company has taken action to correct items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from EPA proposing penalties of $225,256. The Company disagrees with the citations and intends to contest the citations and penalties, but has recorded an accrual in the fourth quarter of 1997 for the above penalties and certain other related charges.

7.   STOCKHOLDERS' DEFICIT

     At March 31, 1998 the Company had 300,000,000 authorized shares of $.0001 par value common stock, with 14,771,870 shares outstanding.

     At a special meeting held on April 15, 1998 and effective on that date, the Company's shareholders approved a 1-for-4 reverse stock split of the common shares. There was no change in the number of authorized shares or par value of the common stock. Each four issued shares of the common stock were automatically converted to one share of Common Stock and fractional shares were exchanged for one full share. As of April 15, 1998, 3,692,993 shares of Common Stock were issued and outstanding.

     All per share data herein have been restated to reflect the reverse stock split.

8.   TRANSACTIONS AFFECTING SUBSIDIARY OPERATIONS

     On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S ("PWAS"), the Company's Danish subsidiary. On November 20, 1997, the Maritime and Commercial Court in Copenhagen granted that supplier's request and appointed trustees to operate the facility. The Company has guaranteed certain obligations of PWAS. As a result of the subsidiary being placed in involuntary bankruptcy, PWAS has been excluded from the Company's 1998 consolidated financial statement presentation. Related to the deconsolidation, the Company continues to maintain a liability of $1.3 million related to its basis in the Company at time of bankruptcy for claims which may be made against the Company.

     Net sales, expenses, and net loss of PWAS which are included in the consolidated statements of operations for the three months ended March 31, 1997 are as follows:

                                     1997

          Net Sales              $3,481,000
          Expenses                3,854,000
          Net Loss                 (373,000)

     On January 29, 1998, the Company completed the sale of the net assets of its Hayes Targets division in Leeds, Alabama. The sale yielded net proceeds of approximately $5,000,000 and resulted in a gain of $3.4 million.

     Net sales and operating income contributed by the Hayes operation for three months ended March 31, 1998 was not material and for three months ended March 31, 1997 was as follows:



                                     1997

          Net Sales              $571,000
          Operating Income         21,000

9.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. The Company did not have any material differences in net income and comprehensive income for the quarters ended March 31, 1998 or 1997.

10.  PENDING ACCOUNTING PRONOUNCEMENTS

     The AICPA has issued Statements of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This statement requires capitalization of external direct cost of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

     This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.




ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

During the first quarter of 1998, the Company returned to profitability. As of March 31, 1998, the Company reported operating income of $2.0 million. In addition, the Company generated additional profit, after adjustments, of $3.2 million from the sale of the Hayes Targets division and other income sources. Total income before taxes for the first quarter of 1998 was $4.5 million.

RESULTS OF OPERATIONS

Three months ended March 31, 1998
versus three months ended March 31, 1997

Revenues for the first quarter of 1998 were essentially unchanged from the first quarter of 1997, decreasing only about 1% from $35.0 million in 1997 to $34.5 million in 1998. Both government and commercial sales remained fairly constant. Government sales decreased approximately 3% from $20.2 million in 1997 to $19.6 million in 1998, and commercial sales changed less than 1% from $14.8 million in 1997 to $14.9 million in 1998. The Company's mix of business between government and commercial customers moved from 42% commercial and 58% government in 1997 to 43% commercial and 57% government in 1998.

Government sales in the first quarter of 1998 decreased approximately $1.5 million due to the expiration of the C-130 PDM contract at the Birmingham facility during 1997. Also reducing government sales were decreases in government sales volume of approximately $0.9 million at the Company's Space Vector subsidiary and $0.6 million at the Dothan facility under the Navy H-3 contract.Largely offsetting these reductions was an increase of approximately $2.5 million in government sales under the Birmingham facility's KC-135 contract. This increase primarily resulted from contract amendments effective October 1, 1997, that provide for additional pricing, additional workscope, incentives and limited cost/benefit sharing, and an increase in aircraft redeliveries.


Commercial sales were impacted by the closure of the Company's Danish subsidiary in November 1997. The Danish subsidiary contributed $3.4 million in revenues in the first quarter of 1997. Additionally, the sale of the Company's Hayes Targets division in January, 1998 resulted in a decrease in commercial revenue of $0.6 million. Offsetting these decreases were increases in commercial sales of $3.3 million under aircraft maintenance/modification contracts at the Dothan facility and $0.6 million at the Nacelle facility in Clearwater, Florida.

The ratio of cost of sales ($27.8 million in 1998; $31.8 million in 1997) to net sales ($34.5 million in 1998; $35.0 million in 1997) decreased from 91% in the first quarter of 1997 to 81% in 1998.

The decrease in the cost of sales was the result of restructuring efforts undertaken during 1997 and strike-related costs recognized in the first three months of 1997.

Selling, general and administrative expenses decreased from $5.0 million in the first quarter of 1997 to $4.5 million in 1998, and decreased as a percentage of sales from 14% in 1997 to 13% in 1998. These decreases resulted primarily due to the Company's reduction of overhead expenses and corporate management changes.

Interest expense was $0.7 million in first quarter 1998 versus $0.3 million in 1997. The effective average interest rate in the first quarter of 1998 on the Revolving Credit facility was 10% as compared to 12.40% on the Term Credit facility in place in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources continued to be strained in 1998 primarily due to delays and reductions in progress payments for amounts billed to the U.S. Government, increased workloads under government contracts, and costs associated with the strikes at the Birmingham and Dothan facilities.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the quarters ending March 31, 1998 and 1997.

The Company's pension expense as determined by its actuary for the year 1998 is $1.2 million as compared to $1.45 million in 1997. In the first quarter of 1998, the Company made no contributions to the pension plan and expensed approximately $.08 million. In the first quarter of 1997, the Company made no contributions to the pension plan and expensed approximately $0.25 million.


Accounts payable and accrued expenses decreased from $31.7 million in the first quarter of 1997 to $29.2 million in 1998. The decrease primarily reflects the sale of the Hayes Targets division's net assets in the first quarter of 1998. Accrued interest payments at March 31, 1998 were $0.7 million representing a $0.4 million increase over that due at March 31, 1997. This increase was primarily due to borrowings made under the Company's new Revolving Credit facility.

Accounts receivable increased $2.7 million in the first quarter of 1998, after adjustments for the sale of Hayes Targets assets, due to an increase in progress payment billings and increased amounts that the Company is allowed to bill under new cost/benefit sharing provisions on the KC-135 contract that became effective October 1, 1997.

The Company did not record a provision for losses on work in process for the first quarter of 1998. However, in the first quarter 1997, the Company recognized $1.3 million of reserves for losses attributable to work in process.

Net inventories decreased $2.5 million in the first quarter of 1998 primarily due to a reduction in the total work in process caused in part by the sale of the Hayes Targets division. (See Notes 3 and 8 to Financial Statements).

During the first quarter of 1998, the Company's operating activities used $2.2 million in cash. In addition, investing activities provided net cash of $5.0 million and $3 million was used for financing activities. In the first quarter of 1997, $0.5 million of cash was used for operating activities, no cash was used for investing activities, and $0.2 million was applied to financing activities under various capital leases.

During 1996, 1997 and 1998, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at March 31, 1998 and 1997:

                                   1998              1997

     U.S. Government             $151,751          $135,129
     Commercial                    25,755            25,389
                                 $177,506          $160,518

The above numbers for 1997 have been adjusted to exclude backlog related to the Hayes Targets division sold in January 1998, and the Danish subsidiary closed in November 1997. Based on this adjustment, as of March 31, 1998, 85% of the Company's backlog related to work for the U.S. Government versus 84% for the period ending March 31, 1997. The Company's Government backlog increased $16 million primarily related to additional aircraft input under the Company's KC-135 contract and a contract for the painting of C-130 aircraft awarded to the Birmingham facility.

                                      1998              1997

     Firm, unfunded Backlog      $47.8 million     $49.1 million

     Estimated sales to be
     derived from backlog
     contracts                    $214 million      $261 million

The $214 million of estimated backlog is associated with the option periods for the KC-135 contract and the Space Vector CTTS program.

CONTINGENCIES

See Note 6 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

With the exception of historical facts, statements contained in Management's Discussion and Analysis are forward looking statements. Statements contained herein concerning anticipated results of operations, award of contracts, the outcome of pending and future litigation, the outcome of audits, reviews and investigations by the U.S. Government, the outcome of claims filed with the U.S. Government, estimates of backlog, the outcome of claims related to the Copenhagen facility, and the Company's intent to take certain action in the future are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards, and actions with respect to utilization and renewal of contracts.





                     PRECISION STANDARD,INC.
                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

In May 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 are not required to provide defense costs or indemnity payments with respect to the litigation arising out of the Supplementary Type Certificates for 747 cargo conversions owned by GATX and others. The complaint, filed in the U.S. District Court for the Northern District of California, also names American International Airway, Inc., a plaintiff in one of the underlying cases, as a defendant.

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          a)   Exhibits

          10   Asset purchase agreement between the Company's
               Pemco Aeroplex subsidiary and Endevco Corporation,
              an affiliate of Meggitt PLC, dated January 29, 1998.

          27   Financial Data Schedule

          b)   Reports on Form 8-K

          Reports on Form 8-K and Form 8-K/A dated January 29, 1998 under Item 4 were filed with the Commission on February 13, 1998 and March 2, 1998, respectively. In addition, a Report on Form 8-K dated March 23, 1998 under Item 4 was filed with the Commission on March 27, 1998.





                         SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PRECISION STANDARD, INC.



Date:       5/18/98          By:    /s/ Matthew L. Gold
                                   Matthew L. Gold
                                   Chairman, President and
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer
                                   and Principal Financial and
                                   Accounting Officer)