Form 10-Q
period 1998-06-30
PRECISION STANDARD INC
filed 1998-08-17
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 1998

                    PRECISION STANDARD, INC.

     (Exact Name of Registrant as Specified in its Charter)

        Colorado                         84-0985295
------------------------    ------------------------------------
(State of Incorporation)    (I.R.S. Employer Identification No.)

                     12000 East 47th Avenue
                            Suite 400
                     Denver, Colorado 80239
            (Address of Principal Executive Offices)
                         (303) 371-6525
       ---------------------------------------------------
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                  No [ ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report:

Class of Securities              Outstanding Securities
-------------------              ----------------------
$.0001 Par Value                 3,878,413 shares
Common Shares                    Outstanding at August 6, 1998



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


            PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                   ---------------------------

                             ASSETS
                             ------

                                  June 30,       December 31,
                                    1998            1997
                                  Unaudited)
                                 ----------    -----------

Current assets:
  Cash and cash equivalents    $   391,849      $    369,334
  Accounts receivable, net      14,041,414        10,138,430
  Inventories                   17,551,964        17,047,983
  Prepaid expenses and other       544,972         1,045,564
                               -----------       -----------
        Total current assets    32,530,199        28,601,311
                               -----------       -----------
Property, plant and equipment,
   at cost:
  Leasehold improvements        10,885,531        10,826,369
  Machinery and equipment       18,389,007        19,298,310
                               -----------       -----------
                                29,274,538        30,124,679
Less accumulated depreciation  (18,109,420)      (17,991,714)
                               -----------       -----------
        Net property, plant and
          equipment             11,165,118        12,132,965
                               -----------       -----------
Other non-current assets:
  Prepaid pension costs          3,497,547         4,106,609
  Intangible assets, net of
     accumulated amortization      731,971           741,241
  Related party receivable         269,824           269,824
  Deposits and other               483,924           480,593
                               -----------       -----------
                                 4,983,266         5,598,267
                               -----------       -----------
        Total assets           $48,678,583       $46,332,543
                               ===========       ===========

         The accompanying notes are an integral part of these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (CONTINUED)


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

                                   June 30,        December 31,
                                     1998            1997
                                  (Unaudited)
                                  -----------      ------------

Current liabilities:
  Current portion of debt        $21,105,325      $24,784,318
  Accounts payable and accrued
   expenses                       30,435,209       31,728,406
                                 -----------      -----------
          Total current
             liabilities          51,540,534       56,512,724

Workers' compensation reserve      3,631,734        3,631,734
Deferred income tax liability      2,525,231        2,525,231
                                 -----------      -----------
          Total non-current
           liabilities             6,156,965        6,156,965
                                 -----------      -----------
          Total liabilities       57,697,499       62,669,689

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  3,775,401 and 3,614,872 shares
  issued and outstanding at
  June 30, 1998 and December 31,
  1997, respectively.                    378              361

  Additional paid-in capital       4,764,207        4,764,224
  Accumulated deficit            (13,543,120)     (20,862,729)
  Foreign currency translation
   adjustments                      (240,381)        (239,002)
                                 -----------      -----------
  Total stockholders' deficit     (9,018,916)     (16,337,146)
                                 -----------      -----------
         Total liabilities and
          stockholders' deficit  $48,678,583      $46,332,543
                                 ===========      ===========


         The accompanying notes are an integral part of these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                 -------------------------------

                                     Three           Three
                                  Months Ended    Months Ended
                                    June 30,        June 30,
                                      1998            1997
                                  ------------    -----------
                                  (Unaudited)     (Unaudited)

Net sales                        $39,219,256     $35,715,685
Cost of sales                     30,703,666      34,443,050
                                 -----------     -----------
     Gross profit                  8,515,590       1,272,635

Selling, general and
  administrative expenses         (4,940,712)     (5,388,449)
Bad debts recovery (expense)         250,000             (62)
Research and development expense         (14)       (248,285)
                                 -----------     -----------
     Income (loss)
       from operations             3,824,864      (4,364,161)

Other income (expense):
  Interest expense                  (636,561)       (324,697)
  Other, net                        (380,878)       (255,758)
                                 -----------     -----------
     Income (loss) before
       income taxes                2,807,425      (4,944,616)

Income tax expense                   (25,498)        (45,000)
                                 -----------     -----------
     Net income (loss)           $ 2,781,927     $(4,989,616)
                                 ===========     ===========

Weighted average number of common
shares outstanding
  Basic                            3,748,234       3,195,481
                                 ===========     ===========
  Diluted                          3,920,617       3,195,481
                                 ===========     ===========
Net income (loss) per common share:
  Basic                          $      0.74     $     (1.56)
                                 ===========     ===========
  Diluted                        $      0.71     $     (1.56)
                                 ===========     ===========



         The accompanying notes are an integral part of these consolidated financial statements.




            PRECISION STANDARD, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                   ---------------------------


                                      Six            Six
                                  Months Ended   Months Ended
                                    June 30,       June 30,
                                     1998           1997
                                 ------------   ------------
                                 (Unaudited)    (Unaudited)

Net sales                        $73,673,172    $70,733,415
Cost of sales                     58,517,088     66,244,958
                                 -----------    -----------
   Gross profit                   15,156,084      4,488,457

Selling, general and
  administrative expenses         (9,464,268)   (10,424,239)
Bad debts recovery (expense)         250,000            (62)
Research and development
  expense                           (124,999)      (493,729)
                                 -----------    -----------
   Income (loss)
     from operations               5,816,817     (6,429,573)

Other income (expense):
  Interest expense                (1,304,033)      (650,091)
  Other, net                       2,857,323       (326,334)
                                 -----------    -----------
   Income (loss) before
     income taxes                  7,370,107     (7,405,998)

Income tax expense                   (50,498)      (111,000)
                                 -----------    -----------
   Net income (loss)             $ 7,319,609    $(7,516,998)
                                 ===========    ===========
Weighted average number of common
shares outstanding
  Basic                            3,707,371      3,185,169
                                 ===========    ===========
  Diluted                          3,917,531      3,185,169
                                 ===========    ===========
Net Income (loss) per common share
  Basic                          $      1.97    $     (2.36)
                                 ===========   ============
  Diluted                        $      1.87    $     (2.36)
                                 ===========   ============

         The accompanying notes are an integral part of these consolidated financial statements.




            PRECISION STANDARD, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS

                --------------------------------


                                       Six               Six
                                   Months Ended     Months Ended
                                 June 30, 1998     June 30, 1997
                                   (Unaudited)       (Unaudited)
                                  -------------     -------------

Cash flows from operating
   activities:
  Net loss                       $ 7,319,609       $(7,516,998)
  Adjustments to reconcile
     net income (loss) to net cash
     provided (used in) from operating
     activities:
  Depreciation and amortization    1,026,016         1,239,771
  Pension cost in excess of
     funding                               0           725,003

  Gain on sale of division        (3,135,940)                0

  Changes in assets and liabilities:
          Accounts receivable     (4,670,170)       (1,155,705)
          Inventories             (2,132,380)       (2,593,280)
          Prepaid expenses and
           other assets              412,147          (722,461)
          Prepaid pension costs      609,062                 0
          U.S. Government request for
           equitable adjustment, net       0          (238,743)
          Deposits and other          (3,332)        1,201,115
          Accounts payable and
            accrued expenses        (490,522)        8,731,977
          Accrued warranty expense         0          (200,403)
          Self-insured workers'
            compensation reserve           0           (66,167)
                                 -----------    --------------
     Net cash (used in) operating
     activities                   (1,065,510)         (595,891)
                                 -----------    --------------
Cash flows from investing activities:
     Proceeds from sale
       of division                 5,000,000                 0
     Capital expenditures           (232,982)         (238,310)
                                 -----------    --------------
     Net cash provided by (used in)
     investing activities         $4,767,018         $(238,310)
                                 -----------    --------------


         The accompanying notes are an integral part of these consolidated financial statements.






            PRECISION STANDARD, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                 ------------------------------



                                      Six              Six
                                   Months Ended     Months Ended
                                    June 30,         June 30,
                                      1998             1997
                                   (Unaudited)      (Unaudited)
                                  ------------     ------------

Cash flows from financing activities:

  Net repayments under short-term
     obligations               $ (3,678,993)    $         0

Principal payments under
     long-term obligations                0        (311,255)
                               ------------     -----------
     Net cash (used in)
     financing activities        (3,678,993)       (311,255)
                               ------------     -----------
  Effect of exchange rate
    changes on cash                       0         (37,744)
                               ------------     -----------

Net increase (decrease) in cash
  and cash equivalents               22,515      (1,183,200)

Cash and cash equivalents
  beginning of period               369,334       1,183,200
                                -----------     -----------

Cash and cash equivalents
  end of period                $    391,849      $        0
                               ============      ==========
Supplemental disclosure of cash
   flow information:
  Cash paid during the period for:
     Interest                  $  1,260,669      $  557,236
     Income taxes                         0         159,000

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment            $          0      $   28,674

         The accompanying notes are an integral part of these consolidated financial statements.



            PRECISION STANDARD, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Form 10-K.

     The Company's consolidated financial statements for the year ended December 31, 1997 has been adjusted to deconsolidate the financial results of Pemco World Air Services A/S, the Company's Danish subsidiary. In November 1997, the Danish subsidiary was closed and placed in involuntary bankruptcy. However, the 1997 interim quarterly statement of operations for the second quarter has not been adjusted and includes the financial results of the Danish subsidiary for such period. (See Note 7)

2.   INVENTORIES

     Inventories consist of the following:

                                     June 30,       December 31,
                                      1998            1997
                                   (Unaudited)
                                  -----------      ------------

      Work in-process              $21,305,018      $25,385,996
      Finished goods                 3,034,287        3,125,830
      Raw materials and supplies     4,469,096        5,987,419
                                   -----------      -----------
      Total                        $28,808,401      $34,499,245

       Less progress payments
        and customer deposits      (11,256,437)     (17,451,262)
                                   -----------      -----------
                                   $17,551,964      $17,047,983
                                   ===========      ===========

3.   EARNINGS PER COMMON SHARE

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

     The following table represents the net income (loss) per share calculations for the six months ended June 30, 1998 and 1997:

     1998
     Net income                                 $ 7,319,609
     Weighted Average Shares                      3,707,371
     Basic Net Income Per Share                        1.97
                                                -----------
     Dilutive Securities:
          Options                                     2,412
          Warrants                                  207,748
     Diluted Weighted Average shares              3,917,531
     Diluted Net Income Per Share                      1.87
                                                -----------
     1997
     Net Loss                                    (7,516,998)
     Weighted Average Shares                      3,185,169
     Basic Net Loss Per Share                         (2.36)
                                                -----------
     Dilutive securities:
       *Options                                           -
       *Warrants                                          -
    Diluted Weighted Average Shares               3,185,169
    Diluted Net Loss Per Share                        (2.36)
                                                 ----------

     *Potentially dilutive securities outstanding for 1997 were excluded from EPS because they were antidilutive. Potentially dilutive securities at June 30, 1997, were 263,485 warrants and 39,254 options. (See Note 6)

4.   NOTES PAYABLE
                                         June 30,   December 31,
                                          1998         1997
                                       (Unaudited)
                                       -----------  ------------

     Revolving credit facility        $13,515,712   $16,427,130

     Senior Subordinated Loan           6,200,000     6,700,000

     Note due to individual repaid
     in 1st quarter, 1998                   1,202       277,202


     Other obligations:
     collateralized by security
     interests in certain equipment     1,388,411     1,379,986
                                      -----------   -----------
     Total debt                       $21,105,325   $24,784,318
                                      ===========   ===========

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

     The above loans are collateralized by substantially all of the assets of the Company and have various loan covenants. At June 30, 1998, the Company may be deemed to have been in violation of certain financial ratio tests required by its loan agreements. No debt service obligations are at issue, and no default notice has been received. Although the Company's primary lender continues to fund, there is no assurance that the Company will not be in violation of its debt covenants in the future, that the Company will have sufficient availability under its revolving credit facility to fund operations or that the bank will continue to fund under the current arrangements.

5.   CONTINGENCIES

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

     On March 20, 1998, the U.S. Government released a request for proposal (RFP) seeking proposals for all work related to its KC-135 aircraft. The Company's Pemco Aeroplex subsidiary currently performs the airframe maintenance portion of the KC-135 workload, which is included in the RFP. Although the Company intends to aggressively pursue this workload, there can be no assurance that it will be successful.

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

     The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act.

     On November 3, 1997, a Jefferson County, Alabama jury returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. The case involved an employee who alleged a supervisor had made sexual advances against her. Pemco was sued for the actions of its employee undertaken in the course of employment. However, the jury found in favor of the supervisor and against Pemco. Various post-trial motions resulted in the trial court reducing the verdict to $1 million in compensatory damages. Pemco and the plaintiff have appealed this decision. The Company believes it will successfully reverse the decision upon appeal as the supervisor was not found liable. However, an accrual was established in the fourth quarter of 1997 for the compensatory damage award pending outcome of the appeal.

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

6.   STOCKHOLDERS' EQUITY

     At June 30, 1998 the Company had 300,000,000 authorized shares of $.0001 par value common stock, with 3,775,401 shares outstanding.

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

7.   TRANSACTIONS AFFECTING SUBSIDIARY OPERATIONS

     On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S ("PWAS"), the Company's Danish subsidiary. On November 20, 1997, the Maritime and Commercial Court in Copenhagen granted that supplier's request and appointed trustees to operate the facility. The Company has guaranteed certain obligations of PWAS. As a result of the subsidiary being placed in involuntary bankruptcy, PWAS has been excluded from the Company's 1998 consolidated financial statement presentation. Related to the deconsolidation, the Company continues to maintain a reserve of $1.3 million for potential claims which may be made against the Company.

     Net sales, expenses, and net loss of PWAS which are included in the consolidated statements of operations for the six months ended June 30, 1997 are as follows:

                                     1997

          Net Sales              $5,645,000
          Expenses                7,046,000
          Net Loss               (1,401,000)

     On January 29, 1998, the Company completed the sale of the net assets of its Hayes Targets division in Leeds, Alabama. The sale yielded net proceeds of approximately $5,000,000 and resulted in a gain of $3.2 million, after adjustments.

     Net sales and operating income contributed by the Hayes operation for six months ended June 30, 1998 was not material and for six months ended June 30, 1997 was as follows:

                                     1997

          Net Sales               $772,000
          Operating Income           8,000

8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. The Company did not have any material differences in net income and comprehensive income for the quarters ended June 30, 1998 or 1997.

9.   PENDING ACCOUNTING PRONOUNCEMENTS

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

During the second quarter of 1998, the Company continued its return to profitability. The Company reported operating income of $3.8 million for the three months ended June 30, 1998 and a combined operating income of $5.8 million for the first six months of 1998. Total income before taxes for the first and second quarters of 1998 was $4.6 million and $2.8 million, respectively, for a combined total income before taxes of $7.4 million. This includes additional profits of $2.9 million from the sale of Hayes Targets division in the first quarter of 1998, after adjustments for other expenses.

RESULTS OF OPERATIONS

Three months ended June 30, 1998
versus three months ended June 30, 1997

Revenues for the second quarter of 1998 improved from the second quarter of 1997, increasing approximately 10% from $35.7 million in 1997 to $39.2 million in 1998. Both government and commercial sales increased during the second quarter of 1998. Government sales increased approximately 16% from $18.2 million in 1997 to $21.1 million in 1998, and commercial sales increased 3% from $17.5 million in 1997 to $18.1 million in 1998. The Company's mix of business between government and commercial customers moved from 49% commercial and 51% government in 1997 to 46% commercial and 54% government in 1998.

Government sales in the second quarter of 1998 increased approximately $1.5 million due to increased sales volume under government contracts at the Dothan and Birmingham facilities. Commercial sales increased approximately $3.3 million in the second quarter of 1998 due to increased sales volume under commercial contracts at the Dothan facility.

The ratio of cost of sales ($30.7 million in 1998; $34.4 million in 1997) to net sales ($39.2 million in 1998; $35.7 million in
1997) decreased from 96% in the second quarter of 1997 to 78% in 1998. The decrease in the cost of sales was the result of restructuring efforts undertaken during 1997 and 1998, and strike-related costs recognized in the first six months of 1997.

Selling, general and administrative expenses decreased from $5.4 million in the second quarter of 1997 to $4.9 million in 1998, and decreased as a percentage of sales from 15% in 1997 to 13% in 1998. These decreases resulted primarily due to the Company's reduction of overhead expenses and corporate management changes.

Interest expense was $0.6 million in first quarter 1998 versus
$0.3 million in 1997.

Six months ended June 30, 1998
Versus six months ended June 30, 1997

Revenues in the first six months of 1998 increased from $70.7 million in 1997 to $73.7 million in 1998. Government sales increased 6% from $38.4 million in 1997 to $40.7 million in 1998. Commercial sales remained fairly constant, increasing 2% from $32.3 in 1997 to $33.0 million in 1998. The Company's mix of business between government and commercial customers remained consistent at 46% commercial and 54% government in 1997 and 45% commercial and 55% government in 1998.

The increase in government sales was primarily due to increased sales under government contracts at the Dothan and Birmingham facilities, offset, in part, by a reduction in sales at the Company's Space Vector subsidiary.

The ratio of cost of sales ($58.5 million in 1998; $66.2 million in 1997) to net sales ($73.7 million in 1998; $70.7 million in
1997) decreased from 94% in 1997 to 79% in 1998. The decrease in the cost of sales was the result of restructuring efforts undertaken during 1997 and 1998 and strike related costs recognized in the first six months of 1997.

Selling, general and administrative expense (SG&A) decreased from $10.4 million in the first six months of 1997 to $9.5 million in 1998, and decreased as a percentage of sales from 15% in 1997 to 13% in 1998. These decreases were primarily due to the Company's reduction of overhead expenses and corporate management changes.

Interest expense was $1.3 million in the first six months of 1998 versus $0.7 million in 1997 due to increased borrowing under the Revolving Credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources continued to be strained in 1998 primarily due to delays and reductions in progress payments for amounts billed to the U.S. Government, increased workloads under government contracts, and costs associated with the strikes at the Birmingham and Dothan facilities which were resolved in 1997.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the six months ended June 30, 1998 and 1997.

Accounts payable and accrued expenses decreased from $31.7 million to $30.4 million in the first six months of 1998. The decrease primarily reflects the sale of the Hayes Targets division's net assets in the first quarter of 1998. Accrued interest payments at June 30, 1998 were $0.3 million representing a $0.6 million decrease from that due at June 30, 1997. This decrease was primarily due to a reduction in the amounts due under the Senior Subordinated Loan and repayment in full of the Term Loan, which was partially offset by borrowings under the Revolving Credit facility.

Accounts receivable increased $4.0 million in the first six months of 1998, after adjustments for the sale of Hayes Targets assets, due to increased amounts that the Company is allowed to bill under new cost/benefit sharing provisions on the KC-135 contract that became effective October 1, 1997 and increased billings under the Company's commercial contracts at the Dothan facility.

Net inventories increased slightly by $0.5 million in the first six months of 1998 primarily due to a reduction in progress payments. (See Note 2 to Financial Statements).

During the first six months of 1998, the Company's operating activities used $1.1 million in cash. In addition, investing activities provided net cash of $4.8 million and $3.7 million was used for financing activities. In the first six months of 1997, $0.6 million of cash was used for operating activities, $0.2 million was used for investing activities, and $0.3 million was applied to financing activities under various capital leases.

During 1996, 1997 and 1998, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 1998 and 1997:

                                   1998              1997
                                   ----              ----

     U.S. Government             $137,067          $121,895
     Commercial                    20,346            14,404
                                 --------          --------
                                 $157,413          $136,299

The above numbers for 1997 have been adjusted to exclude backlog related to the Hayes Targets division sold in January 1998, and the Danish subsidiary closed in November 1997. Based on this adjustment, as of June 30, 1998, 87% of the Company's backlog related to work for the U.S. Government versus 89% for the period ended June 30, 1997. The Company's Government backlog increased $21 million primarily related to additional aircraft input under the Company's government contracts at the Birmingham facility.

                                      1998              1997
                                      ----              ----

     Firm, unfunded Backlog      $45.1 million     $40.1 million

     Estimated sales to be
     derived from backlog
     contracts                    $181 million      $211 million

The $181 million of estimated backlog is associated with option periods and new government contracts.

CONTINGENCIES

See Note 5 to the Consolidated Financial Statements.

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



                    PRECISION STANDARD, INC.
                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          In General Electric Capital Corporation et al. v. GATX/Airlog Company, et al., the plaintiffs, who own four 747 aircraft converted under a Supplementary Type Certificate for 747 cargo conversion, owned by GATX and others, sued a number of defendants seeking damages. As a result of an Airworthiness Directive issued by the FAA in January 1996, aircraft which had been so converted were restricted to carrying reduced amounts of cargo. The Company's Pemco Aeroplex subsidiary has been named as a defendant in the case because of engineering work performed in the late 1980's by its predecessor, Hayes International. The complaint, which was filed in U.S. District Court for the Northern District of California and served on June 23, 1998, alleges fraud, conspiracy, negligent misrepresentation, and violations of the Racketeer Influenced and Corrupt Organizations Act against Pemco. Pemco intends to vigorously defend this claim.

          The Company has been notified of a claim by the Bankruptcy Estate of Sterling Airways A/S (the "Sterling Estate") for the payment of parts and materials supplied to the Company's Danish subsidiary Pemco World Air Services A/S, which was placed in bankruptcy in November 1997. The Company guaranteed certain obligations to the Sterling Estate. The claim, for approximately $1.4 million, is under investigation. The Company has previously accrued a reserve of $1.3 million for claims arising out of the Copenhagen operation.

          On July 31, 1998, the Alabama Supreme Court denied the motion of the Company's Pemco Aeroplex subsidiary for the issuance of a stay of execution pending appeal of the judgment entered in Stevenson v. Pemco Aeroplex, Inc.

          In response to an inspection conducted by the Environmental Protection Agency in June 1997, the Company has entered into informal discussions regarding the alleged violations under the Toxic Substances Control Act (TSCA). No release to the environment has been alleged and all issues raised during the inspection have been fully addressed. In August, 1998, EPA indicated that it may seek penalties for the alleged violations, although an amount has not been specified.

Item 2    Changes in Securities

          (See Note 6 of the Consolidated Financial Statements)


Item 3    Defaults Upon Senior Securities

          (See Note 4 of the Consolidated Financial Statements)

Item 4    Submission of Matters to a Vote of Security Holders

          On April 15, 1998, the Company held a special meeting of shareholders at which the shareholders approved a 1-for-4 reverse stock split of the Company's stock, effective as of the meeting date.

          The number of votes* cast for, against and abstentions of the reverse stock split proposal were as follows:

               For            Against     Abstain

            13,799,612        310,186      10,650

          Because the approval of a reverse stock split is routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers at their discretion.

          The Company's annual meeting of shareholders was held on May 9, 1998. At the meeting, Matthew L. Gold, Donald C. Hannah, Admiral George E.R. Kinnear II and General Thomas C. Richards were elected as directors. Also ratified at the meeting was the selection of Arthur Andersen LLP as the independent public accountants for the Company for the calendar year ending December 31, 1998.

          The number of votes* cast for or withheld for each director nominee was as follows:

               Nominee                    For          Withheld

          Matthew L. Gold               14,059,758     307,500
          Donald C. Hannah              14,087,658     279,600
          Adm. George E.R. Kinnear II   14,088,258     279,000
          Gen. Thomas C. Richards       14,088,258     279,000

          The number of votes* cast for, against and abstentions for ratification of the selection of Arthur Andersen LLP as the Company's independent auditors for the calendar year ending
December 31, 1998 was as follows:

                 For             Against        Abstain

             14,313,758           26,600         26,900

          Because the election of directors and ratification of auditors were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers at their discretion.

          *Number of votes cast are stated pre-reverse stock split.

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




                              PRECISION STANDARD, INC.



Date:       8/14/98                By:/s/ Matthew L. Gold
                                   Matthew L. Gold
                                   Chairman, President and
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer
                                   and Principal Financial and
                                   Accounting Officer)

                          EXHIBIT INDEX


No.  Description                   Method of Filing

27   Financial Data Schedule       Filed herewith electronically