Form 10-Q
period 1998-09-30
PRECISION STANDARD INC
filed 1998-11-18
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 1998

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

Class of Securities              Outstanding Securities
$.0001 Par Value                 3,977,596 shares
Common Shares                    Outstanding at November 9, 1998











PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS



                                ASSETS

                                        September 30,    December 31,
                                            1998            1997
                                        (Unaudited)

Current assets:
  Cash and cash equivalents            $   295,764       $   369,334
  Accounts receivable, net              17,876,027        10,138,430
  Inventories                           17,357,342        17,047,983
  Prepaid expenses and other               472,438         1,045,564

        Total current assets            36,001,571        28,601,311

Property, plant and equipment,
   at cost:
  Leasehold improvements                10,883,469        10,826,369
  Machinery and equipment               18,996,768        19,298,310
                                        29,880,237        30,124,679

Less accumulated depreciation          (18,704,139)      (17,991,714)

        Net property, plant and
          equipment                     11,176,098        12,132,965

Other non-current assets:
  Prepaid pension costs                  3,193,015         4,106,609
  Intangible assets, net of
     accumulated amortization              727,336           741,241
  Related party receivable                 269,824           269,824
  Deposits and other                       483,537           480,593
                                         4,673,712         5,598,267

        Total assets                   $51,851,381       $46,332,543


            The accompanying notes are an integral part of
               these consolidated financial statements.






               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                        September 30,    December 31,
                                            1998            1997
                                        (Unaudited)

Current liabilities:
  Current portion of debt               $23,872,122      $24,784,318
  Accounts payable and accrued
   expenses                              29,322,519       31,728,406

          Total current liabilities      53,194,641       56,512,724

Workers' compensation reserve             3,631,734        3,631,734
Deferred income tax liability             2,525,231        2,525,231
          Total non-current
           liabilities                    6,156,965        6,156,965

          Total liabilities              59,351,606       62,669,689

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  3,877,777 and 3,614,872 shares
  issued and outstanding at
  September 30, 1998 and December 31,
  1997, respectively.                           378              361

  Additional paid-in capital              4,764,207        4,764,224
  Accumulated deficit                   (12,024,429)     (20,862,729)
  Foreign currency translation
   adjustments                             (240,381)        (239,002)
  Total stockholders' deficit            (7,500,225)     (16,337,146)

         Total liabilities and
          stockholders' deficit         $51,851,381      $46,332,543

            The accompanying notes are an integral part of
               these consolidated financial statements.




               PRECISION STANDARD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three           Three
                                        Months Ended    Months Ended
                                        September 30,   September 30,
                                            1998            1997
                                        (Unaudited)     (Unaudited)

Net sales                               $32,091,484     $28,742,054
Cost of sales                           (26,003,071)    (29,122,479)
     Gross profit                         6,088,413        (380,425)

Selling, general and
  administrative expenses                (3,925,239)     (4,939,046)
Bad debts recovery (expense)                100,000           2,936
Research and development expense                  0        (250,977)
     Income (loss) from operations        2,263,174      (5,567,512)

Other income (expense):
  Interest expense                         (990,922)       (351,919)
  Other, net                                215,696         (44,005)
     Income (loss) before income taxes    1,487,948      (5,963,436)

Income tax benefit (expense)                 30,743         (38,308)

     Net income (loss)                  $ 1,518,691     $(6,001,744)


Weighted average number of common
shares outstanding
  Basic                                   3,852,973       3,147,527
  Diluted                                 3,967,126       3,147,527

Net income (loss) per common share:
  Basic                                 $      0.39     $     (1.91)
  Diluted                               $      0.38     $     (1.91)





            The accompanying notes are an integral part of
               these consolidated financial statements.







               PRECISION STANDARD, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Nine           Nine
                                        Months Ended   Months Ended
                                        September 30,  September 30,
                                            1998           1997
                                        (Unaudited)    (Unaudited)

Net sales                               $105,764,656   $ 99,475,469
Cost of sales                            (84,520,159)   (95,367,437)
   Gross profit                           21,244,497      4,108,032

Selling, general and
  administrative expenses                (13,389,507)   (15,363,285)
Bad debts recovery (expense)                 350,000          2,873
Research and development expense            (124,999)      (744,706)
   Income (loss) from operations           8,079,991    (11,997,086)

Other income (expense):
  Interest expense                        (2,294,955)    (1,002,010)
  Other, net                               3,073,019       (370,339)
   Income (loss) before income taxes       8,858,055    (13,369,435)

Income tax expense                           (19,755)      (149,308)

   Net income (loss)                    $  8,838,300   $(13,518,743)

Weighted average number of common
shares outstanding
  Basic                                    3,764,355      3,185,169
  Diluted                                  3,942,512      3,185,169

Net Income (loss) per common share
  Basic                                 $       2.35   $      (4.24)
  Diluted                               $       2.24   $      (4.24)



            The accompanying notes are an integral part of
               these consolidated financial statements.










               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                            Nine              Nine
                                        Months Ended      Months Ended
                                        September 30,     September 30,
                                            1998              1997
                                         (Unaudited)       (Unaudited)

Cash flows from operating activities:
  Net income (loss)                     $ 8,838,300       $ (13,518,743)
  Adjustments to reconcile
     net income (loss) to net cash
     provided (used in) from operating
     activities:
  Depreciation and amortization           1,625,370           1,827,240
  Pension cost in excess of
     funding                                      0           1,085,669

  Gain on sale of division               (3,137,319)                  0

  Changes in assets and liabilities:
          Accounts receivable            (8,504,783)         (3,312,037)
          Inventories                    (1,937,758)          2,127,578
          Prepaid expenses and
           other assets                     484,680          (1,590,570)
          Prepaid pension costs             913,594                   0
          Intangible assets                       0            (645,631)
          U.S. Government request for
           equitable adjustment, net              0            (283,743)
          Deposits and other                 (2,944)            536,031
          Accounts payable and
           accrued expenses              (1,358,153)          4,580,654
          Accrued warranty expense                0            (238,721)
          Estimated losses on
           contracts in progress                  0            (108,775)
          Self-insured workers'
           compensation reserve                   0             (66,167)
     Net cash (used in) operating
     activities                          (3,079,013)         (9,607,215)

Cash flows from investing activities:
     Capital Expenditures                  (872,361)           (386,725)
     Proceeds from sale of division       4,790,000                   0
     Net cash provided by (used in)
     investing activities                $3,917,639         $  (386,725)



            The accompanying notes are an integral part of
               these consolidated financial statements.

               PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


                                           Nine             Nine
                                        Months Ended     Months Ended
                                        September 30,    September 30,
                                            1998             1997
                                        (Unaudited)      (Unaudited)
Cash flows from financing activities:

  Borrowings under revolving
     credit facility                    $       0        $ 27,704,941

  Net repayments under short-term
     obligations                         (912,196)        (12,932,702)

  Principal payments under
     long-term obligations                      0          (5,960,857)

     Net cash provided by (used in)
     financing activities                (912,196)          8,811,382

  Effect of exchange rate
    changes on cash                             0                (642)

Net increase (decrease) in cash
  and cash equivalents                    (73,570)         (1,183,200)

Cash and cash equivalents
  beginning of period                     369,334           1,183,200

Cash and cash equivalents
  end of period                         $ 295,764         $         0

Supplemental disclosure of cash
  flow information:
  Cash paid during the period for:
     Interest                          $1,817,856         $ 1,597,188
     Income taxes                               0             159,000

Supplemental disclosure of
  non-cash investing activities:
  Capital lease obligations incurred
  for new equipment                    $  143,135         $    28,674


            The accompanying notes are an integral part of
               these consolidated financial statements.




            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Form 10-K.

2.   INVENTORIES

     Inventories consist of the following:

                                   September 30,    December 31,
                                      1998             1997
                                   (Unaudited)

      Work in-process              $23,235,243      $25,385,996
      Finished goods                 3,032,172        3,125,830
      Raw materials and supplies     4,645,845        5,987,419
      Total                        $30,913,260      $34,499,245

      Less progress payments
        and customer deposits      (13,555,918)     (17,451,262)
                                   $17,357,342      $17,047,983

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

     The following table represents the net income (loss) per share calculations for the nine months ended September 30, 1998 and 1997:

     1998
     Net income                                 $ 8,838,300
     Weighted Average Shares                      3,764,355
     Basic Net Income Per Share                        2.35
     Dilutive Securities:
          Options                                     6,008
          Warrants                                  172,150
     Diluted Weighted Average shares              3,942,512
     Diluted Net Income Per Share                      2.24

     1997
     Net Loss                                   (13,518,743)
     Weighted Average Shares                      3,185,169
     Basic Net Loss Per Share                         (4.24)
     Dilutive securities:
       *Options                                           0
       *Warrants                                          0
      Diluted Weighted Average Shares             3,185,169
      Diluted Net Loss Per Share                      (4.24)

     The following table represents the net income (loss) per share calculations for the three months ended September 30, 1998 and 1997:

     1998
     Net Income                                 $ 1,518,691
     Weighted Average Shares                      3,852,973
     Basic Net Income Per Share                        0.39
     Dilutive Securities:
      Options                                        13,199
      Warrants                                      100,955
     Diluted Weighted Average Shares              3,967,126
     Diluted Net Income Per Share                      0.38

     1997
     Net Loss                                    (6,001,744)
     Weighted Average Shares                      3,147,527
     Basic Net Loss Per Share                         (1.91)
     Dilutive Securities:
      *Options                                            0
      *Warrants                                           0
     Diluted Weighted Average Shares              3,147,527
     Diluted Net Loss Per Share                       (1.91)

     *Potentially dilutive securities outstanding for 1997 were excluded from EPS because they were antidilutive.


4.   NOTES PAYABLE
                                      September 30,   December 31,
                                          1998            1997
                                       (Unaudited)

      Revolving credit facility        $16,340,352     $16,427,130

      Senior Subordinated Loan           6,200,000       6,700,000

      Note due to individual repaid
      in 1st quarter, 1998                   1,202         277,202

      Other obligations
      collateralized by security
      interests in certain
      equipment                          1,330,569       1,379,986

      Total debt                       $23,872,123     $24,784,318


     On August 8, 1997, the Company entered into a three-year revolving credit facility with a new lender. The amount of funds available to borrow under the $20 million revolving credit facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, may not exceed $17 million. Therefore, available funds will fluctuate on a daily basis.

     All scheduled principal amortization for the Senior Subordinated loan has been deferred for the three-year term of the revolving credit facility. The Senior Subordinated loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

     The above loans are collateralized by substantially all of the assets of the Company and have various loan covenants. At September 30, 1998, the Company may be deemed to have been in violation of certain financial ratio tests required by its loan agreements; however, no debt service obligations are at issue and the Company has received a waiver from its lender for any such violations of its covenants. Although the Company's primary lender continues to fund, there is no assurance that the Company will not be in violation of its debt covenants in the future, that the Company will have sufficient availability under its revolving credit facility to fund operations or that the bank will continue to fund under the current arrangements.

5.   CONTINGENCIES

     United States Government Contracts - The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any such audits, reviews or investigations of the Company by the Government will not have a materially adverse effect on the Company's consolidated results of operations, financial position, or cash flows.

     On March 20, 1998, the U.S. Government released a request for proposal (RFP) for the workload performed by the Sacramento Air Logistic Center, including work related to its KC-135 aircraft. The Company's Pemco Aeroplex subsidiary currently performs a portion of the programmed depot maintenance of the KC-135 workload included in the RFP. On June 17, 1998, the Company submitted a protest to the General Accounting Office ("GAO") challenging the combination, or "bundling," of the KC-135 workload with other unrelated workloads in the RFP. On September 25, 1998, the GAO found in favor of the protest filed by Pemco. The GAO recommended that the Air Force resolicit the contract to comply with the requirements of federal laws and regulations, and awarded the Company its protest costs and attorneys' fees.

     Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. October 13, 1998, Pemco filed a complaint in U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air Force to comply with applicable federal laws as recommended by the GAO. The Company's KC-135 contracts are discussed in the Company's Form 10-K filed for the year ending December 31, 1997.

     Litigation - A purported class action was brought against the Company and its Pemco Aeroplex subsidiary in May, 1997 on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker ("UAW") union employees and who were terminated upon settlement of such strike.

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

     On November 3, 1997, a Jefferson County, Alabama jury returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. Various post-trial motions resulted in the trial court reducing the verdict to $1 million in compensatory damages. Pemco and the plaintiff have both appealed this decision. An accrual was established in the fourth quarter of 1997 for the compensatory damage award pending outcome of the appeal.

     On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in Bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado alleging breach of contract. The complaint seeks payment for parts and materials supplied to the Company's Danish subsidiary Pemco World Air Services A/S, which was placed in involuntary bankruptcy in November 1997. The complaint alleges that the Company guaranteed certain obligations to Sterling and seeks damages of approximately $1.4 million. On November 2, 1998, the Company filed a motion to dismiss the complaint.

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the consolidated financial position or results of operations.

     Environmental Compliance - In December, 1997, the Company received an inspection report from the Environmental Protection Agency ("EPA") which cited certain violations of environmental laws. The Company has taken action to correct items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from EPA proposing penalties of $225,256. The Company disagrees with the citations and intends to contest the citations and penalties, but nevertheless recorded an accrual in the fourth quarter of 1997 for the above penalties and certain other related charges.

     Other - The Company has received a demand from the assignee of a supplier of computer software and support services seeking payment of approximately $700,000 under a contract for computer software and support services. The Company has never installed or utilized any of this software and has never received any support services. The Company has contacted the software provider in an attempt to determine whether alternative software useful to the Company can be provided and this matter resolved in a mutually satisfactory manner.

     In November, 1997, the Company's Danish subsidiary, Pemco World Air Services A/S, was placed in involuntary bankruptcy in Denmark. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. Based on preliminary information provided to the Company in October 1998, additional claims have been filed by creditors against the bankruptcy estate. While these additional claims could be as much as $14 million, the Company believes, based on partial information, that $11 million of these additional claims is comprised of one or more claims by a former customer of the Danish subsidiary seeking consequential damages. Based on the information currently available, the Company believes that such claims may or may not be assertable against the Company.

     The Company has previously accrued a reserve of $1.3 million for claims arising out of the Denmark operation.

6.   STOCKHOLDERS' EQUITY

     At September 30, 1998 the Company had 300,000,000 authorized shares of $.0001 par value common stock, with 3,877,777 shares outstanding.

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

     Net sales, expenses, and net loss of PWAS which are included in the consolidated statements of operations for the nine months ended September 30, 1997 are as follows:

                                    1997

          Net Sales              $8,924,111
          Expenses               11,302,348
          Net Loss               (2,378,237)

     On January 29, 1998, the Company completed the sale of the net assets of its Hayes Targets division in Leeds, Alabama. The sale yielded net proceeds of approximately $4,790,000 and resulted in a gain of $3.1 million, after adjustments.

     Net sales and operating income contributed by the Hayes
     operation for nine months ended September 30, 1998 was not material and for nine months ended September 30, 1997 was as follows:
                                     1997

          Net Sales               $1,541,000
          Operating Income           201,000

8.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. The Company did not have any material differences in net income and comprehensive income for the quarters ended September 30, 1998 or 1997.

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

During the third quarter of 1998, the Company continued its return to profitability. The Company reported operating income of $1.5 million for the three months ended September 30, 1998 and a combined operating income of $8.8 million for the first nine months of 1998. Total income before taxes for the first, second and third quarters of 1998 was $4.6 million, $2.8 million, and $1.5 million, respectively, for a combined total income before taxes of $8.8 million. This includes profits of $3.1 million from the sale of Hayes Targets division in the first quarter of 1998, after adjustments for other expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 1998
versus three months ended September 30, 1997

Revenues for the third quarter of 1998 improved from the third quarter of 1997, increasing approximately 12% from $28.7 million in 1997 to $32.1 million in 1998. Both government and commercial sales increased during the third quarter of 1998. Government sales increased approximately 3% from $18.2 million in 1997 to $18.8 million in 1998, and commercial sales increased 27% from $10.5 million in 1997 to $13.3 million in 1998. The Company's mix of business between government and commercial customers moved from 36% commercial and 64% government in 1997 to 41% commercial and 59% government for the corresponding period in 1998.

Government sales in the third quarter of 1998 increased approximately $600,000 due to increased workload under government contracts at the Birmingham facility. Commercial sales increased approximately $2.8 million in the third quarter of 1998 due primarily to increased workload under commercial contracts at the Dothan facility.

The ratio of cost of sales ($26.0 million in 1998; $29.1 million in 1997) to net sales ($32.1 million in 1998; $28.7 million in 1997) decreased from 101% in the third quarter of 1997 to 81% in 1998. The decrease in the cost of sales was the result of restructuring efforts undertaken during 1997 and 1998, increased operating efficiency, and strike-related costs recognized in the third quarter of 1997.

Selling, general and administrative expenses ("SG&A") decreased from $4.9 million in the third quarter of 1997 to $3.9 million in 1998, and decreased as a percentage of sales from 17% in 1997 to 12% in 1998. These decreases were primarily due to the Company's reduction of overhead expenses and corporate management changes.

Interest expense was $1.0 million in third quarter 1998 versus $0.4 million in 1997. The increase is primarily due to increases in borrowings required to support the increase in sales and workload during the quarter.

Nine months ended September 30, 1998
Versus nine months ended September 30, 1997

Revenues in the first nine months of 1998 increased from $99.5 million in 1997 to $105.8 million in 1998. Both government and commercial sales increased as compared to the nine month sales of 1997. Government sales increased 5% from $56.7 million in 1997 to $59.5 million in 1998. Commercial sales increased 8% from $42.8 in 1997 to $46.3 million in 1998. The Company's mix of business between government and commercial customers remained consistent at 43% commercial and 57% government in 1997 and 44% commercial and 56% government in 1998.

The increase in government sales was primarily due to increased sales under government contracts at the Dothan and Birmingham facilities, offset, in part, by a reduction in sales at the Company's Space Vector subsidiary.

The ratio of cost of sales ($84.5 million in 1998; $95.4 million in 1997) to net sales ($105.8 million in 1998; $99.5 million in 1997) decreased from 96% in 1997 to 80% in 1998. The decrease in the cost of sales was the result of restructuring efforts undertaken during 1997 and 1998, increased operating efficiency, and strike related costs recognized in the first nine months of 1997.

SG&A decreased from $15.4 million in the first nine months of 1997 to $13.4 million in 1998, and decreased as a percentage of sales from 16% in 1997 to 13% in 1998. These decreases were primarily due to the Company's reduction of overhead expenses and corporate management changes.

Interest expense increased to $2.3 million in the first nine months of 1998 versus $1.0 million in 1997 due to increased sales and workload, which required additional borrowings under the Revolving Credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources continued to be strained in 1998 primarily due to delays in progress payments for amounts billed to the U.S. Government, increased workloads under government and commercial contracts, and costs associated with the strikes at the Birmingham and Dothan facilities which were resolved in 1997.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1997, after adjustments from the sale of the Hayes Targets division's assets.

Accounts receivable increased $8.5 million in the first nine months of 1998 due to increased workloads under the Company's government and commercial contracts.

Net inventories increased by $1.9 million in the first nine months of 1998 primarily due to a reduction in progress payments. (See
Note 2 to Financial Statements). Capital expenditures were $.9 million during the first nine months of 1998. The Company also paid down its short term obligations by approximately $0.9 million for the nine months ending September 30, 1998.

Accounts payable and accrued expenses decreased approximately $1.4 million in the first nine months of 1998. The decrease reflects the Company's continued efforts to reduce trade debt.

In the first nine months of 1998, the Company's operating activities used $3.1 million in cash. In addition, investing activities provided net cash of $3.9 million and $0.9 million was used for financing activities. In the first nine months of 1997, $9.6 million of cash was used for operating activities, $0.4 million was used for investing activities, and $8.8 million was generated by financing activities.

During 1996, 1997 and 1998, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at September 30, 1998 and 1997:

                                   1998              1997

     U.S. Government             $144,012          $127,834
     Commercial                    22,070            20,930
                                 $166,082          $148,764

The above numbers for 1998 and 1997 have been adjusted to exclude backlog related to the Hayes Targets division sold in January 1998, and the Danish subsidiary closed in November 1997. Based on this adjustment, as of September 30, 1998, 87% of the Company's backlog related to work for the U.S. Government versus 86% for the period ended September 30, 1997. The Company's government backlog increased $16 million primarily related to additional aircraft input under the Company's government contracts at the Birmingham facility.

                                      1998              1997

     Firm, unfunded Backlog      $ 45.1 million     $ 40.1 million

     Estimated sales to be
     derived from backlog
     contracts                   $264.0 million     $260.0 million

The $264 million of estimated backlog is associated with option periods and new government contracts.

CONTINGENCIES

See Note 5 to the Consolidated Financial Statements.

YEAR 2000 ISSUES

Background

Some computers, software and other equipment include programming code which abbreviates calendar year data using only two digits.
As a result, some equipment could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

Assessment

The Year 2000 Problem could affect computers, software and other equipment used by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that such programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the Company has not completed its Year 2000 compliance assessment, it presently estimates that the cost of these efforts could exceed $1 million. Such costs would be paid out of the Company's cash flow from operations and/or through financing sources.

Internal Infrastructure

Initial assessment of the Company's existing computer systems has revealed that a portion of its existing software programs are not Year 2000 compliant. The Company believes that it has identified most of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business. The Company anticipates upgrading or replacing the necessary systems by the end of the third quarter of 1999. While there is no guarantee that the Company will reach Year 2000 compliance by such deadline, the Company believes that it is applying the resources and effort sufficient to do so.

Systems Other Than Information Technology Systems ("Non-IT
Systems")

In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices, may be affected by the Year 2000 Problem.
The Company has been assessing the potential effect of the Year 2000 Problem on its office and facilities equipment. The Company has relatively few date-sensitive systems in place, and most major non-IT systems are the responsibility of landlords and other service providers. It is currently estimated that any requirements for replacement or modification to non-IT systems will not have a material effect on the Company's business, financial condition or results of operations.

Customers and Suppliers

The Company does not foresee any serious Year 2000 Problems occurring with its vendors and customers. Although the Company has not yet received any written assurances of compliance, it is requesting statements of Year 2000 compliance from its vendors. While it is not possible to predict all issues which could arise relating to a supplier, the Company believes that it has multiple sources for most of the materials and supplies it presently procures from vendors or third party contractors. Unless a national or global problem occurs, the Company believes it will be able to continue production while it seeks to rectify any supplier issues that may arise. Because the Company's primary customers include the U.S. Government and large corporations with substantial financial resources, the Company believes that these customers are taking appropriate steps to protect themselves, and indirectly, the Company from business losses resulting from Year 2000 issues.

Most Likely Consequences of Year 2000 Problems

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition or results of operations. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected, directly or indirectly, and the interactions among these devices are simply too numerous to ensure 100% compliance. Accordingly, the Company cannot accurately predict how many failures related to the Year 2000 Problem will ultimately occur or the severity, duration or financial consequences of such failures. As a result, the Company expects that there is some risk of the following consequences:

     - A significant number of operational inconveniences and inefficiencies for the Company and its customers that may divert management's time and attention and financial and human resources from its ordinary course of business activities; and

     - A number of serious system failures that may require significant efforts by the Company or its customers to prevent or alleviate material business disruptions.

Contingency Plans

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans could include (1) accelerated replacement of affected equipment or software, (2) short-to-medium-term use of backup equipment and software, (3) increased work hours for Company personnel or the use of contract personnel to correct any Year 2000 Problems which may arise, (4) manual backup systems to forestall any interruption of operations resulting from the failure of automated systems, (5) and other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition or results of operations.

As noted above, however, the Company does not presently believe that the Year 2000 Problem will have a material adverse effect on the Company's business, financial condition or results of operations.

FORWARD LOOKING STATEMENTS

With the exception of historical facts, statements contained in Management's Discussion and Analysis are forward looking statements. Statements contained herein concerning anticipated results of operations, award of contracts, the outcome of pending and future litigation, the outcome of audits, reviews and investigations by the U.S. Government, the outcome of claims filed with the U.S. Government, estimates of backlog, the outcome of claims related to the Danish subsidiary, the Company's intent to take certain action in the future, the impact of Year 2000 issues on the Company's operations, and the Company's ability to achieve Year 2000 compliance are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards, estimates of time and money to assess and address Year 2000 issues, the continuing availability of experienced personnel to deal with Year 2000 issues, the timely availability of software patches from existing suppliers of software, the ability of third parties to complete their own remediations of Year 2000 issues on a timely basis, the ability to identify and implement contingency plans to deal with Year 2000 issues, unanticipated problems identified in the Company's ongoing Year 2000 compliance review, and actions with respect to utilization and renewal of contracts.






                     PRECISION STANDARD,INC.
                        OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          In November, 1997, the Company's Danish subsidiary, Pemco World Air Services A/S, was placed in involuntary bankruptcy in Denmark. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. Based on preliminary information provided to the Company in October 1998, additional claims have been filed by creditors against the bankruptcy estate. While these additional claims could be as much as $14 million, the Company believes, based on partial information, that $11 million of these additional claims is comprised of one or more claims by a former customer of the Danish subsidiary seeking consequential damages. Based on the information currently available, the Company believes that such claims may or may not be assertable against the Company.

          On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in Bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado alleging breach of contract. The complaint seeks payment for parts and materials supplied to the Company's Danish subsidiary Pemco World Air Services A/S, which was placed in involuntary bankruptcy in November 1997. The complaint alleges that the Company guaranteed certain obligations to Sterling
          and seeks damages of approximately $1.4 million.   On
          November 2, 1998, the Company filed a motion to dismiss the complaint.

          The Company has previously accrued a reserve of $1.3 million for claims arising out of the Denmark operation.

Item 2    Changes in Securities

          (See Note 6 of the Consolidated Financial Statements)

Item 3    Defaults Upon Senior Securities

          (See Note 4 of the Consolidated Financial Statements)

Item 4    Submission of Matters to a Vote of Security Holders

          None.

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




                              PRECISION STANDARD, INC.



Date:       11/18/98          By:   /s/ Matthew L. Gold
                                   Matthew L. Gold
                                   Chairman, President and
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer
                                   and Principal Financial and
                                   Accounting Officer)