Form 10-K405
period 1998-12-31
PRECISION STANDARD INC
filed 1999-03-31
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 for the twelve months ended
                        December 31, 1998

                   Commission File No. 0-13829

                     PRECISION STANDARD, INC.
       Exact name of Company as specified in its Charter

          Colorado                         84-0985295
State of other jurisdiction of   I.R.S. Employer Identification No.
incorporation or organization

          12000 East 47th Avenue
          Suite 400
          Denver, CO                          80239
Address of principal executive offices       Zip Code

Company's telephone number, including area code:  (303) 371-6525

Securities registered pursuant to Section 12(b) of the Act:

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

     The aggregate market value of the Common Stock held by non-affiliates on March 12, 1999 was approximately $6,906,327.

     The number of shares of the Company's Common Stock out-standing as of March 12, 1999 was 3,977,721.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1998) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X Yes No


                     FORM 10-K ANNUAL REPORT

      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                    PRECISION STANDARD. INC.



PART I

          Item 1.     Business..............................  3
          Item 2.     Properties............................ 22
          Item 3.     Legal Proceedings..................... 25
          Item 4.     Submission of Matters to a Vote of
                      Security Holders...................... 28

PART II

          Item 5.     Market for Company's Common
                      Equity and Related Stockholder
                      Matters............................... 28
          Item 6.     Selected Financial Data............... 29
          Item 7.     Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations......................... 30
          Item 8.     Financial Statements and
                      Supplemental Data..................... 41
          Item 9.     Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure.................. 84

PART III

          Item 10.    Directors and Executive
                      Officers of the Company............... 84
          Item 11.    Executive Compensation................ 84
          Item 12.    Security Ownership of
                      Certain Beneficial Owners
                      and Management........................ 84
          Item 13.    Certain Relationships and
                      Related Transactions.................. 84
PART IV

          Item 14.    Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K..... 84

SIGNATURES            ...................................... 89



                               -i-



                             PART I

Item 1.  Business.

A.   GENERAL

Precision Standard, Inc. ("the Company") is a diversified aviation and aerospace company with executive offices in Denver, Colorado. The Company is composed of three operating groups: the Government Services Group, located primarily in Birmingham, Alabama; the Commercial Services Group, located in Dothan, Alabama and Victorville, California; and the Manufacturing and Overhaul Group with facilities in California, Colorado, and Florida.

The Company provides aircraft maintenance and modification services for the government and military customers through its Government Services Group. These services include complete airframe inspection, maintenance, repair and custom airframe design and modification. For its military customers, the Company specializes in providing Programmed Depot Maintenance ("PDM") and Scheduled Depot Level Maintenance ("SDLM") on large transport aircraft and helicopters. The Company's competitive strength in the military market is its ability to provide total airframe repair. In addition, the Company has a long, successful history of providing high-quality maintenance, modification, and integration work on a broad range of military aircraft. The Company believes it is the most experienced provider in the world on two of the United States Air Force's ("USAF") most heavily utilized aircraft, the KC-135 tanker aircraft and the C-130 cargo aircraft.

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

B.   SIGNIFICANT DEVELOPMENTS

Sale of Hayes Targets Division

On January 29, 1998, the Company's Pemco Aeroplex subsidiary sold the assets relating to its Hayes Targets division to affiliates of Meggitt PLC for approximately $4.8 million. The division, located in Leeds, Alabama, develops and manufactures supersonic and subsonic aerial tow targets for weapon system development and wing tip infrared pods for the protection of military aircraft used by U.S. and foreign military customers. The consideration for the sale was based on the estimated fair market value of the assets.

Review of Strategic Alternatives

The Company engaged an investment banking firm during 1998 to explore strategic alternatives to enhance shareholder value.
Various scenarios are under consideration, including the possible sale of one or more additional operating units.

Contract Option Exercised by the U.S. Air Force for the KC-135

In the fall of 1998, the U.S. Air Force exercised its option for the fifth year of its seven year contract for the KC-135 Programmed Depot Maintenance (PDM) aircraft for the fiscal year beginning October 1, 1998. At December 31, 1998, the Company had 40 KC-135
(PDM) aircraft at its Birmingham Alabama facility, up from 23 aircraft at December 31, 1997. The Air Force exercised its contract option to extend KC-135 work with the Company during fiscal year 1999.

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

Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. On October 13, 1998, Pemco filed a complaint in U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air Force to comply with applicable federal laws as recommended by the GAO. The Air Force exercised its contract option to extend KC-135 work with the Company during fiscal year 1999.

Award of Paint Contract for Air Force

In March of 1998, the Company's Pemco Aeroplex subsidiary received an award from the U.S. Government for the painting and stripping of an indefinite number of C-130 aircraft. The base contract, which commenced in April 1998 and ran through September 1998, provides for two options of one year each. The Company delivered 49 aircraft during 1998. The first of two option years on the contact was exercised by the U.S. Government.

Agreement with World Airways

An agreement was reached with World Airways on August 8, 1998 to perform "A", "B", and "C" maintenance checks on their fleet of DC10 and MD11 aircraft at the Company's Dothan, Alabama and Victorville, California facilities.

Agreements with Air Jamaica

In January 1998, the Company contracted with Air Jamaica of Kingston, Jamaica, for the maintenance of their fleet of A310 aircraft. All work was performed at the Dothan, Alabama facility and commenced in the first quarter of 1998. Air Jamaica entered into another agreement with the Company on September 15, 1998 to continue performing maintenance on their fleet of aircraft for an additional two year period.

Agreement with Continental Airlines

On January 21, 1999, the Company signed an agreement with Continental Airlines to provide maintenance checks on their fleet of B727, DC9-30, and MD80 aircraft. The term of the agreement is for three years. All contracted work will be done at the Company's Dothan, Alabama facility.

New Commercial Maintenance Facility in Victorville, California

In November 1997, the Company's Pemco, Inc. subsidiary leased space at the former George Air Force Base in Victorville, California, 40 miles northeast of the Ontario County airport and 120 miles from Los Angeles International Airport. The facility, which includes two hangars, administrative, and backshop space, received a Repair Station Certification from the Federal Aviation Administration and opened on July 19, 1998. This new Company location provides among others MD-10/MD-11 type aircraft as well as a West Coast presence for marketing to the Pacific Rim, domestic and foreign air carriers flying to the area. The first aircraft input was a DC-10 on August 22, 1998.

Extension of DC-10 License Agreement

In October of 1998, the Boeing Company, of Seattle Washington, formally approved the extension of the Company's Pemco Engineers operating unit's DC-10 license agreement for another 3 years. The extension should provide the Company with the opportunity to generate $3 to $4 million dollars in sales per year.

Changes to Company's Stock Listing

In February 1998, the Company's common stock was moved to the Nasdaq SmallCap Market as the result of its failure to meet the Nasdaq National Market Standard for Net Tangible Assets and Minimum Bid Price and subject to certain conditions and pursuant to certain exceptions. The Company's trading symbol was changed from PCSN to PCSNC. Due to this action, the Company solicited and received, during the second quarter of 1998, shareholder approval for a 1-for 4 reverse stock split in order to meet the Minimum Bid Price requirements of the Nasdaq SmallCap Market. (See Item 5. Market for the Company's Common Equity and Related Stock Holder Matters below)

Stevenson Verdict Reduced

On January 29, 1998, the Alabama court in Stevenson v. Pemco Aeroplex, Inc. granted the motion by the Company's Pemco Aeroplex subsidiary to vacate the jury verdict and grant a new trial. On February 27, 1998, the Court, in response to motions filed by the plaintiff for reconsideration, upheld the jury's verdict in favor of the individual defendant, reversed the court's previous decision granting a new trial, and ordered a reduction of the jury's verdict to $1 million in compensatory damages. Pemco and plaintiff have both appealed this decision to the Alabama Supreme Court. (See
Item 3. Legal Proceedings below)

Dismissal of Civil Action

On February 8, 1999, the U.S. Court of Appeals for the 11th Circuit upheld the U.S. District Court's dismissal of a civil action brought by the United States of America against the Company's Pemco Aeroplex subsidiary in 1997 alleging violations of the False Claims Act and seeking damages for contract claims.

EPA Settlement

In December 1997, the Company received an inspection report from the Environmental Protection Agency (EPA) documenting the results of an inspection on September 9, 1997 at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken action to correct the items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from the EPA proposing penalties of $225,256. The Company disagreed with the citations and contested the penalties. On December 21, 1998, the Company and EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the Company has agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three year period.

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

One of the Company's core competencies for 46 years has been military aircraft maintenance and modification. Given projected market conditions, this core competency positions the Company very favorably to provide services to its military customers and to be involved in teaming arrangements with public or private operators. However, the Company could be limited in its ability to compete for bundled contracts except through teaming or subcontracting arrangements.

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

For commercial maintenance, there are many indicators that point to the increasing use of third-party maintenance facilities in the foreseeable future. Airlines continue to search for ways to reduce costs and maintain profitability. A number of airlines realize that the work done by third-party companies is, in many instances, relatively faster, less expensive, and of similar quality as compared with similar work performed in-house.

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

Although air cargo traffic has been forecasted to grow at a rate of 6.6% annually through the next ten years and the number of all-cargo planes projected to almost double over the next two decades, the total number of cargo conversions performed during 1998 was less than 1997. The decrease in conversions may be attributed to the shortage of reasonably-priced passenger aircraft available for conversion due to high passenger traffic and possible FAA action related to converted aircraft. FAA reviews and increased regulation will limit the entry of competitors to the cargo conversion business and may increase the cost of conversions to customers.

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

The Company's competition for military aircraft maintenance contracts includes Boeing Military Aircraft, Lockheed-Martin Aeromod, Raytheon-E Systems and Chrysler Technologies and various military depots. The Company's competition for its commercial work in the United States consists of Tramco, Dee Howard Company, Timco and approximately 10 smaller independent repair and modification operators. However, while many of the Company's competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion. Outside the United States, the majority of the Company's competitors are affiliated with an airline.

The Company considers its competitive strengths to be its substantial capacity, a trained and experienced labor force, product support, proprietary products, engineering and systems integration capability, and strong customer base. The Company's Birmingham, Alabama facility is believed to be the largest third party maintenance facility in North America. With the addition of the Victorville, California facility, the Company is strategically located to provide service to carriers in the western sections of the U.S. In addition, the Victorville facility provides an opportunity to provide service to international carriers flying to the west coast. The Company believes that its competitive position has been weakened by its limited financial resources which have hampered the pursuit of expansion opportunities and limited the profitability of its existing business.

Government Services Group

The Company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its Government Services Group. The majority of the aircraft that the Company services are large transport planes such as the C-130 "Hercules"; or are logistical in nature, such as the KC-135 in-flight refueling aircraft. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2040. These aircraft are essential to the Armed Forces' ability to rapidly mobilize its forces on foreign land when needed. The demands placed on these aircraft mean that they will require maintenance services such as those provided by the Company.

Military contracts generally specify a certain number of aircraft for the duration of the program. In addition to the number of aircraft originally contracted, the Armed Forces typically increases this number with aircraft that were not scheduled for maintenance but which require servicing. These "drop-in" aircraft generally increase the value of each contract. The Company has a successful history with the Armed Forces and intends to use its experience and expertise to retain the contracts that it currently holds, as well as increase the likelihood of securing additional contracts in the future.

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

The Company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 46 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4,
F-15, F-16, T-38 and U.S. Navy H-2 and H-3 helicopters.

KC-135 Aircraft Contract

In August of 1994, the United States Air Force ("USAF") awarded the Company a new contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The KC-135 PDM program involves a nose to tail inspection and repair program on a scheduled five-year cycle. In October 1998, the KC-135 program was extended through fiscal year 1999 by exercise of the fourth option year. The total value of the contract over a seven year period, if fully funded, is estimated to be over $389 million. The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,000 such aircraft (including drop-in maintenance).

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

Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract which may be as late as September 30, 2001. On October 13, 1998, Pemco filed a complaint in U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air Force to comply with applicable federal laws as recommended by the GAO.

In addition to the KC-135 PDM maintenance contract, the USAF also awarded the Company a KC-135 battery system modification contract in August 1995. As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the KC-135 PDM program is anticipated to further expand to include additional upgrades such as new cockpit and avionics systems. The Company has performed other major upgrades in the past, including wing re-skin, major re-wire, corrosion prevention control and flight director, auto pilot and fuel savings advisory system modifications.

H-3 Helicopter Contract

The H-3 helicopter is a utility, search and rescue, anti-submarine warfare and VIP transport helicopter. The helicopter was built by Sikorsky and is projected to be serviceable through 2010.

In 1994, the U.S. Navy ("USN") awarded the Company a five year contract for SDLM work of its H-3 aircraft. This contract is for a nose to tail inspection and repair program on a four-year cycle. The USN input only two aircraft in the first year of the contract, the contract minimum number. During 1996, the Company delivered two USN SDLM aircraft and six Brazilian modification aircraft. The Company delivered two USN SDLM aircraft in 1997. Redeliveries of SDLM aircraft were delayed in 1997 due to delays in the supply of Government Furnished Material ("GFM") by the U.S. Government. In 1998 the Company delivered two USN SDLM aircraft and three Egyptian aircraft. Five aircraft were input during 1998.

Commercial Services Group

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its Commercial Services Group. Contracts for commercial maintenance can range from a single aircraft to multi-aircraft contracts that can span a year or longer. The principal services performed under commercial maintenance contracts are "C" and "D" checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi); strip and paint; and interior reconfiguration and fleet standardization.

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

The Company also provides modification and integration services for its commercial customers under its own or customer-provided STCs, including integration of new avionics systems, installation of new galleys and airstairs and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any air frame modification a commercial customer may require.

Contracts for commercial aircraft are performed at the Dothan, Alabama and Victorville, California facilities of the Commercial
Services Group.

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

MANUFACTURING AND OVERHAUL GROUP

The Company, through its Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products; various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems (which the Commercial Services Group often installs); and high precision parts and components for aircraft. In addition, the Company provides engine nacelle overhaul and repair and operates an aircraft parts distribution company. The Company's well trained and highly respected research, development, and engineering staff continues to be instrumental in the Company's winning of competitively bid aerospace and defense manufacturing contracts from the United States military and numerous "blue-chip" commercial customers.
This group is comprised of independent niche-manufacturing and service businesses which are complementary to its aircraft services businesses. Most of the Company's manufactured products are proprietary, protected by patents and STCs, and are successful due to their high standards of performance and innovative design.

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

The Company's largest current contracts support the National
Missiles Defense (NMD) and the Theater Missile Defense (TMD) programs.

The HERA program, initiated in 1992 by the U. S. Army Space and Strategic Defense Command, provides for target vehicles for use during interceptor testing of various TMD systems through June 1998. The Company, as a subcontractor, completed its seventh successful flight under the HERA program in March 1997. During the fourth quarter of 1997, the HERA program was restructured and three Consolidated Theater Target Services (CTTS) contracts were awarded to replace the HERA program options. The Company is participating as a subcontractor to Lockheed on one CTTS contract. This contract has an indefinite quantity and extends to 2003.

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

CARGO HANDLING SYSTEMS

The Company designs and manufactures on-board cargo-handling systems for all types of large transport aircraft and certain other military aircraft. Robotics and fully-computerized machinery are used to produce a wide variety of aircraft cargo handling systems as well as individual parts used in the Company's proprietary systems and in other systems. In 1996, 1997 and 1998, this operation was named a Gold level contractor by McDonnell Douglas in recognition of twelve consecutive months of 100% quality and 100% on-time delivery.

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

This service is provided by the Company's wholly owned subsidiary, Pemco Air Support Services, Inc. ("PASS"). PASS is located in Clearwater, Florida. The Company markets its parts support and component overhaul service to commercial carriers worldwide as well as to foreign armed services. In the area of supporting and selling the Company's designed and manufactured parts, the Company often benefits from the marketing and customer-base of its other subsidiaries.

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

This service is provided by the Company's subsidiary, Pemco Nacelle Services, Inc., which is located in Clearwater, Florida. The Company markets its nacelle overhaul and repair service to commercial carriers worldwide and supports turbofan-powered aircraft manufactured by Airbus, Boeing and McDonnell Douglas. There are approximately five competitors in the United States and abroad. The Company entered this line of business in March of 1993 and is seeking to build its competitive strength on turnaround time, in addition to quality and the convenience of exchange to the customer.

E.   RESEARCH AND DEVELOPMENT

The Company charged directly to earnings the cost it incurred for Company sponsored research and development costs, which totaled $0.1 million in 1998, $0.9 million in 1997, and $0.4 million in 1996. The research and development activities in 1998 were principally in support of the Company's Target's programs, the assets of which were sold in January 1998. The Company was not engaged in any customer sponsored research and development efforts in 1996, 1997, or 1998.

F.   SALES

Foreign and Domestic Operations and Export Sales

All of the Company's revenues during 1998 were generated in the United States and all of the Company's assets were located in the United States. However, approximately 11% of revenues in 1998 were to foreign owned entities. During 1997, the Company's wholly owned subsidiary, Pemco World Air Services, A/S, (the "Danish subsidiary"), a Danish limited liability company, operated in Copenhagen, Denmark. In November of 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Danish subsidiary in bankruptcy. Trustees were appointed to operate the facility. The Company has guaranteed certain obligations of the Danish subsidiary; however, the amount of such guaranties cannot be determined at this time. As a result of being placed in involuntary bankruptcy, the Danish subsidiary has been excluded from the Company's consolidated financial statements effective January 1, 1997.

The Company maintained a sales office in France during 1998 and had no other foreign locations. In February of 1999 this sales office was closed. All sales activities are now conducted from U.S.
locations.

The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities. The Company's Space Vector and Nacelle subsidiaries, and its Aircraft Cargo Systems and former Targets divisions also sell in export markets. The services and products sold at the Company's U.S. locations are generally payable in U.S. dollars. (See also notes to the accompanying financial statement:

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years.

     Product and Service Rendered         1998      1997 (1)  1996

     Aircraft Maintenance                  83%       77%       75%
     and Modification

     Supersonic and Subsonic               <1%        3%        4%
     Aerial Tow Targets and
     Wing Tip Pods (former product)

     Space Vehicles and                     7%        9%       11%
     Support Systems

     Cargo Handling Systems                 6%        6%        6%

     Precision Springs                      1%        1%       <1%
     and Components

     Parts Support and Component           <1%        1%        2%
     Overhauls

     Nacelle Overhaul and Repair            2%        3%        1%
                                          100%      100%      100%

     Export sales                          11%       11%       14%
     -principally Europe

Major Customers

The following table presents the percentages of total sales for the Company's largest customers for the last three fiscal years:

                                       1998     1997(1)    1996

     U. S. Government                   55%       61%       64%
     -principally the Air Force,
      Army, Navy, and NASA

     (1) Excludes the amounts related to the Company's Danish subsidiary. See Notes to the Consolidated Financial
     Statements.


G.   BACKLOG

     The following table presents the Company's backlog (in thousands of dollars) at December 31, 1998 and 1997:

                                      1998         1997

     U. S. Government              $155,861      $124,345
     Commercial                      30,983        20,515
     Total                         $186,844      $144,860

The above numbers have been adjusted to exclude the backlog for the Hayes Targets division which was sold in January, 1998. Based on this adjustment, as of December 31, 1998, 83% of the Company's backlog was with the U.S. Government compared to 86% at December 31, 1997. Government backlog increased $23.0 million under the Company's KC-135 contract, primarily due to an increase in aircraft scheduled to be delivered for PDM work under the third and fourth option years of the Company's KC-135 contract. The U.S. Government delivered 34 aircraft under the first option year of the contract, 20 aircraft during 1997 contract year, 35 aircraft in contract year 98, and 37 are currently scheduled to be delivered for PDM work under the fourth option year of the contract. The Space Vector subsidiary increased government backlog by $10.3 million due primarily to contracts with SMC Kirkland AFB and LMM & Space. The Company's Government backlog increased $0.5 million under its H-3 helicopter contract. These increases were offset by reductions in government backlog of $2.3 million due to completion or expiration of various contracts offset partially by additional sales.

The Company's commercial backlog at December 31, 1998 increased 51% due to increased sales of $10.5 million in commercial contracts. Commercial backlog increased $10.7 million at the Dothan and Victorville facilities due to increased commercial maintenance contracts. This increase was partially offset by a reduction of $0.2 million in commercial backlog at the Company's Pemco Engineers subsidiary.

                                         1998           1997

     Firm, unfunded Backlog       $42.5 million    $37.0 million

     Estimated sales to be         $227 million     $185 million
     derived from backlog
     contracts

The $227 million of estimated backlog is associated with the option periods for the KC-135 contract and the Space Vector CTTS program. The Company estimates that $111.5 million of its December 31, 1998 backlog will be filled in 1999.


H.   RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. Except as noted below with respect to Government Furnished Material ("GFM"), the Company experienced no significant shortages of raw material essential to its business during 1998 and does not anticipate any shortages of critical commodities over the longer term. Predicting the availability of supplies is extremely difficult because so many factors causing such possible shortages are outside the Company's control.

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

A significant portion of the equipment and components used by the Company in the fulfillment of its services under United States Government contracts is furnished without charge to the Company by the U.S. Government. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The Company has encountered late delivery of GFM in 1994, 1995, 1996, 1997 and 1998, and as a result, experienced a disruption in scheduled work flow. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations below)

I.   PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

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

J.   ENVIRONMENTAL COMPLIANCE

In December, 1997, the Company received an inspection report from the Environmental Protection Agency (EPA) documenting the results of an inspection on September 9, 1997 at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken action to correct the items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from EPA proposing penalties of $225,256. The Company disagreed with the citations and contested the penalties.

On December 21, 1998 the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the Company has agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three year period.

In response to an inspection conducted by the Environmental Protection Agency (EPA) in June 1997, the Company entered into informal discussions regarding alleged violations under the Toxic Substances Control Act (TSCA) related to PCB-contained electrical equipment located on the Birmingham, Alabama facility. On October 5, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding such alleged violations of TSCA and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint. Under the CACO, the Company agreed to pay a penalty of $91,800 over a three year period.

The Company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.
The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the Company's capital expenditures, earnings and competitive position.

K.   EMPLOYEES

On December 31, 1998, the Company employed 2,170 persons. Approximately 1,529 of these persons are covered under collective bargaining agreements with the United Auto Workers (UAW), International Aerospace and Machinists (IAM), and other unions. Of the union employees, approximately 1,504 are represented by the UAW or by the IAM. The Company's contract with its UAW employees expired in July of 1996 and the employees voted to stop work. On March 21, 1997, the UAW employees ratified a new three year agreement ending the work stoppage. The UAW bargaining agreement covers employees at the Company's Birmingham, Alabama and the former Leeds, Alabama locations. Union employees at the former Hayes Targets division who did not accept employment with the purchaser of the Hayes Targets' assets were transferred to the Birmingham facility in accordance with the terms of the union contract.

On August 24, 1997 the IAM employees voted to stop work.  On
September 14, 1997, the IAM bargaining unit ratified a new three year agreement and returned to work on September 15, 1997.

Approximately 25 of the Company's 2,170 employees are employed on a part-time basis.

Item 2.  Properties.

All of the Company's properties are generally well maintained and in good operating condition.


Precision Standard, Inc. Executive Offices and Pemco World Air
Services Marketing Offices - Denver, Colorado

Precision Standard, Inc. has its executive offices in approximately 2,500 square feet of leased space in Denver, Colorado. The lease commenced April 4, 1998 and expires April 30, 2003 with an option to renew at the prevailing market rate for an additional 5 year term. As part of its plan to reduce operating expenses the Company relocated its executive offices to this location from downtown Denver during the second quarter of 1998. The Company sublet its former office during the third quarter of 1998 for slightly less than its remaining lease obligation. The lease for the sublet office space expires in May, 2000. Pemco World Air Services maintains offices at the same location for Marketing, Sales, Product Support and Engineering departments and occupy approximately 7,500 square feet.

The Government Services Group - Birmingham, Alabama

The Government Services Group is located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 204 acres of land with approximately 1,900,000 square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 54,904 square foot general office building which houses the administrative staff. Available ramp area exceeding 3,000,000 square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower which supplements the FAA-managed municipal air control tower and a fire fighting unit which supplements fire fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

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

The Victorville Facility

The Company's facility is located at Southern California International Airport in Victorville, California. This west coast facility consists of more than 200,000 square feet of hangar, manufacturing and warehouse space with access to runways, tower services, and ramp space. The main hangar can fully enclose a MD-11 aircraft. Located at the former George Air Force Base, the runways, taxiways and more than four million square feet of ramp space are capable of handling any aircraft in operation without the restrictions found at most California airports. The facility opened and received approval as an FAA repair station on July 19, 1998.

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

Item 3.  Legal Proceedings.

On November 3, 1997, a Jefferson County, Alabama jury returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages in Stevenson v. Pemco Aeroplex, Inc.. Various post-trial motions resulted in the trial court reducing the verdict to $1 million in compensatory damages. Pemco and the plaintiff have both appealed this decision to the Alabama Supreme Court. Pemco's appeal argues, among other issues, that the jury's exoneration of the individual supervisor means that Pemco cannot have any liability to the plaintiff for the alleged wrongdoing by such individual. The Company intends to vigorously pursue reversal of this decision.

A purported class action was brought against the Company and its Pemco Aeroplex subsidiary in May, 1997 on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Workers (UAW) union employees who were terminated upon settlement of such strike. The Complaint was served on June 3, 1997 in Bradley v. Pemco Aeroplex, Inc., et al. filed in the Circuit Court of Jefferson County, Alabama. Trial was scheduled in October, 1998, but that trial date was vacated and no new date has been set.

The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed certain engineering work for the development of the STC. Refer to the Company's previous filings on Form 10-K and Form 10-Q for details on the individual cases.

In November, 1997, the Company's Danish subsidiary, Pemco World Air Services A/S was placed in involuntary bankruptcy in Denmark. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. Based on preliminary information provided to the Company during 1998, additional claims have been filed by creditors against the bankruptcy estate. While these additional claims could be as much as $15 million, the Company believes, based on partial information, that $11 million of these additional claims is comprised of one or more claims seeking consequential damages. The Company does not have sufficient information at this time to determine whether these consequential damages or other claims could be recovered from the Company under Danish law. The Company intends to vigorously defend itself against these claims if and to the extent they are ultimately asserted against the Company.

On October 9, 1998, an action was brought against the Company by Sterling Airways A/S in Bankruptcy ("Sterling") in District Court in and for the City and County of Denver, Colorado state court alleging breach of contract and seeking payment for parts and materials supplied to Company's former Danish subsidiary Pemco World Air Services A/S in bankruptcy. The complaint alleges that the Company guaranteed certain obligations to Sterling and seeks damages of approximately $1.4 million. The Company filed a motion to dismiss the Complaint, which was denied by the court on January 13, 1999.

In May 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 are not required to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX and others. The complaint filed in U.S. District Court of the Northern District of California, also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. Pemco Aeroplex has filed a motion to stay the action pending resolution of the underlying cases.

On February 8, 1999, the U.S. Court of Appeals for the 11th Circuit upheld the U.S. District Court's dismissal of a civil action brought by the United States of America against the Company's Pemco Aeroplex subsidiary in 1997 alleging violations of the False Claims Act and seeking damages for contract claims.

In December 1997, the Company received an inspection report from the Environmental Protection Agency (EPA) documenting the results of an inspection on September 9, 1997 at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken action to correct the items raised by the inspection. On April 2, 1998, the Company received a complaint and compliance order from the EPA proposing penalties of $225,256. The Company disagreed with the citations and contested the penalties. On December 21, 1998, the Company and EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the Company has agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three year period.

In response to an inspection conducted by the Environmental Protection Agency (EPA) in June 1997, the Company entered into informal discussions regarding alleged violations under the Toxic Substances Control Act (TSCA) related to PCB-contained electrical equipment located on the Birmingham, Alabama facility. On October 5, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding such alleged violations of TSCA and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint. Under the CACO, the Company agreed to pay a penalty of $91,800 over a three year period.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the Company and its subsidiary, Pemco Aeroplex, Inc., by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex, Inc. are also pending in Alabama state court. The Company believes that no one of these claims is material to the Company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers' compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims.

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company's financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of the Company's shareholders in the fourth quarter of fiscal 1998.

Item 5.  Market for Company's Common Equity and Related Stockholder
Matters.

By letter dated November 20, 1997, the Company was notified by the Nasdaq Stock Market (Nasdaq) of its concern regarding the continued listing of the Company on the Nasdaq National Market ("National Market") pursuant to the National Market's corporate governance rules because of the Company's failure, among other things, to maintain a minimum bid price of $1.00 per share for the ten consecutive trading dates prior to the notice. After a hearing on January 29, 1998 before a Nasdaq Listing Qualifications Panel, (the "Panel"), the Company was informed by the Panel that the Company would be moved to the Nasdaq SmallCap Market and that it must effect a reverse stock split sufficient to meet or exceed the $1.00 minimum bid price requirement on or before April 15, 1998. As a result, the Company's Shareholders approved a 1-for-4 reverse stock at a special meeting on April 15, 1998, effective on that date.

As a result of the 1-for-4 reverse stock split, each four issued shares of the Company's common stock held on the record date was automatically converted into one share of Common Stock. No fractional shares were issued and no cash was paid for fractional shares. Instead, each fractional share was rounded up to a whole share. As of March 30, 1999, the Company's common stock trades on the Nasdaq SmallCap Market pursuant to certain exceptions under the symbol "PCSNC". Approximately 51% of the outstanding shares of record of the Company's common stock are held by Matthew L. Gold, the Company's Chairman, President and Chief Executive Officer.

The following table sets forth what the Company believes to be the range of high and low bid quotations for its common stock on a quarterly basis for each of the Company's last two fiscal years. Quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.



                                        Bid Quotations (1)
                                        High       Low

          1997

          March 31, 1997                $6-1/2    $4-1/2
          June 30, 1997                 $6-1/2    $4-1/4
          September 30, 1997            $5-3/4    $4
          December 31, 1997             $4-1/2    $1-1/2

          1998

          March 31, 1998                $2-1/4    $3
          June 30, 1998                 $4        $4
          September 30, 1998            $3-7/8    $3-7/8
          December 31, 1998             $3-5/8    $3-5/8

(1) All prices reflect the 1-for-4 reverse stock split described above.

On December 31, 1998, there were 3,977,721 shares of common stock issued and outstanding held by 220 owners of record, which the Company believes were held by more than 500 beneficial owners.

The Company has never paid cash dividends on its common stock and currently intends to continue that policy indefinitely.

Item 6.  Selected Financial Data.

   Consolidated operating data for the Company is as follows
(in thousands of dollars):

                   Year        Year      Year      Year      Year
                  Ended       Ended     Ended     Ended     Ended
                12/31/98   12/31/97(1) 12/31/96  12/31/95  12/31/94

Net Sales       $141,770    $122,258  $130,858  $154,658  $148,495


Income (loss)      9,389    (22,207)   (2,353)    2,583     6,812
 from
 operations

Net Income        10,054    (33,150)   (3,960)    (3,811)   11,227
 (loss)

Net Income          2.53      (9.19)    (1.27)     (1.24)     2.68
 (loss) per
 common share -
 diluted


Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

                 Year       Year        Year      Year      Year
                 Ended      Ended       Ended     Ended     Ended
               12/31/98   12/31/97(1) 12/31/96  12/31/95  12/31/94

Working        $ 3,286    ($27,911)    $9,180   $21,122   $14,277
 Capital

Total           49,469      46,333     59,274    80,971    80,776
 Assets


Long term       21,824           0     11,104    25,787    14,925
debt

Other            3,064       6,157      5,178    10,790    15,671
Liabilities

Stockholders'
 equity
 (deficit)      (6,040)    (16,337)    13,128    13,874    12,515

(1) Excludes the amounts related to the Company's Danish subsidiary. See Notes to the Consolidated Financial
     Statements.

Item 7.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations.

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as Item 8.

During 1998 the Company accomplished the major objective of the restructuring program which it began to implement in 1997, restoring the Company to profitability. Net income was $10.1 million for 1998, including the gain on the sale of Hayes Targets discussed below. The Company plans to continue implementation of the restructuring program in 1999.

Restructuring Program

In 1997, the Company implemented a company-wide operational, management, and financial restructuring program to more effectively organize its operating units and aid the Company in returning to profitability. This program, coupled with the Company's 1998 retention of Houlihan, Lokey, Howard & Zukin, an investment banking firm, to explore various strategic alternatives to enhance shareholder value, including the possible sale of one or more operating units, demonstrates the commitment of management to take all necessary measures to restore the Company to profitability.

As part of the restructuring, the Company sold the assets relating to its Hayes Targets division, eliminated and consolidated the Executive Group Vice Presidents position and delegating the function's responsibilities to unit managers, and relocated and consolidated the product support, engineering, marketing, and sales functions, and the executive offices located in Denver, Colorado to less expensive offices.

Sale of Hayes Targets Assets

On January 29, 1998, the Company's Pemco Aeroplex subsidiary sold the assets relating to its Hayes Targets division to affiliates of Meggitt PLC for approximately $4.8 million. The division, located in Leeds, Alabama, developed and manufactured supersonic and subsonic aerial tow targets for weapon system development and wing tip infrared pods for the protection of military aircraft used by U.S. and foreign military customers. The consideration for the sale was based on the estimated fair market value of the assets.

Results of Operations

KC-135 Contract

The Company first performed Programmed Depot Maintenance (PDM) on KC-135 aircraft in 1968 and has since processed over 3,000 such aircraft. In 1994, the Company was awarded a new, seven year PDM contract (one base year and six option years) and is currently performing work under the (fourth option year) of those seven years. Prior to this new contract, the Company had performed PDM on KC-135 aircraft under a five year contract awarded in 1990. The Company's KC-135 contract with the U.S. Government accounted for approximately 39% of the Company's total revenues in 1998, 40% in 1997 and 42% in 1996.

The Company's contract for the third option year of the KC-135 contract was amended in 1997 to include additional pricing, additional workscope, incentive provisions, and limited cost/benefit sharing provisions. The U.S. Government delivered 45 aircraft to the Company under the first year of the 1994 contract, 34 aircraft under the first option year, 20 aircraft under the second option year, and 35 aircraft during the third option year. The government currently has scheduled 37 aircraft under the fourth option year, which began on October 1, 1998.

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

Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. On October 13, 1998, Pemco filed a complaint in U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air Force to comply with applicable federal laws as recommended by the GAO.

Twelve months ended December 31, 1998
Versus twelve months ended December 31, 1997

Revenues for the year ended 1998 increased approximately 16% from $122.3 million in 1997 to $141.8 million in 1998. Government sales increased 9.0% in 1998, from $72.0 million in 1997 to $78.4 in 1998. Commercial sales increased 25.9% in 1998, from $50.3 million in 1997 to $63.4 million in 1998.

If the Hayes Targets operating unit is eliminated from revenue in both years the Company's remaining operating units increased revenues 19.3% from $118.9 million in 1997 to $141.8 million in 1998. Government sales would increase 9.9% in 1998, from $71.3 million in 1997 to $78.4 in 1998. Commercial sales would increase 33.3% in 1998, from $47.5 million in 1997 to $63.4 million in 1998.

The Company's mix of business between government and commercial customers shifted from 41% commercial and 59% government in 1997 to 45% commercial and 55% government in 1998. Removing Hayes Targets from the 1998 revenue would not change the mix. Removing Hayes Targets in 1997 would shift the mix by 1% with commercial decreasing and government increasing.

The $6.4 million increase in government sales in 1998 was due primarily to increased throughput and deliveries on the H-3 helicopter contract at the Dothan facility, $4.9 million, additional sales under the KC-135 PDM contract of $1.3 million, and drop in work on C-130s, primarily paint and strip, in the amount of $1.2 million. Other government contracts combined for a net decrease of approximately $0.9 million from 1997 with the decrease due principally to the Space Vector facility which decreased $1.1 million.

Commercial aircraft maintenance and modification sales increased
$16.2 million at the Company's operations in Dothan, Alabama and Victorville, California due primarily to increases in maintenance related revenues.

Commercial sales for 1998 increased $1.5 million at the Company's
Pemco Engineers division and decreased $1.2 million at Pemco
Nacelle.

Cost of sales decreased from $121.1 million for the year ended
December 31, 1997 to $116.3 million during 1998. The gross margin percentage increased from 1.0% in 1997 to 17.9% in 1998.

Selling, general and administrative expenses increased from $13.9 million in 1997 to $15.6 million in 1998, but decreased as a percentage of sales from 11.4% in 1997 to 11.1% in 1998.

Interest expense was $3.4 million in 1998 versus $1.8 million in 1997. Interest for the year was impacted by a higher effective interest rate on the Company's Revolving Credit facility and interest payments to vendors. The effective average interest rate on the Revolving Credit facility was approximately 10.0% during 1997 and 11.25% in 1998. Interest expense was favorably impacted by the forgiveness of $1.3 million of interest by the Company's lender, Bank of America, $0.6 million of which was recorded in 1996, $0.3 million in 1997, and $0.1 million in 1998. The balance of $0.3 million will be reflected as yield adjustment through 2001.

The Company recorded other income of $2.3 million in 1998 versus $0.4 million of other expense in 1997. The 1998 other income reflects a gain on the sale of its Hayes Targets operating unit discussed above of $3.1 million, offset by $.08 million of other operating expenses.

The Company recorded a $1.7 million tax benefit in 1998 versus a $9 million of income tax expense in 1997. (See Notes to the Consolidated Financial Statements)

Twelve months ended December 31, 1997
Versus twelve months ended December 31, 1996

In November, 1997, the Company's Pemco World Air Services A/S subsidiary in Copenhagen, Denmark (the "Danish subsidiary") was placed in bankruptcy. As a result, the Company's financial statements for 1997 excluded revenues and operating expenses generated by the Danish subsidiary with the net impact of deconsolidation having been classified as a component of the restructuring charge. (See Notes to the Company's Consolidated Financial Statements for year ended December 31, 1997)

Revenues for the year ended 1997 decreased approximately 7% from $130.9 million in 1996 to $122.3 million in 1997. The decrease was due in part to the deconsolidation of the Danish subsidiary which had contributed $10.5 million in revenues in 1996. Additionally, government sales decreased 13% in 1997, $84.1 million in 1996 to $73.3 in 1997. Commercial sales increased 6% in 1997, from $46.8 million in 1996 to $50 million in 1997. The Company's mix of business between government and commercial customers shifted from 36% commercial and 64% government in 1996 to 39% commercial and 61% government in 1997. The mix of business was also impacted by the elimination of commercial revenues previously generated by the Danish subsidiary.

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

The Company recorded $9 million of income tax expense in 1997 versus $2.3 million in 1996. The increase in tax expense resulted from an increase in the deferred tax valuation allowance to fully reserve for deferred tax assets at December 31, 1997. (See Notes to the Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

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

The Warrant permitted Bank of America to purchase from the Company 1,053,938 shares of the Company's Common Stock at an aggregate purchase price of $0.96 per share, subject to certain adjustments for changes in the Company's Common Stock and for dilutive issuances dating back to 1988, any time before September 9, 2000.

The Company subsequently agreed to repurchase the Warrant over a period of six quarters beginning August 31, 1997 with cash or by the issuance of Common Stock with a value equal to the redemption price. The Company was committed to exercise its right to repurchase the Warrant with shares of Common Stock, only if the Shares when issued are the subject of an effective registration statement and immediately publicly tradable. Effective December 31, 1997, the Shares underlying the Warrant were registered with the Securities and Exchange Commission. On December 31, 1997, the Company issued 324,538 Shares for the redemption due on August 31, 1997, and 102,941 Shares for the redemption due on October 31, 1997. Also on December 31, 1997, the Company issued 36,858 shares in payment of interest due under the Warrant. During 1998 the Company issued approximately 360,000 shares to redeem the balance of the Warrant. All redemptions were made on a net issuance basis.

The Credit Agreement and the Subordinated Agreement with Bank of America also provided for the forgiveness of approximately $1.3 million of accrued but unpaid interest in 1996. The Company recognized approximately $0.6 million of the forgiven interest in 1996 and $0.3 million in 1997. During 1998, the Company recognized $0.1 million and the balance of the $0.3 million will be recorded over the period 1999 through 2001 as a yield adjustment on the remaining debt balance.

On August 8, 1997, the Company executed an agreement with a new primary lender for a revolving credit facility that allows the Company to borrow up to $20 million. While this new loan has provided the Company with significantly greater flexibility in its cash management, it has not completely cured the Company's persistent cash flow problems. The amount of funds available to borrow under the new revolving credit facility is tied to percentages of accounts receivable and inventory. Interest on the new revolving credit facility accrues at prime rate plus 1.5% with provisions for adjustments in the interest rate based on specific operating performance targets.

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

The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts, including those with respect to working capital, tangible net worth, and losses in a quarter. The Company has informed its lender of certain violations of such covenants and has obtained waivers through December 31, 1998. Additionally, the Bank amended the financial covenants for fiscal year 1999. Based on projections for 1999, the Company believes it will be in compliance with the amended covenants throughout 1999. However, there can be no assurance that the Company will be able to meet the amended covenants during 1999.

The Company's cash resources in 1998 continued to be strained due to delays and reductions in progress payments for amounts billed to the U.S. Government and increased workloads under government and commercial contracts.

The Company intends to update or replace its outdated, multi-type financial information systems during 1999. The hardware, software and implementation costs will be approximately $4.5 million and will be incurred over a one year period. The costs of the systems are being financed by various vendors over periods of approximately 36 to 42 months. Currently, the Company has no other commitments for any material capital expenditures.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending December 31, 1998, 1997, and 1996.

The Company generated net income of $10.1 million versus a loss of $33.2 million in fiscal year 1998 and 1997, respectively. Cash generated from operations amounted to $4.0 million in 1998 versus a use of cash amounting to $.5 million in 1997. $8.4 million use of cash in 1998 related to increases in accounts receivable compared to $2.2 million use of cash in 1997 related to same. The Company generated proceeds from the sale of the Hayes Targets division in the amount of $4.8 million and repaid $2.0 million in debt in 1998.

Net inventory decreased $1.8 million in 1998, $2.0 million in 1997, and $3.1 million in 1996. Progress payment balances on U.S. Government contracts and net commercial customer deposits were $20.7 million, $17.5 million and $27.9 million and work in process was $30.2 million, $26.7 million and $43.6 million at December 31, 1998, 1997, and 1996, respectively. Progress payment balances and net customer deposits as a percent of gross work in process for each of the three years were 69%, 65%, and 64%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts. Progress payments on these contracts are based on costs incurred, and thus the level of payments received is inversely related to the level of profitability of the Company's contracts.

Accounts payable and accrued expenses were $29.2 million at December 31, 1998 versus $31.7 million at December 31, 1997.
Accounts payable and accrued expenses decreased in 1998 due to efforts of the Company to pay down its trade debt.

Capital improvements amounted to $0.7 million, $0.5 million, and $1.3 million in 1998, 1997 and 1996, respectively. Additionally, the Company made principal payments to one of its lenders of $0.6 million, $6.0 million, and $15.0 million in 1998, 1997, and 1996, respectively, as well as $0.1 million, $0.4 million, and $0.6 million on various capital leases.

Summary of Unaudited Financial Data:
     Unaudited quarterly financial information is as follows:

                                     Quarter Ended

                     March 31,     June 30,      Sept. 30     Dec. 31,
                       1998          1998          1998         1998


Net sales          $34,453,916    $39,219,256   $32,091,484  $36,005,283
Gross profit         6,640,494      8,515,590     6,088,413    4,188,715
Net income           4,537,682      2,781,927     1,518,691    1,215,496
Net income per
 share:
   Basic           $      1.23    $       .73   $       .39  $       .30
   Diluted         $      1.15    $       .71   $       .38  $       .29



                                     Quarter Ended

                    March 31,      June 30,       Sept. 30,    Dec. 31,
                      1997           1997           1997         1997

Net sales          $35,017,730    $35,715,685   $28,742,054  $22,782,966
Gross profit         3,215,882     1,272,635      (380,425)  (2,923,403)
Net loss            (2,527,382)   (4,989,616)   (6,001,744) (19,631,264)
Net loss per
 share:
   Basic           $     (.79)    $    (1.56)   $    (1.91)  $    (4.93)
   Diluted         $     (.79)    $    (1.56)   $    (1.91)  $    (4.93)








CONTINGENCIES

A material adverse effect on the Company's financial position and liquidity could result if the Company is not successful in its defense of its legal proceeding. (See discussion under Item 3.
Legal Proceedings)

Year 2000 Compliance

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

Internal Infrastructure

The Company's assessment of existing computer systems has revealed that a portion of its existing software programs and hardware are not Year 2000 compliant. The Company believes that it has identified most of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business.

Based on information gathered to date, the Company has taken steps to address the potential impacts of year 2000 compliance on its financial accounting, manufacturing, and production systems. For most operating units the primary focus in achieving year 2000 compliance will be relatively minor upgrades to existing systems.

The Company has determined that one of its operating units will require a major system replacement. A study has been conducted and a replacement system chosen. Implementation was begun during the first quarter of 1999 and is currently scheduled for completion at the end of the third quarter, with cut over to the new system during the first two weeks of the fourth quarter. The new system is Oracle based and runs on a Hewlett Packard server.

In addition to the Y2K issue, the system substantially improves the Maintenance Repair & Overhaul (MRO) process and the Company anticipates improved efficiencies.

The Company does not presently exchange data electronically with outside entities and its production capability does not rely on systems such as Just In Time Inventory. The Company has determined that its production and manufacturing operations could continue through the use of manual systems, if necessary, and therefore, the impact, if any, of Year 2000 failures by outside entities should not be material to the Company's operation or financial condition.

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

Customers and Suppliers

The Company does not foresee any serious Year 2000 Problems occurring with its vendors and customers. Although the Company has not yet received any written assurances of compliance, it has requested statements of Year 2000 compliance from its vendors. While it is not possible to predict all issues which could arise relating to a supplier, the Company believes that it has multiple sources for most of the materials and supplies it presently procures from vendors or third party contractors. Unless a national or global problem occurs, the Company believes it will be able to continue production while it seeks to rectify any supplier issues that may arise. Because the Company's primary customers include the U.S. Government and large corporations with substantial financial resources, the Company believes that these customers are taking appropriate steps to protect themselves, and indirectly, the Company from business losses resulting from Year 2000 issues.Although it is not possible to quantify the effects year 2000 compliance will have on the Company's customers or suppliers, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

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

Total hardware, software, networking, and implementation costs for the Company's year 2000 compliance efforts are estimated at approximately $4.5 million which will be incurred over a one year period. The costs are being financed by various vendors over periods of 36 to 42 months.

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

Pending Accounting Pronouncement

The AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expense). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is effective for financial statements for fiscal years beginning after December 15, 1998 and is not expected to have a material effect on the financial statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit as noted in Note 7 to the Consolidated Financial Statements and bears interest at prime plus 1.5% (11.25% at December 31, 1998). If the prime rate increased 100 basis points, the effect on net income would approximate a $150,000 reduction in net income.

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

          Report of Independent Public Accountants

          Schedule II - Valuation and Qualifying Accounts









            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Precision Standard, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PRECISION STANDARD, INC. (a Colorado corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Denver, Colorado                        ARTHUR ANDERSEN LLP
March 30, 1999






            PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997

                             ASSETS

                                           1998          1997

Current assets:
  Cash and cash equivalents           $   192,777   $    369,334
  Accounts receivable, net             17,433,932     10,138,430
  Inventories                          15,286,003     17,047,983
  Prepaid expenses and other              995,126      1,045,564
       Total current assets            33,907,838     28,601,311

Property, plant, and equipment,
  at cost:
  Leasehold improvements               11,242,095     10,826,369
  Machinery and equipment              18,655,984     19,298,310
                                       29,898,079     30,124,679

   Less accumulated depreciation      (19,251,596)   (17,991,714)

       Net property, plant and
       equipment                       10,646,483     12,132,965

Other non-current assets:
  Prepaid pension costs                 2,888,484      4,106,609
  Intangible assets, net                  482,751        741,241
  Related party receivable                269,824        269,824
  Deposits and other                    1,274,069        480,593
                                        4,915,128      5,598,267
      Total assets                   $ 49,469,449    $46,332,543




           The accompanying notes are an integral part of these consolidated balance sheets.













            PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             1998          1997
Current liabilities:
  Current portion of debt              $ 1,453,444    $24,784,318
  Accounts payable and
   accrued expenses                     29,168,418     31,728,406

      Total current liabilities         30,621,862     56,512,724

Long-term debt                          21,823,754              0
Other long-term liabilities              3,063,998      6,156,965
      Total liabilities                 55,509,614     62,669,689

Commitments and contingencies
   (See Notes)

Stockholders' equity (deficit):
 Common stock, $.0001 par value,
   300,000,000 shares authorized,
   3,977,721 issued and outstanding
   at December 31, 1998 and
   3,614,872 issued and outstanding
   at December 31, 1997                        398            361
  Additional paid-in capital             4,768,370      4,764,224
  Accumulated deficit                  (10,808,933)   (20,862,729)
  Accumulated other comprehensive
   income                                        0       (239,002)

      Total stockholders' deficit       (6,040,165)   (16,337,146)
      Total liabilities and
       stockholders' deficit           $49,469,449    $46,332,543

           The accompanying notes are an integral part of these consolidated balance sheets.







               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         for the years ended December 31, 1998, 1997 and 1996

                                1998           1997          1996

Net sales                   $141,769,939   $122,258,435  $130,857,722
Cost of sales                116,336,627    121,073,746   115,675,503
     Gross profit             25,433,312      1,184,689    15,182,219

Selling, general, and
  administrative expenses     15,641,480     13,893,835    17,135,410
Restructuring and other
  charges                              0      6,926,899             0
Litigation and contingency
  provisions                     277,763      1,624,800             0
Research and development
  expense                        124,999        945,779       400,227
     Income (loss) from
      operations               9,389,070    (22,206,624)   (2,353,418)

Other (income) expense:
  Interest                     3,367,720      1,529,538     2,514,889
  Other, net                  (2,340,509)       405,711    (3,240,904)
    Income (loss) before
       income taxes            8,361,859    (24,141,873)   (1,627,403)
Provision (benefit) for
    income taxes              (1,691,937)     9,008,133     2,332,143

     Net income (loss)      $ 10,053,796   $(33,150,006) $ (3,959,546)

Net income (loss) per
 common share:
      Basic                 $       2.65   $      (9.19) $      (1.27)
      Diluted               $       2.53   $      (9.19) $      (1.27)

Weighted average common
 shares outstanding:
      Basic                    3,801,000      3,608,000     3,119,000
      Diluted                  3,980,000      3,608,000     3,119,000



         The accompanying notes are an integral part of these
                       consolidated statements.







                         PRECISION STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  for the years ended December 31, 1998, 1997 and 1996
                          (Dollars and shares in thousand's)
                                                                                      Accumu-
                                                                                      lated-
                                                 Minimum                              Other    Compre-
                               Add'l      Ret.   Pension                  Deferred    Compre-  hensive
                Common Stock  Paid-in     Earn.  Liab.     Treas. Stock   Compensa-   hensive  Income
                   Shares     Capital    (Def.)  Adjust.   Shares Amount  tion        Income   (Loss)
Balance,
 December 31,
  1995              3,198     $5,144  $ 16,247   $(7,017)     84   $(559)   $(87)     $   146  $

Exercise
 of stock
 options               14          3         0         0       0       0       0            0

Issuance of
 restricted
 shares                 3         12         0         0       0       0       0            0

Retirement of
 treasury
 shares               (84)      (559)        0         0     (84)    559       0            0

Amortization
 of deferred
 compensation           0          0         0         0       0       0      87            0

Minimum
 pension
 liability
 adjustment             0          0         0     3,097       0       0       0            0     3,097

Foreign
 currency
 translation
 adjustment             0          0         0         0       0       0       0           14        14

Net loss                0          0    (3,959)        0       0       0       0            0    (3,959)


Comprehensive
 loss                   0          0         0         0       0       0       0            0      (848)

Balance,
 December 31,
 1996               3,131      4,600    12,288    (3,920)      0       0       0          160

Exercise
 of stock
 options               20          0         0         0       0       0       0            0

Issuance of
 shares for
 warrants             464        164         0         0       0       0       0            0

Minimum
 pension
 liability
 adjustment             0          0         0     3,920       0       0       0            0     3,920

Foreign
 currency
 translation
 adjustment             0          0         0         0       0       0       0         (399)     (399)

Net loss                0          0   (33,150)        0       0       0       0            0   (33,150)

Comprehensive
  loss                  0          0         0         0       0       0       0            0   (29,629)

Balance,
 December 31,
 1997               3,615      4,764   (20,862)        0       0       0       0         (239)

Exercise
 of stock
 options                2          4         0         0       0       0       0            0

Issuance of
 shares for
 warrants             361          0         0         0       0       0       0            0


Foreign
 currency
 translation
 adjustment             0          0         0         0       0       0       0          239       239

Net income              0          0    10,054         0       0       0       0            0    10,054

Comprehensive
 income                 0          0         0         0       0       0       0            0    10,293

Balance,
 December 31,
  1998              3,978     $4,768  $(10,809)  $     0       0   $   0    $  0      $     0


                               The accompanying notes are an integral part
                                    of these consolidated statements.


























                      PRECISION STANDARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the years ended December 31, 1998, 1997 and 1996

                                       1998           1997         1996

Cash flows from operating
  activities:
 Net income (loss)                $  10,053,796  $(33,150,006) $ (3,959,546)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
Depreciation and amortization         2,395,659     2,515,680     2,763,419
Provision (benefit) for
  deferred taxes                     (2,525,231)    8,864,625     2,136,392
Restructuring and other charges               0     6,926,899             0
Litigation and environmental
  contingencies                         277,763     1,624,800             0
Pension cost in excess of
  funding                             1,218,125     1,403,779        77,034
Provision for losses on
  receivables                           293,583       793,129       290,852
Provision for warranty expense                0             0       173,778
Provision for reduction in
  inventory valuation                         0             0       346,027
Provision for losses on
  contracts-in-process                1,657,137       727,687     1,286,669
Interest expense - warrants                   0       163,999             0
Loss (gain) on sale of division      (3,119,799)            0       233,499
Changes in assets and liabilities:
  Accounts receivable, trade         (8,381,091)   (2,197,281)    4,521,541
  Request for Equitable
   Adjustment (REA)                           0             0    12,244,522
  Inventories                           133,581     1,949,978    (3,145,912)
  Prepaid expenses and other            (38,028)     (151,436)       62,191
  Deposits and other                   (793,476)            0             0
  Accounts payable and accrued
    expenses                         (3,279,514)      539,742      (704,474)

Total adjustments                   (12,161,291)   23,161,601    20,285,538

Net cash provided by (used
in) operating activities             (2,107,495)   (9,988,405)   16,325,992
Cash flows from investing
 activities:
Proceeds from sale of assets                  0             0       393,320
Proceeds from sale of division        4,790,000             0             0
Capital expenditures                   (746,300)     (495,829)   (1,325,481)
     Net cash provided by
      (used in) investing
      activities                      4,043,700      (495,829)     (932,161)




Cash flows from financing
 activities:
  Proceeds from issuance of
   common stock                               0             0         2,567
  Proceeds from exercise of
   stock options                          4,183             0             0
  Payment of debt issuance
   costs                                      0      (719,848)            0
  Net borrowings (repayments)
   under revolving credit
   facility                            (878,736)   16,427,130             0
  Principal payments under
   long-term borrowings              (1,238,209)   (6,036,914)  (15,625,127)
     Net cash provided by
      (used in) financing
      activities                     (2,112,762)    9,670,368   (15,622,560)

     Net decrease in cash
      and cash equivalents             (176,557)     (813,866)     (228,729)
Cash and cash equivalents,
 beginning of year                      369,334     1,183,200     1,411,929
Cash and cash equivalents,
 end of year                      $     192,777  $    369,334  $  1,183,200

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                      $   3,425,146  $  1,776,935  $    869,683
    Income taxes                  $     315,566  $     28,508  $    137,000
Supplemental disclosure of
noncash investing and
financing activities:
  Interest capitalization         $           0  $          0  $  2,207,799
  Capital lease obligations
   incurred                       $     125,852  $    950,000  $    119,245
  Conversion of accounts
   payable to debt                $     483,973  $          0  $          0
  Forgiveness of debt
   for land                       $      70,000  $          0  $          0

                  The accompanying notes are an integral part
                       of these consolidated statements.













            PRECISION STANDARD, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1998, 1997 AND 1996


1.   ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     Organization and Operations - Precision Standard, Inc. through its operating subsidiaries and divisions (the "Company") is primarily engaged in the maintenance and modification of large transport aircraft; the development and manufacture of rocket launch vehicles and guidance systems; the design and manufacture of cargo handling systems; and the manufacture of precision springs and components. On January 29, 1998, the Company sold its Hayes Targets Division which designed, developed and manufactured aerial target systems. (See Note
     19)

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, except for its Danish subsidiary, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Effective January 1, 1997, the Company's Danish subsidiary has been excluded from the consolidated presentation as a result of a Danish court's decision to grant a supplier's request to place it into bankruptcy. (See Note 19)

     Restructuring and Other Charges - During 1997, the Company implemented a strategic restructuring plan to increase its liquidity and return to profitability. As part of this plan, the Company engaged a financial advisor to explore strategic alternatives which included an evaluation of the sale of one or more of its operating units, ceased funding of its Danish facility upon its being placed in involuntary bankruptcy and reduced overhead.

     In connection with its change in strategy, the Company re-evaluated the carrying amount of deferred costs related to certain long-term programs. As a result of this re-evaluation, the Company recognized a charge of $4.3 million in 1997. Further, in 1997 the Company reclassified losses incurred on its Danish subsidiary primarily related to funding made subsequent to deconsolidation of $2.6 million.

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

     Contract and Program Accounting - The Company recognizes revenue on aircraft principally under the percentage-of-completion method of accounting using an output measure of progress, units of delivery for contracts with provisions for multiple deliveries, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost), for contracts where the units of delivery method is not appropriate. The Company's contracts for its rocket launch vehicles and guidance systems are primarily cost reimbursement contracts. As such, revenues are recorded as costs are incurred and as fees are earned. Provision is made to recognize estimated losses in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount becomes reasonably estimable.

     Major commercial aircraft conversion programs are planned, committed and engineered based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for commercial aircraft programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial aircraft programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries up to 10 years. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the estimated program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for design and engineering, initial tooling and special equipment, new commercial aircraft programs normally have lower operating profit margins than established programs. While the costs associated with the initial design, production and tooling of a program are amortized over the estimated program quantity, the Company periodically reassesses the profitability of the program and records losses if inherent in the program. (See Note 3)

     Research and Development, General and Administrative Expenses-Research and development and general and administrative expenses are charged directly to earnings as incurred except to the extent estimated to be directly recoverable under U.S. Government contracts.

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

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations. Depreciation charged to operations amounted to $2,137,169, $2,397,161, and $2,652,453 for the years ended
     December 31, 1998, 1997, and 1996, respectively.

     Provision for Warranty Expenses - The Company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 1998 and 1997. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Foreign Currency Translation - The financial statements of the Company's foreign subsidiary in Copenhagen, Denmark were measured using local currency as the functional currency which resulted in foreign currency translation adjustments which were recorded in a separate component of stockholders' equity. As further discussed in Note 19, for purposes of the 1997 and 1998 consolidated financial statement presentation, the Danish subsidiary has been excluded from the financial statements as a result of it being placed into involuntary bankruptcy and the cumulative translation adjustment has been eliminated.

     Stock Options and Warrants - The Company uses the intrinsic value method for stock options granted employees under which no compensation is generally recognized for options granted at or above the fair market value of the underlying stock. Stock options, warrants and other equity instruments granted to non-employees are recorded at the fair value of the instrument or the consideration received, whichever is more readily determinable.

     Pending Accounting Pronouncement

     The AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expense). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is effective for financial statements for fiscal years beginning after December 15, 1998 and is not expected to have a material effect on the financial statements.

     Reclassifications - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

2. NET INCOME (LOSS) PER COMMON SHARE - The following table represents the reconciliation of the number of weighted average shares outstanding basic to the number of weighted average shares outstanding diluted:

     For the Year Ended                                 Per Share
     December 31, 1998           Income       Shares     Amount

     Basic earnings per share   $10,053,796  3,801,000    $2.65
     Dilutive securities             -         179,000      .12
     Diluted earnings per
      share                     $10,053,796  3,980,000    $2.53

     Dilutive securities include 5,000 options and 174,000 warrants. Due to losses in 1997 and 1996, the number of potentially dilutive securities outstanding that were excluded from EPS because they were antidilutive are as follows:

                               1997            1996

     Warrant                  626,460       1,053,938
     Options                   17,914         157,015
                              644,374       1,210,953

     Options to purchase 578,843, 216,823, and 201,344 shares of common stock related to 1998, 1997, and 1996, respectively were excluded from the computation of diluted income (loss) per share because the option exercise price was greater than the average market price of the shares.

3.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable as of December 31, 1998 and 1997 consist of the following:

                                            1998         1997
        U.S. Government:
          Amounts billed               $5,418,977   $ 2,390,060
          Recoverable costs and
           accrued profit on progress
           completed - not billed       4,550,909     2,227,495
        Commercial customers:
          Amounts billed                8,079,863     6,060,495
          Recoverable costs and
           accrued profit on
           progress completed -
           not billed                      48,180       640,365
                                       18,097,929    11,318,415
        Less allowance for doubtful
          accounts                       (663,997)   (1,179,985)
        Trade accounts receivable,
          net                         $17,433,932   $10,138,430

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 1998 and 1997.

4.   INVENTORIES

     Inventories as of December 31, 1998 and 1997 consist of the following:

                                         1998          1997

       Work in process               $30,185,239    $26,732,001
       Finished goods                  3,323,814      3,125,830
       Raw materials and supplies      2,967,373      5,987,419
             Total                    36,476,426     35,845,250
          Less progress payments
         and customer deposits       (20,707,662)   (17,451,262)
       Less allowance for estimated
         losses on work in
         process (Note 9)               (482,761)    (1,346,005)
                                     $15,286,003    $17,047,983

     A portion of the above inventory balances relates to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventory on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     Included in work in process are unrecovered costs at the estimated recoverable values of $0 and $899,076 at December 31, 1998 and 1997, respectively. These costs relate primarily to certain over-and-above type work performed on certain government and commercial contracts. Recoverability of these costs is subject to future determination through negotiation or other procedures not complete at the balance sheet dates. All of the unrecovered costs at December 31, 1997 were either evaluated to be not realizable and written off or were settled during 1998.

     Also included in work in process is $1,776,854 and $1,821,640 of deferred production, initial tooling, and related nonrecurring costs (collectively referred to as deferred costs) at December 31, 1998 and 1997, respectively. These costs are related primarily to the Company's 727 and 737 conversion programs. The recovery of these deferred costs is dependent on the number of conversions performed and actual contract prices. Sales significantly under estimates or costs significantly over estimates could result in the realization of substantial losses. Realization of the above is primarily dependent on the profitability of anticipated contracts.
     Based on studies by the Company, management believes there exists a sufficient market to enable the Company to recover these costs.

     At December 31, 1996, the Company estimated that its Dothan facility would derive a significant portion of their revenue for the following two years in connection with their quick change conversion program. At December 31, 1996, approximately $3,000,000 was deferred and included in work in process. Such deferred costs included production costs, engineering and tooling costs incurred since the inception of the program less the cost of units delivered based on anticipated average costs of producing the anticipated units under the program. During 1997, the $3,687,743 in deferred costs associated with this program were written off because the principal customer under this program did not exercise its option for the additional ships.

     The amount of general and administrative costs remaining in inventories at December 31, 1998 and 1997 amounted to $1,864,401 and $1,912,140, respectively, and are associated with government contracts.

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

5.   INTANGIBLE ASSETS

     Intangible assets as of December 31, 1998 and 1997 consist of the following:

                                              1998         1997

      Supplemental type certificates,
      ("STCs") net of accumulated
      amortization of $268,076 and
      $249,536, respectively.             $  102,832   $  121,372
      Deferred debt costs, net               379,919      619,869
                                          $  482,751   $  741,241

     STCs are granted by the Federal Aviation Administration ("FAA") and are being amortized on a straight line basis over 20 years. Amortization charged to operations amounted to $18,540, $18,540, and $148,953 for the years ended December 31, 1998, 1997, and 1996, respectively. Deferred debt costs are being amortized by a method which approximates the level yield method and amounted to $239,950 in fiscal 1998 and $99,979 in fiscal 1997.

6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 1998 and 1997 consist of the following:

                                            1998         1997

      Accounts payable                  $ 9,595,586  $14,529,307
      Accrued liabilities - payroll
       related                            8,056,022    8,706,990
      Current portion of self-insured
       workers' compensation reserve      1,449,461    1,251,834
      Accrued liabilities - other        10,067,349    7,240,275
                                        $29,168,418  $31,728,406

7.   DEBT

     Debt as of December 31, 1998 and 1997 consists of the following:

                                          1998           1997

     Revolving credit facility        $15,548,394    $ 16,427,130

     Senior Subordinated Loan;
        interest at 13.5%,              6,150,000       6,700,000

     Note due to individual;
        repaid in 1998                          0         277,202

     Other obligations; interest from
        6% to 18%, collateralized
        by security interests in
        certain equipment               1,578,804       1,379,986

     Total debt                        23,277,198      24,784,318

     Less portion reflected
       as current                       1,453,444      24,784,318

     Long-term debt, net of
       current portion                $21,823,754     $         0

     On August 8, 1997, the Company entered into a three-year revolving credit facility with a new lender. As part of this transaction, the Company repaid its $5 million Term Credit facility under the Credit Agreement with Bank of America and $500,000 of its Senior Subordinated loan under the Loan Agreement. The amount of funds available to borrow under the new $20 million revolving credit facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, cannot exceed $17 million. There was $1,049,000 available under the facility at December 31, 1998, based on the calculation which defines the borrowing base. Interest rates on the Revolving Credit facility were 11.25% and 10% at December 31, 1998 and 1997, respectively. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

     All scheduled principal amortization for the Senior Subordinated loan has been deferred for the three-year term of the new revolving credit facility. The Senior Subordinated loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001. As a result of the Company selling its Hayes Targets Division (See Note 19), the Company repaid $550,000 of the Senior Subordinated loan.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year.
     Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. As a result of its net worth, the Company was in violation of such covenants at December 31, 1998. On March 30, 1999, the Company's primary lender waived the financial debt covenant violations at December 31, 1998. Additionally, the Bank amended the covenants for fiscal year 1999. However, there can be no assurance that the Company will be able to meet the amended covenants during 1999.

     As a result of renegotiated terms and conditions of its debt and warrant agreements in March 1997, the new agreements in part provided for forgiveness of approximately $1.3 million of accrued but unpaid interest which is being recognized prospectively as a yield adjustment.

8.   STOCK WARRANT

     In connection with the Company's debt financing in 1988, a detachable stock warrant was issued by the Company to its primary lender at that time to purchase 1,053,938 shares of common stock at an exercise price of $.96 per share.

     The Company and its lender modified the warrant agreement in late 1996. The agreement stated that the warrant shall be redeemed on a net basis in installments commencing on August 31, 1997, and the last day of each successive October, January, April, July, and October 31, 1998 on which date the warrant shall be fully redeemed. These redemptions could be made in cash or stock at the option of the Company. Additionally, if the redemptions were not made on the respective redemption dates, the Company must pay interest on the redeemable amount up to the actual redemption date based on the average price of the Company's common stock during the respective period. During 1997, this interest requirement totaled $164,000 and was satisfied with the issuance of 36,858 shares of Company common stock on December 31, 1997, the date on which the Company issued 427,479 shares of common stock for the August 31, 1997 and October 31, 1997 redemptions. During 1998 the Company redeemed the remaining warrants on the applicable redemption dates by issuing approximately 360,000 shares of common stock.

9.   ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS IN PROCESS

     The Company provides for losses on uncompleted contracts in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

     The allowance for estimated losses on contracts in process as of December 31, 1998 and 1997 amounted to $1,657,137 and $2,014,356, respectively. Of these amounts at December 31, 1998 and 1997, $482,761 and $1,346,005, respectively, is reflected as a reduction of work in process inventory.  See
     Note 4. The remaining amounts at December 31, 1998 and 1997 of $1,174,376 and $668,351, respectively, related to commitments to fulfill loss contracts at December 31, 1998 and 1997.

     During 1998, 1997, and 1996, the provisions for estimated losses on contracts in process in the amounts of $1,346,005, $727,687, and $1,286,669, respectively, were recognized through charges to operations.


10.  INCOME TAXES

     The provision (benefit) for income taxes for the years ended
     December 31, 1998, 1997, and 1996 is as follows:




                         1998           1997           1996

     Current:
        Federal      $  212,444    $         0    $         0
        State           620,850        143,508        195,751
                        833,294        143,508        195,751
     Deferred:
        Federal      (2,151,851)     9,416,615      1,974,219
        State          (373,380)      (551,990)       162,173
                     (2,525,231)     8,864,625      2,136,392
                    $(1,691,937)   $ 9,008,133    $ 2,332,143

     The differences between the tax benefits at the federal statutory rate and the provision for income taxes for the years ended December 31, 1998, 1997, and 1996 are primarily due to (decreases)/increases in the deferred tax asset valuation allowance of $(5,034,275), $16,127,650, and
     $2,503,602, respectively.

     Deferred tax assets (liabilities) are comprised of the
     following:
                                        1998             1997

     Prepaid pension costs          $ (1,156,370)    $ (1,622,111)
     Percentage of completion           (351,232)        (903,120)

       Gross deferred tax
         liabilities                  (1,507,602)      (2,525,231)

     Accrued vacation                  1,616,419        1,462,231
     Inventory, accounts
      receivable and other reserves    4,875,702        5,598,688
     Federal and state loss
      carryforwards                    6,859,193       10,051,245
     Intangible assets                    23,503           27,453
     Property, plant, and equipment      554,083          548,400
     Alternative minimum tax credit
      carryforwards                      927,731          695,287
     Foreign corporation net losses    4,425,621        4,425,621
       Gross deferred tax assets      19,282,252       22,808,925
     Deferred tax asset valuation
       allowance                     (17,774,650)     (22,808,925)
     Net deferred tax liability      $         0     $ (2,525,231)

     The Company established a valuation allowance primarily for net operating loss carryforwards and foreign corporation net losses for which realization was considered uncertain. As a result of the Company's losses during 1997 the Company provided an additional valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. In 1998 the Company returned to profitability and generated taxable income for which net operating loss carryforwards were utilized.

     At December 31, 1998, the Company had tax effected federal and state operating loss carryforwards of approximately
     $6,859,193. The loss carryforwards expire at various dates between 2002 and 2012. These loss carryforwards are completely reserved for through the deferred tax valuation allowance.

     The alternative minimum tax credit carryforwards of $927,731, tax effected included in the deferred tax assets at December
     31, 1998 do not expire.

11.  STOCK OPTIONS AND RESTRICTED SHARE PLANS

     Stock Options - On May 29, 1996, the Company's stockholders approved amendments to the Incentive Stock Option and Appreciation Rights Plan and the Nonqualified Stock Option Plan, pursuant to which a maximum aggregate of 750,000 shares of common stock have been reserved for grant to key personnel. The plans expire by their terms on July 10, 1999 and September 8, 1999, respectively.

     Under both plans, the option price may not be less than the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

     Had compensation expense for the Company's stock option plans been determined based on the options fair market value at the grant date, the Company's net income (loss) and net income
     (loss) per share would have been as reflected in the pro forma amounts indicated below:

                               1998           1997          1996

     Net income (loss) -
      as reported       $ 10,053,796   $(33,150,006)  $(3,959,546)

     Net income (loss) -
      pro forma            9,500,895    (33,177,660)   (4,095,768)

     Net income (loss)
      per share, basic
      - as reported              2.65         (9.19)        (1.27)

     Net income (loss)
      per share, diluted
      - as reported              2.53         (9.19)        (1.27)


     Net income (loss)
      per share, basic
      - pro forma                2.50         (9.20)        (1.31)

     Net income (loss)
      per share, diluted
      - pro forma                2.39         (9.20)        (1.31)

     The following table summarizes the changes in the number of shares under option pursuant to the plan described above:


                        Wtd.              Wtd.               Wtd.
                        Avg.              Avg.               Avg.
                        Ex.               Ex.                Ex.
              12/31/98  Price   12/31/97  Price   12/31/96  Price
 Outstanding
  beginning
  of year       234,736  $8.76    358,359  $8.60    298,909  $8.96
 Granted        383,000   3.53      8,833   5.32     93,500   5.48
 Exercised       (1,762)  2.37    (19,874)  5.12    (13,590)  2.64
 Forfeited      (16,664)  2.45   (112,582)  8.60    (20,460)  3.96
 Outstanding
  end of year   599,310   5.53    234,736   8.76    358,359   8.60

 Exercisable
  end of year   343,040           224,777           321,309
 Estimated
  weighted
  average
  fair
  value of
  options
  granted        $2.33              $2.16             $2.36

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for each year; expected volatility of 96%, 72% and 72%; risk-free interest rate of 4.51% to 5.52%; and expected life of 3.43 years for each year. The 1997 and 1996 options granted vest 25% each year, 250,000 of the 1998 options granted vest during 1999 based on performance criteria, not related to the Company's stock price, the remaining 133,000 vested immediately.


The following table summarizes information about stock options outstanding at December 31, 1998:


                           Options Outstanding

                    Number of        Weighted-        Weighted-
   Range of        Outstanding        Average         Average
   Exercise          Options         Remaining        Exercise
    Prices          12/31/98            Life           Price
  2.25 -  3.38        20,467             2.4            2.57
  3.39 -  5.06       454,024             7.0            3.65
  5.07 -  7.59        78,485             4.4            6.69
 17.08 - 25.63        46,334             3.5           18.50
                     599,310             6.3            5.16

                                       Options Exercisable
                              Number of                Weighted-
           Range of           Exercisable              Average
           Exercise           Options at               Exercise
            Prices             12/31/98                  Price

          2.25 -  3.38         20,467                    2.57
          3.39 -  5.06        201,504                    3.92
          5.07 -  7.59         74,735                    6.76
         17.08 - 25.63         46,334                   18.5
                              343,040                    6.43

     Deferred Compensation - In December 1994, the Company adopted a Restricted Share Plan (the Plan) designed to attract, retain, and motivate executive officers of the Company. The Plan authorizes the issuance of 421,628 common shares of beneficial interest pursuant to restricted shares issued under the Plan. In connection with the grant of shares under the Plan, the Compensation Committee determines any vesting requirements. In December of 1994 the Company issued $700,000 of restricted shares which amount was amortized over the period earned by the employee.

12.  EMPLOYEE BENEFIT PLANS

     In 1998 the Company adopted FASB Statement No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits.

     Pension - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham, Dothan, and Leeds, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. Pursuant to this practice, the Company made a contribution of $937,503 in 1996. No contributions were made in 1997 or 1998. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Effective for fiscal 1998 based on prior years negotiations with the union, the Plan was amended. The amendment mandates a benefit increase of $1.00 per employee, and a service year increase of 30 to 35 years.

     Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                          Projected
                                      Benefit Obligations
                                       1998       1997
                                        (in thousands)

     Balance at beginning of year    $ 98,096    $94,290
     Service cost                       1,324      1,248
     Interest cost                      6,875      7,070
     Plan amendments                      709          0
     Benefits paid                     (8,792)    (8,392)
     Actuarial loss                     4,466      3,880
     Balance end of year             $102,678    $98,096

                                           Plan Assets
                                       1998       1997
                                       (in thousands)

     Balance at beginning of year    $ 97,785    $90,701
     Return on plan assets             11,788     15,476
     Benefits paid                     (8,792)    (8,392)
     Balance end of year             $100,781    $97,785

     The accrued pension costs recognized in the Consolidated
     Balance Sheets were as follows:
                                       1998        1997
                                        (in thousands)

     Funded status                   $ (1,897)   $  (311)
     Unrecognized prior service cost    3,884      3,832
     Unrecognized net gain                901        586
     Prepaid asset recognized in the
      Consolidated Balance Sheets    $  2,888    $ 4,107

      Components of the plans' net cost were as follows:

                                   1998     1997     1996
                                      (in thousands)

     Service cost              $ 1,324   $ 1,248   $ 1,287
     Interest cost               6,875     7,070     6,688
     Expected return on
      plan assets               (7,819)   (7,697)   (7,639)
     Recognized net gain           142       125        98
     Net amortization              657       658       581
     Net pension cost          $ 1,179   $ 1,404   $ 1,015

     The weighted average rates assumed in the actuarial calculations for the pension plan was:

                                  1998      1997    1996

     Discount                     7.00%     7.25%    7.75%
     Annual salary increase       5.00      5.00     4.50
     Long-term return on plan
      assets                      9.50      9.50     9.50

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

     Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                             Projected
                                        Benefit Obligations
                                           1998       1997
                                           (in thousands)
     Balance at beginning of year          $724       $619
     Service cost                            45         38
     Interest cost                           51         52
     Benefits paid                          (72)      (119)
     Actuarial loss                          27        134
     Balance end of year                   $775       $724

     The accrued postretirement costs recognized in the Consolidated Balance Sheets were as follows:

                                           1998        1997
                                            (in thousands)

     Funded status                        $(775)     $(724)
     Unrecognized transition
      obligation                            296        328
     Unrecognized net loss (gain)            61         34
     Accrued liability recognized in the
      Consolidated Balance Sheets         $(418)     $(362)

     Components of the plans' net cost were as follows:

                                 1998      1997       1996
                                       (in thousands)

     Service cost                $ 45      $ 38      $  32
     Interest cost                 51        52         44
     Transition obligation          0       116         45
     Net amortization              32        32         31
     Net postretirement cost     $128      $238       $152

     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8% for 1998, decreasing gradually to 5% through the year 2004, and remaining at that level thereafter. The weighted average discount rate assumed in the actuarial calculation for the postretirement benefit plan was 7.00%, 7.25%, and 7.75% for the years ended December 31, 1998, 1997 and 1996, respectively.

     Self-Insurance - It is generally the policy of the Company to act as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred.

     The Company maintains a self-insured health insurance plan for the Birmingham and Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $840,857 and $1,221,027 for reported and incurred but not reported claims at December 31, 1998 and 1997, respectively.

     The Company also has a self-insured workers' compensation program. The Company has a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 1998 and 1997, is $415,000 and $415,000, respectively, that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. Use of these funds is limited by the state. The Company has reserves of $4,439,000 and $4,884,000 for reported and incurred but not reported claims at December 31, 1998 and 1997, respectively.

     Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

     Defined Contribution Plan - The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21, and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 1998, 1997, or 1996. Employees are always 100 percent vested in their contributions.

13.  COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from two to nineteen years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various leasing arrangements.

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are as follows:

                                       Vehicles
                                         And
                       Facilities      Equipment        Total

     Year Ending:
       1999          $ 1,363,654    $  738,982      $ 2,102,636
       2000            1,187,362       160,576        1,347,938
       2001            1,004,716        73,775        1,078,491
       2002              889,856        46,875          936,731
       2003              833,120        31,799          864,919
     Thereafter        5,858,860             0        5,858,860

     Total minimum
      future rental
      commitments    $11,137,568    $1,052,007      $12,189,575

     Total rent expense charged to operations for the years ended December 31, 1998, 1997, and 1996 amounted to $2,106,537,
     $3,181,677, and $3,857,375, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $477,264, $556,860, and $784,852 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

     On March 20, 1998, the U.S. Government released a request for proposal ("RFP") seeking proposals for all work related to its KC-135 aircraft. The Company's Pemco Aeroplex subsidiary currently performs the airframe maintenance portion of the KC-135 workload, which is included in the RFP. On June 17, 1998, the Company submitted a protest to the General Accounting Office ("GAO") challenging the combination, or "bundling," of the KC-135 workload with other unrelated workloads in the RFP. On September 25, 1998, the GAO found in favor of the protest filed by Pemco. The GAC recommended that the Air force resolicit the contract to comply with the requirements of federal laws and regulations, and warded the Company its protest costs and attorneys' fees.

     Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. October 13, 1998, Pemco filed a complaint in the U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air force to comply with applicable federal laws as recommended by the GAO. If the Company was to lose its complaint, resulting in the loss of the KC-135 contract, which exceeds 40% of the Company's revenues, it would likely have a material adverse effect on the operations of the Company.

     U.S. Government Request for Equitable Adjustments ("REA") -
     At December 31, 1995, the Company had a receivable totaling $12.2 million in anticipation of settlement of contract REAs involving the KC-135 Programmed Depot Maintenance ("PDM") contract. The REA was submitted to the U.S. Government and was for equitable adjustment of the cost effect of late delivery of government-furnished materials ("GFM"), excess major structural repairs and other changes to the contract. The disruption in scheduled work flow, which occurred as a result of late delivery of GFM, began in the second quarter of 1993 and continued to impact ships through December 31, 1995. During 1996, the Company received $33.1 million in satisfaction of all REAs involving the KC-135 PDM contract. This amount satisfied the $12.2 million in receivables recorded at December 31, 1995, with the remaining $20.9 million recorded in income in the accompanying 1996 consolidated statement of operations. Of this amount, $17.6 million has been reflected as sales and $3.3 million has been reflected as other income.

     The Company is preparing an REA related to its H-3 helicopter contract with the U.S. Government. The primary grounds for this REA are delays in GFM, increased cost of pilot services, and late delivery of technical data. The Company's independent management consultant has determined a cost impact under the H-3 contract of approximately $400,000.

     Litigation - A purported class action was brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker ("UAW") union employees who were terminated upon settlement of such strike. The complaint alleges fraud, breach of contract, and civil conspiracy and seeks both compensatory and punitive damages. The Company believes the plaintiffs' claims have no factual basis and will vigorously defend the case.

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

     On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado alleging breach of contract. The complaint seeks payment for parts and materials supplied to the Company's Danish subsidiary Pemco World Air Services A/S, which was placed in involuntary bankruptcy in November 1997. The complaint alleges that the Company guaranteed certain obligations to Sterling and seeks damages of approximately $1.4 million. On November 2, 1998, the Company filed a motion to dismiss the complaint which was denied by the court on January 13, 1999.

     In May 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 are not required to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX and others. The complaint filed in U.S. District Court of the Northern District of California, also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. Pemco Aeroplex has filed a motion to stay the action pending resolution of the underlying cases.

     In November 1997, the Company's Danish subsidiary, Pemco World Air Services A/S, was placed in involuntary bankruptcy in Denmark. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. Based on preliminary information provided to the Company in October 1998, additional claims have been filed by creditors against the bankruptcy estate. While these additional claims could be as much as $15 million, the Company believes, based on partial information, that $11 million of these additional claims is comprised of one or more claims by a former customer of the Danish subsidiary seeking consequential damages. Based on the information currently available, the Company believes that such claims may or may not be assertive against the Company. The Company has not made any reserves related to these claims.

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the consolidated financial position or results of operations.

     Environmental Compliance - In December 1998, the Company executed a Consent Agreement and Consent Order ("CACO") with the Environmental Protection Agency ("EPA"). The terms of the CACO require the Company to remit a $95,000 penalty and perform certain environmental remediation activities. The Company has recorded an accrual for the above penalties and certain other related charges.

     In response to an inspection conducted by the Environmental Protection Agency (EPA) in June 1997, the Company entered into informal discussions regarding alleged violations under the Toxic Substances Control Act (TSCA) related to PCB-contained electrical equipment located on the Birmingham, Alabama facility. On October 5, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding such alleged violations of TSCA and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint. Under the CACO, the Company agreed to pay a penalty of $91,800 over a three year period.

14.  RELATED PARTY TRANSACTIONS

     During 1996, the Company's principal shareholder provided a guarantee of up to $7.2 million of the Company's debt. No advances were made under this guarantee during 1996.

     This guarantee was released as part of the Company's refinancing of its bank debt in August, 1997.

     The related party receivable reflected in the consolidated balance sheet consists of various notes receivables from an officer who is also a director, and majority stockholder of the Company.

15.  CAPITAL LEASES

     The Company conducts part of its operations with leased machinery which includes data processing equipment and production machinery. Remaining lease terms range from one to five years.

     The following is an analysis of the leased property under capital leases by major classes:

                                                December 31,
          Classes of Property                 1998      1997

          Data Processing                 $1,004,000   $  979,000

          Production Equipment               855,499      807,817
          Less: Accumulated amortization    (574,755)    (472,769)
                                          $1,284,744   $1,314,048

     The following is a schedule by years of minimum lease payments for capital leases together with the present value of the net minimum lease payments as of December 31, 1998:

          Year ended December 31:

               1999                          694,734
               2000                          662,516
               2001                          139,121
               2002                           34,349
               2003                            7,735
               Thereafter                          0

          Total minimum lease payments     1,538,455
          Less: Amount representing
           interest                         (259,178)
          Present value of minimum
           lease payments                 $1,279,287


16.  LABOR CONTRACTS

     The Company's contract with the UAW at its Pemco Aeroplex, Inc. subsidiary in Birmingham, Alabama and its former Hayes Targets division in Leeds, Alabama expired in July, 1996. Following contract expiration, the Company's approximately 900 UAW employees voted to stop work at these facilities. The primary disagreement between the Company and its UAW employees centered on the Company's proposal to modify job classifications and descriptions which the Company deemed critical to its ability to increase efficiency and remain competitive. Production and shipments continued by using management and supervisory personnel and by employment of temporary replacement workers.

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


17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1998 and 1997, the carrying amounts of the Company's financial instruments are estimated to approximate their fair values, due to their short term nature, and variable or market interest rates.

     The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

18.  FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1998, the Company recorded a benefit of approximately $1.7 million to reduce its valuation allowance for deferred taxes. The 1998 reduction of the valuation allowance was due primarily to utilization of net operating loss carryforwards. Also, during the fourth quarter the Company revaluated the profitability of contracts-in-process and recorded an additional charge of approximately $.9 million. The impact of the two 1998 fourth quarter adjustments was to increase the fourth quarter of 1998 by approximately $.8 million.

     In the fourth quarter of 1997, the Company recorded a provision of approximately $9.4 million to raise its valuation allowance account to fully reserve for its deferred tax assets. The Company considered the need for such a provision in connection with its strategic restructuring. Also, during the fourth quarter of 1997 the Company evaluated realization of program and other deferred costs and wrote off costs totaling $4.4 million. The write off of the program costs resulted from failure by the Company's principal customer to exercise its options for additional ships because of delays associated with their evaluation of such conversions which were a result of a work stoppage at the customer's facilities. Finally, the Company recorded other charges totaling $1.6 million, primarily to establish a litigation and environmental reserve related to developments during the fourth quarter of 1997. The impact of the above was to increase the fourth quarter net loss by approximately $15.4 million.

19.  TRANSACTIONS AFFECTING SUBSIDIARY OPERATIONS

     On November 11, 1997, a supplier filed a request for bankruptcy against Pemco World Air Services A/S ("PWAS"), the Company's Danish subsidiary. On November 20, 1997, the Maritime and Commercial Court in Copenhagen granted that supplier's request and appointed trustees to operate the facility. The Company has guaranteed certain obligations of PWAS. As a result of the subsidiary being placed in involuntary bankruptcy, effective January 1, 1997, PWAS has been excluded from the Company's consolidated financial statement presentation. Related to the deconsolidation, the Company recognized net charges of $2.6 million in 1997. The Company continues to maintain a liability of $0.9 million related to its basis in the Company at time of bankruptcy for claims which may be made against the Company. The Company has not made any reserves related to these claims as the amount of loss, if any, is not estimable at this time.

     Net sales, expenses, and net loss of PWAS which are included in the consolidated statements of operations for the year ended December 31, 1996 are as follows:

                                     1996

           Net Sales              $ 8,762,038
           Expenses                12,665,111
           Net Loss               $(3,903,073)

     During the year, the Company sold the net assets of its Hayes Targets division in Leeds, Alabama. The sale, which was closed on January 29, 1998, yielded net proceeds of approximately $4,790,000 and resulted in a gain of $3,120,000.

     Net sales and operating income contributed by the Hayes operation for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                1998         1997         1996

          Net Sales          $  27,000    $3,404,000   $5,189,000
          Operating
           Income (loss)      (486,000)      256,000    1,409,000

20.  SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. The Company has provided this segment information for fiscal year 1998; however, the Company has not provided such information for prior years as it is not practical to capture the relevant information for prior years due to the Company's restructuring during 1998.

     The Company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located primarily in Birmingham, Alabama, provides aircraft maintenance and modification services for the government and military customers through its Government Services Group. The Commercial Services Group, located in Dothan, Alabama, and Victorville, California provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California, Colorado and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launching vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. For reporting purposes, segments other than government, commercial and manufacturing and overhead are combined as an other segment. These additional segments perform engineering and support services for the three main business segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and intersegment) revenues, gross profits and operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income and interest expense to segments.
     The amount of intercompany profit is not material.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. However, the Commercial and Manufacturing and Overhaul segments may generate sales to Governmental entities and the Government segment may generate sales to commercial entities. Sales to Governmental entities in fiscal 1998, 1997 and 1996 were $78.4 million, $73.3 million, and $84.1 million, respectively.

     The following table presents information about segment profit or loss:

                                            Mfg. and
                 Government   Commercial    Overhaul   Other     Consolidated

Revenues from
 external,
 domestic
 customers      $63,450,000  $41,073,821  $21,008,179 $1,311,939 $126,843,939
Revenues from
 external
 foreign
 customers                0   12,351,000    2,575,000          0   14,926,000
Intersegment
 revenues           147,416            0      168,370     10,892      326,678
Total
 Segment
 Revenues       $63,597,416  $53,424,821  $23,751,549 $1,322,831 $142,096,617
Elimination                                                          (326,678)
Total Revenues                                                   $141,769,939

Gross Profit     10,758,409    9,156,912    5,397,333    120,658   25,433,312
Segment Op
 Inc.             3,024,952    3,982,235    2,333,785     48,098    9,389,070
Interest
 Expense                                                           (3,367,720)
Other                                                               2,340,509
Benefit
 for Income
 Taxes                                                              1,691,937
 Net Income                                                      $ 10,053,796

Assets          $31,095,891 $10,688,510  $  6,141,219 $1,543,829 $ 49,469,449
Deprec/Amort      1,401,079     544,830       449,750          0    2,395,659
Cap. Additions      453,846      68,315       224,139          0      746,300









                    SUPPLEMENTARY INFORMATION





           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON SUPPLEMENTARY INFORMATION



To Precision Standard, Inc. and Subsidiaries:


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended taken as a whole. The schedule listed in the index of financial statements as of December 31, 1998, 1997 and 1996 and for the years then ended is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Denver, Colorado                         ARTHUR ANDERSEN LLP
March 30, 1999
















                  PRECISION STANDARD, INC. AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           for the periods ended December 31, 1998, 1997 and 1996

               Balance At         Additions                       Balance
               Beginning  Charged To   Charged To                 At End of
 Description   Of Period   Expense       Assets    Deductions      Period

 1998

 Allowance
  for
  doubtful
  accounts    $1,179,985  $  293,583   $        0  $  (809,571)  $  663,997

 Reserve for
  contracts
  commitments    668,351   1,174,376            0     (668,351)   1,174,376

 Estimated
  losses on
  work in
  process      1,346,005     482,761            0   (1,346,005)     482,761

 Reserve for
  obsolete
  inventory    2,974,908           0            0     (479,305)   2,495,603

 Reserve for
  warranty
  expense        674,135           0            0            0      674,135

 Deferred
  tax asset
  valuation
  allowance   22,808,754           0            0   (5,034,104)  17,774,650
    Total    $29,652,138  $1,950,720  $         0  $(8,337,336) $23,265,522

 1997

 Allowance
  for
  doubtful
  accounts    $  735,307  $  793,129   $      0    $  (348,451)  $1,179,985

 Reserve for
  contracts
  commitments     87,766     668,351          0        (87,766)     668,351




 Estimated
  losses on
  work in
  process      1,286,669   1,346,005          0     (1,286,669)   1,346,005

 Reserve for
  obsolete
  inventory    3,042,836           0          0        (67,928)   2,974,908

 Reserve for
  warranty
  expense        858,856           0          0       (184,721)     674,135

 Deferred
  tax asset
  valuation
  allowance    6,681,104  16,127,650          0              0   22,808,754
    Total    $12,692,538 $18,935,135   $      0   $ (1,975,535) $29,652,138

 1996

 Allowance
  for
  doubtful
  accounts    $  426,150  $  290,852   $ 18,305   $         0   $  735,307

 Reserve for
  contract
  commitments    203,922           0          0      (116,156)      87,766

 Estimated
  losses on
  work in
  process      1,274,676   1,286,669          0    (1,274,676)   1,286,669

 Reserve for
  obsolete
  inventory    4,986,013     346,027          0    (2,289,204)   3,042,836

 Reserve for
  warranty
  expense      1,178,636     173,778          0      (493,558)     858,856

 Deferred
  tax asset
  valuation
  allowance    4,177,502   2,503,602          0             0    6,681,104
    Total    $12,246,899  $4,600,928   $ 18,305  $ (4,173,594) $12,692,538












            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-34206 and 33-79676 and 333-30491) and on Form S-3
(File No. 333-33933).





Denver, Colorado                          ARTHUR ANDERSEN LLP
March 30, 1999
















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

     b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1998.

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

          23        Consent of Arthur Andersen LLP

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

(2) Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987, and incorporated by reference herein.

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by reference herein.

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

                               PRECISION STANDARD, INC.


Dated:   /  /                  By:/s/Matthew L. Gold
                                  Matthew L. Gold, President
                                  (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity                     Date



/s/Matthew L. Gold          Chairman, President         03/31/99
Matthew L. Gold             Chief Executive Officer
                            and Director
                            (Principal Executive Officer
                            and Principal Financial and
                            Accounting Officer)


/s/Donald C. Hannah         Director                    03/31/99
Donald C. Hannah


/s/George E. R. Kinnear II  Director                    03/31/99
George E. R. Kinnear II


/s/Thomas C. Richards       Director                    03/31/99
Thomas C. Richards