Form 10-Q
period 1999-03-31
PRECISION STANDARD INC
filed 1999-05-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
March 31, 1999

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

Class of Securities             Outstanding Securities
$.0001 Par Value                3,978,131 shares
Common Shares                   Outstanding at May 5, 1999











PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               PRECISION STANDARD, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS
                            (In Thousands)

                                         March 31,     December 31,
                                            1999          1998
                                        (Unaudited)

Current assets:
  Cash and cash equivalents               $  1,080       $   193
  Accounts receivable, net                  20,024        17,434
  Inventories                               18,171        15,286
  Prepaid expenses and other                   837           995

        Total current assets                40,112        33,908

Property, plant and equipment,
   at cost:
  Leasehold improvements                    11,297        11,242
  Machinery and equipment                   18,906        18,656
                                            30,203        29,898

Less accumulated depreciation              (19,680)      (19,252)

        Net property, plant
         and equipment                      10,523        10,646

Other non-current assets:
  Prepaid pension costs                      2,584         2,888
  Intangible assets, net                       478           483
  Related party receivable                     270           270
  Deposits and other                           495         1,274
                                             3,827         4,915
        Total assets                      $ 54,462      $ 49,469



            The accompanying notes are an integral part of
               these consolidated financial statements.








               PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                            (In Thousands)

                                         March 31,      December 31,
                                           1999            1998
                                        (Unaudited)

Current liabilities:
  Current portion of debt                 $ 1,140         $ 1,454
  Accounts payable and accrued
   expenses                                29,499          29,168

          Total current liabilities        30,639          30,622

Long-term debt                             24,541          21,824
Other long-term liabilities                 3,372           3,063
          Total liabilities                58,552          55,509

Stockholders' equity (deficit):
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    3,978,131 and 3,977,721 shares
    issued and outstanding at
    March 31, 1999 and December 31,
    1998, respectively                          1               1

  Additional paid-in capital                4,768           4,768
  Accumulated deficit                      (8,859)        (10,809)
  Total stockholder's  deficit             (4,090)         (6,040)

          Total liabilities and
          stockholders' deficit           $54,462        $ 49,469




            The accompanying notes are an integral part of
               these consolidated financial statements.











               PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In Thousands)


                                            Three           Three
                                        Months Ended     Months Ended
                                          March 31,        March 31,
                                            1999             1998
                                        (Unaudited)      (Unaudited)

Net sales                                   $39,885       $34,454
Cost of sales                                30,547        27,814
     Gross profit                             9,338         6,640

Selling, general and
  administrative expenses                    (5,917)       (4,523)
Research and development expense                  0          (125)
     Income from operations                   3,421         1,992

Other (income)expense:
  Interest expense                              962           667
  Other, net                                    424        (3,238)
     Income before income
     taxes                                    2,035         4,563

Provision for income taxes                       85            25

     Net income                             $ 1,950       $ 4,538

Net income per common share:
  Basic                                       $0.49         $1.24
  Diluted                                     $0.49         $1.16




            The accompanying notes are an integral part of
               these consolidated financial statements.














                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)


                                           Three             Three
                                        Months Ended      Months Ended
                                          March 31,         March 31,
                                            1999              1998

Cash flows from operating
  activities:
 Net income                              $ 1,950           $ 4,538
 Adjustments to reconcile net
  income to net cash used in
  operating activities:
Depreciation and amortization                433               548
Pension cost in excess of
  funding                                    305
Loss (gain) on sale of equipment                            (3,119)
Changes in assets and liabilities:
  Accounts receivable, trade              (2,590)           (3,464)
  Inventories                             (2,885)              825
  Prepaid expenses and other                 158               146
  Deposits and other                         779                 1
  Accounts payable and accrued
    expenses                                 325            (1,458)

Total adjustments                         (3,475)           (6,521)

Net cash used in operating
 activities                               (1,525)           (1,983)
Cash flows from investing
 activities:
Proceeds from sale of division                               4,790
Capital expenditures                        (305)              (38)

     Net cash provided by
      (used in) investing
      activities                            (305)            4,752

Cash flows from financing
 activities:
  Net borrowings (repayments)
   under revolving credit
   facility                                2,717            (3,036)

     Net cash provided by
      (used in) financing
      activities                           2,717            (3,036)

     Net increase in cash
      and cash equivalents                   887              (267)
Cash and cash equivalents,
 beginning of period                         193               369
Cash and cash equivalents,
 end of period                           $ 1,080           $   102

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                             $   754           $   769
    Income taxes                         $    85           $     0

















              The accompanying notes are an integral part
                   of these consolidated statements.





            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Form 10-K.

2.   INVENTORIES

     Inventories consist of the following:

                                     March 31,       December 31,
                                       1999              1998
                                   ($ thousands)    ($ thousands)
                                    (Unaudited)

      Work in-process                 $30,703          $30,185
      Finished goods                    3,396            3,324
      Raw materials and supplies        2,664            2,967
      Total                           $36,763          $36,476

      Less progress payments
        and customer deposits         (18,109)         (20,708)
      Less allowance for
        estimated losses on
        work in process                  (483)            (482)
                                       18,171           15,286

3.   NET INCOME PER SHARE

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan and stock warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three months ended March 31, 1999 and 1998:

     For the three months ended March 31:
     (All numbers in thousands except Income Per Share)

     1999
     Net Income                                 $ 1,950
     Weighted Average Shares                      3,978
     Basic Net Income Per Share                     .49
     Dilutive securities:
        *Options                                     31
        *Warrants                                     0
     Diluted Weighted Average Shares              4,009
     Diluted Net Income Per Share                   .49

     1998
     Net income                                 $ 4,537
     Weighted Average Shares                      3,666
     Basic Net Income Per Share                    1.24
     Dilutive Securities:
          Options                                     2
          Warrants                                  243
     Diluted Weighted Average shares              3,911
     Diluted Net Income Per Share                  1.16

     Options to purchase approximately 437,000 and 167,000 shares of common stock related to March 31, 1999 and 1998, respectively were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

4.   NOTES PAYABLE
                                         March 31,    December,31,
                                          1999           1998
                                     ($ Thousands)   ($ Thousands)
                                       (Unaudited)

     Revolving credit facility          $17,694         $15,548

     Senior Subordinated Loan
     interest at 13.5%                    6,150           6,150

     Other obligations:  interest
     from 6 to 18%, collateralized
     by security interests in
     certain equipment                    1,837           1,580

     Total debt                         $25,681         $23,278

     Less portion reflected
      as current                          1,140           1,454



     Long term debt, net of
      current portion                   $24,541         $21,824

     On August 8, 1997, the Company entered into a three-year revolving credit facility with a lender. The amount of funds available to borrow under the $20 million revolving credit facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, may not exceed $17 million. Therefore, available funds will fluctuate on a daily basis. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

     During the period the lender allowed the Company to exceed the $17 million cap due to the Company having funds in excess of the cap in its lockbox which had not been drawn down and applied to the revolving credit facility by the lender.

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

     The Company's cash resources showed significant improvement over the first quarter of 1998. In the first quarter of 1999 the Company used cash in operations primarily due to delays in progress payments for amounts billed to the U.S. Government and increased workloads under government contracts resulting in an increase in both accounts receivable and work in process. Some of the delays in progress payments were corrected in the second quarter.

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

6.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. The Company did not have any material differences in net income and comprehensive income for the quarters ended March 31, 1999 or 1998.

7.   SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, at December 31, 1998 which changes the way the Company reports information about its operating segments. The Company has provided this segment information for the quarter ended March 31, 1999; however, the Company has not provided such information for prior year as it is not practical to capture the relevant information for the prior year.

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

     The following table presents information about segment profit or loss:

                               (In $ Thousands)
                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated

    Revenues from
     external,
     domestic
     customers      $22,422      $ 7,268      $ 7,173     $  182   $ 37,045
    Revenues from
     external
     foreign
     customers            0        2,840            0          0      2,840
    Intersegment
     revenues            15            0           30          0         45
    Total
     Segment
     Revenues       $22,437      $10,108      $ 7,203     $  182   $ 39,930
    Elimination                                                         (45)
    Total Revenues                                                 $ 39,885


    Gross Profit      7,470          934          927          7      9,338
    Segment Op
     Inc.             3,691          325          400        (95)     4,321
    Interest
     Expense                                                            962
    Other                                                             1,324
    Benefit
     for Income
     Taxes                                                               85
     Net Income                                                    $  1,950

    Assets          $31,015      $14,701     $  6,487     $1,194   $ 53,397
    Deprec/Amort        366           95           84          1        546
    Cap. Additions      187           94           24          0        305













ITEM 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

During the first quarter of 1999, the Company reported operating income of approximately $3.4 million. Total income before taxes for the first quarter of 1999 was approximately $2.0 million.

RESULTS OF OPERATIONS

Three months ended March 31, 1999
versus three months ended March 31, 1998

Revenues from operations for the first quarter of 1999 grew from the first quarter of 1998, increasing 15.8% from $34.5 million in 1998 to $39.9 million in 1999. Government sales increased approximately 25% from $19.6 million in 1998 to $24.5 million in 1999. Commercial sales grew 3% from $14.9 million in 1998 to $15.4 million in 1999. The Company's mix of business between government and commercial customers moved from 43% commercial and 57% government in 1998 to 39% commercial and 61% government in 1999 during the same period.

Government sales in the first quarter of 1999 increased approximately $4.9 million due primarily to increases in sales under the Birmingham facility's KC-135 contract of $4.1 million and $0.8 million at Space Vector.

Commercial sales increased $1.9 million under aircraft maintenance/modification contracts at the Dothan and Victorville facilities. This increase was partially offset by a $1.4 million decrease in other commercial operations.

Cost of sales increased from $27.8 million in 1998 to $30.5 million in the first quarter of 1999. The ratio of cost of sales to net sales decreased from 81% in the first quarter of 1998 to 77% in 1999.

This decrease in the ratio of cost of sales to net sales is the continuing result of process improvements implemented as part of the restructuring efforts initiated in 1997.

Selling, general and administrative expenses increased from $4.5 million in the first quarter of 1998 to $5.9 million in 1999.

Interest expense was $1.0 million in first quarter 1999 versus $0.7 million in 1998. The average interest rate in the first quarter of 1999 on the Revolving Credit facility was 11.25% as compared to 10% during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources showed significant improvement over the first quarter of 1998. In the first quarter of 1999 the Company used cash in operations primarily due to delays in progress payments for amounts billed to the U.S. Government and increased workloads under government contracts resulting in an increase in both accounts receivable and work in process. Some of the delays in progress payments were corrected in the second quarter.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the quarters ending March 31, 1999 and 1998.

The Company's pension expense as determined by its actuary for the year 1999 is $1.1 million as compared to $1.2 million in 1998. In the first quarter of 1999, the Company made no contributions to the pension plan and expensed approximately $.3 million. In the first quarter of 1998, the Company made no contributions to the pension plan and expensed approximately $0.08 million.

Accounts payable and accrued expenses increased from $29.2 million in the first quarter of 1998 to $29.5 million in 1999. Accrued interest payments at March 31, 1999 were $0.2 million representing no increase over that due at March 31, 1998.

Accounts receivable increased $2.6 million in the first quarter of 1999 due to an increase in progress payment billings and increased additional billings on the KC-135 contract.

Net inventories increased $2.9 million in the first quarter of 1999 primarily due to an increase in the total work in process.

During the first quarter of 1998, the Company's operating activities used $2.0 million in cash. In the first quarter of 1999, $1.5 million of cash was used for operating activities and $0.3 million was used for investing activities.

During 1997, 1998 and 1999, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at March 31, 1999 and 1998:

                                   1999              1998

     U.S. Government             $172,644          $151,751
     Commercial                    28,691            25,755
                                 $201,335          $177,506

As of March 31, 1999, 86% of the Company's backlog related to work for the U.S. Government versus 85% for the period ending March 31, 1998. The Company's Government backlog increased $20.9 million primarily related to additional aircraft input under the Company's KC-135 contract and a contract for the painting of C-130 aircraft awarded to the Birmingham facility.

                                      1999              1998

     Firm, unfunded Backlog     $  3.6 million     $47.8 million

     Estimated sales to be
     derived from backlog
     contracts                  $191.7 million      $214 million

The $191.7 million of estimated backlog is associated with the option periods for the KC-135 contract and the Space Vector CTTS program.

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




                              PRECISION STANDARD, INC.



Date:      05/14/99          By:    /s/ Matthew L. Gold
                                   Matthew L. Gold
                                   Chairman, President and
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer
                                   and Principal Financial and
                                   Accounting Officer)