Form 10-Q
period 1999-06-30
PRECISION STANDARD INC
filed 1999-08-16
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 1999

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

Class of Securities              Outstanding Securities
$.0001 Par Value                 3,978,137 shares
Common Shares                    Outstanding at June 30, 1999









PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              PRECISION STANDARD, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS


                               ASSETS
                           (In Thousands)

                                          June 30,       December 31,
                                            1999            1998
                                        (Unaudited)

Current assets:
  Cash and cash equivalents               $ 1,473           $    193
  Accounts receivable, net                 22,055             17,434
  Inventories                              21,434             15,286
  Prepaid expenses and other                1,404                995

        Total current assets               46,366             33,908

Property, plant and equipment,
   at cost:
  Leasehold improvements                   11,732             11,242
  Machinery and equipment                  19,346             18,656
                                           31,078             29,898

Less accumulated depreciation             (20,172)           (19,252)

        Net property, plant and
          equipment                        10,906             10,646

Other non-current assets:
  Prepaid pension costs                     2,279              2,888
  Intangible assets, net                      354                483
  Related party receivable                    270                270
  Deposits and other                        1,349              1,274
                                            4,252              4,915

        Total assets                      $61,524           $ 49,469





           The accompanying notes are an integral part of these consolidated financial statements.




              PRECISION STANDARD, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' EQUITY
                           (In Thousands)

                                          June 30,       December 31,
                                            1999            1998
                                        (Unaudited)

Current liabilities:
  Current portion of debt                 $    237          $  1,454
  Accounts payable and accrued
   expenses                                 34,440            29,168

          Total current liabilities         34,677            30,622

Long-term debt                              25,086            21,824
Other long-term liabilities                  3,022             3,063
          Total liabilities                 62,785            55,509

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  3,978,137 and 3,977,721 shares
  issued and outstanding at
  June 30, 1999 and December 31,
  1998, respectively                             1                 1

  Additional paid-in capital                 4,768             4,768
  Accumulated deficit                       (6,030)          (10,809)
  Total stockholders' deficit               (1,261)           (6,040)

         Total liabilities and
         stockholders' deficit             $61,524          $ 49,469












           The accompanying notes are an integral part of these consolidated financial statements.




              PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands)

                                           Three           Three
                                        Months Ended    Months Ended
                                          June 30,        June 30,
                                            1999            1998
                                        (Unaudited)     (Unaudited)

Net sales                                $39,718          $39,219
Cost of sales                             32,557           30,703
     Gross profit                          7,161            8,516

Selling, general and
  administrative expenses                  3,459            4,941
Bad debt expense (recovery)                    0             (250)
Research and development expense               0                0
     Income from operations                3,702            3,825

Other (income) expense:
  Interest expense                           660              637
  Other, net                                 118              381
     Income before income
     taxes                                 2,924            2,807

Provision for income taxes                    95               25

     Net income                          $ 2,829          $ 2,782

Net income per common share:
  Basic                                  $  0.71          $  0.74
  Diluted                                $  0.70          $  0.71














           The accompanying notes are an integral part of these consolidated financial statements.



              PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands)

                                            Six            Six
                                        Months Ended   Months Ended
                                          June 30,       June 30,
                                            1999           1998
                                        (Unaudited)    (Unaudited)

Net sales                                $79,603         $73,673
Cost of sales                             63,104          58,517
     Gross profit                         16,499          15,156

Selling, general and
  administrative expenses                  9,376           9,464
Bad debt expense (recovery)                    0            (250)
Research and development expense               0             125
     Income from operations                7,123           5,817

Other (income) expense:
  Interest expense                         1,622           1,304
  Other, net                                 542          (2,857)
     Income before income
     taxes                                 4,959           7,370

Provision for income taxes                   180              50

   Net income                            $ 4,779         $ 7,320

Net Income per common share
  Basic                                     1.20         $  1.97
  Diluted                                   1.18         $  1.87














           The accompanying notes are an integral part of these consolidated financial statements.



                    EFFECTED FOR CLIENT RECLASSES
              PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands)

                                            Six               Six
                                        Months Ended      Months Ended
                                        June 30, 1999     June 30, 1998
                                         (Unaudited)       (Unaudited)
Cash flows from operating
  activities:
 Net income                               $ 4,779           $ 7,320
 Adjustments to reconcile net
     income to net cash used in
     operating activities:
Depreciation and amortization                 920               977
Pension cost in excess of
   funding                                    609                 0
Loss (gain) on sale of equipment                0            (3,124)
Changes in assets and liabilities:
  Accounts receivable, trade               (4,621)           (4,695)
  Inventories                              (6,148)           (2,132)
  Prepaid expenses and other                 (409)            1,021
  Deposits and other                          (75)               (3)
  Accounts payable and accrued
    expenses                                4,014              (234)

Total adjustments                          (5,710)           (8,190)

Net cash provided by (used in)
 operating activities                        (931)             (870)
Cash flows from investing
 activities:
Proceeds from sale of division                  0             4,790
Capital expenditures                       (1,051)             (218)

     Net cash provided by
      (used in) investing
      activities                           (1,051)            4,572

Cash flows from financing
 activities:
   Net borrowings (repayments)
    under revolving credit
    facility                                3,262            (3,679)

      Net cash provided by
       (used in) financing
       activities                           3,262            (3,679)



      Net increase in cash
       and cash equivalent                  1,280                23
Cash and cash equivalents,
 beginning of period                          193               369
Cash and cash equivalents,
 end of period                              1,473               392

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                              $1,622            $ 1,261
    Income taxes                          $  180            $    50






           The accompanying notes are an integral part of these consolidated financial statements.







            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Form 10-K.

2.   PENDING ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective as of the beginning of fiscal years ending after June 15, 1999. Management does not believe that the Statement will have a significant impact on the presentation of the Company's financial condition or results of operation.

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after June 15, 2000.

3.   INVENTORIES

     Inventories consist of the following:

                                      June 30,       December 31,
                                       1999             1998
                                   ($ thousands)    ($ thousands)
                                    (Unaudited)

      Work in-process                 $31,978          $30,185
      Finished goods                    3,404            3,324
      Raw materials and supplies        4,845            2,967
      Total                           $40,227          $36,476

      Less progress payments
        and customer deposits         (18,366)         (20,708)
      Less allowance for
        estimated losses on
        work in process                  (427)            (482)
                                      $21,434          $15,286

4.   NET INCOME PER SHARE

     Basic EPS was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Dilution was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan and stock warrants, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three months and six months ended June
     30, 1999 and 1998:

     For the three and six months ended June 30:
     (All numbers in thousands except Income Per Share)

                                       Three Months     Six Months
                                           Ended           Ended
                                          June 30         June 30
     1999
     Net Income                           $2,829         $ 4,779
     Weighted Average Shares               3,978           3,978
     Basic Net Income Per Share              .71            1.20
     Dilutive securities:
        Options                               58              72
        Warrants                               0               0
     Diluted Weighted Average Shares       4,036           4,050
     Diluted Net Income Per Share            .70            1.18

     1998
     Net income                            2,782         $ 7,320
     Weighted Average Shares               3,748           3,707
     Basic Net Income Per Share              .74            1.97
     Dilutive Securities:
          Options                              2               2
          Warrants                           171             208
     Diluted Weighted Average shares       3,921           3,918
     Diluted Net Income Per Share            .71            1.87




5.   NOTES PAYABLE
                                         June 30,     December,31,
                                          1999           1998
                                     ($ Thousands)   ($ Thousands)
                                       (Unaudited)

     Revolving credit facility          $17,874         $15,548

     Senior Subordinated Loan
     interest at 13.5%                    6,150           6,150

     Other obligations:  interest
     from 6 to 18%, collateralized
     by security interests in
     certain equipment                    1,299           1,580

     Total debt                         $25,323         $23,278

     Less portion reflected
      as current                            237           1,454

     Long term debt, net of
      current portion                   $25,086         $21,824

     On August 8, 1997, the Company entered into a three-year revolving credit facility with a lender. The amount of funds available to borrow under the $20 million revolving credit facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, may not exceed $17 million. Therefore, available funds fluctuate on a daily basis. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

     From time to time the lender has allowed the Company to exceed the $17 million cap due to the Company having funds in excess of the cap in its lockbox which had not been drawn down and applied to the revolving credit facility by the lender. The lender is not required to permit the Company to exceed the cap at any time in the future.

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

     In the second quarter of 1999 the Company used cash in operations primarily due to delays in progress payments for amounts billed to the U.S. Government and increased workloads under government contracts resulting in an increase in both accounts receivable and work in process. Most of the delays in progress payments were corrected in the third quarter.

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

     Litigation - The purported class action brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Auto Worker ("UAW") union employees who were terminated upon settlement of such strike was dismissed in the third quarter. However, a new action was filed by approximately 28 individuals shortly thereafter. The Company continues to believe the plaintiffs' claims have no factual basis and will vigorously defend the case.

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

     On November 3, 1997, a Jefferson County, Alabama jury returned a verdict against the Company's Pemco Aeroplex subsidiary in the amount of $1 million compensatory and $3 million punitive damages. Various post-trial motions resulted in the trial court reducing the verdict to $1 million in compensatory damages. Pemco has appealed this decision. The Company believes the decision will be reversed upon appeal. Nevertheless, an accrual was established in the fourth quarter of 1997 for the compensatory damage award pending outcome of the appeal.

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

     In November 1997, the Company's Danish subsidiary, Pemco World Air Services A/S, was placed in involuntary bankruptcy in Denmark. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. Based on preliminary information provided to the Company in October 1998, additional claims have been filed by creditors against the bankruptcy estate. Based on the information currently available, the Company believes that such claims may or may not be assertive against the Company. The Company has not made any additional reserves related to these claims.

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

     Internal Infrastructure

     The Company's assessment of its existing computer systems revealed that a portion of its software programs and hardware were not Year 2000 compliant. The Company believes that it has identified most of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business.

     Based on information gathered to date, the Company has taken steps to address the potential impacts of year 2000 compliance on its financial accounting, manufacturing, and production systems. For most operating units the primary focus in achieving year 2000 compliance will be relatively minor upgrades to existing systems.

     The Company has determined that one of its operating units will require a major system replacement. Implementation was begun during the first quarter of 1999 and is currently scheduled for completion at the end of the fourth quarter, with cut over to the new system during the last two weeks of the quarter. The new system is Oracle based and runs on a Hewlett Packard server.

     In addition to addressing the Y2K issue, the new system substantially improves the Maintenance Repair & Overhaul (MRO) process and the Company anticipates improved efficiencies.

     The Company does not presently exchange data electronically with outside entities and its production capability does not rely on systems such as Just In Time Inventory. The Company has determined that its production and manufacturing operations could continue through the use of a combination of automated and manual systems, if necessary, and therefore, the impact, if any, of Year 2000 failures by outside entities should not be material to the Company's operations or financial condition.

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

     Customers and Suppliers

     The Company does not foresee any serious Year 2000 Problems occurring with its vendors and customers. Although the Company has not yet received written assurances of compliance, it has requested statements of Year 2000 compliance from its vendors. While it is not possible to predict all issues which could arise relating to a supplier, the Company believes that it has multiple sources for most of the materials and supplies it presently procures from vendors or third party contractors. Unless a national or global problem occurs, the Company believes it will be able to continue production while it seeks to rectify any supplier issues that may arise. Because the Company's primary customers include the U.S. Government and large corporations with substantial financial resources, the Company believes that these customers are taking appropriate steps to protect themselves and, indirectly, the Company from business losses resulting from Year 2000 issues. Although it is not possible to quantify the effects Year 2000 compliance will have on the Company's customers or suppliers, the Company does not anticipate related material adverse effects on its financial condition, liquidity or results of operations.

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

     Total hardware, software, networking, and implementation costs for the Company's year 2000 compliance efforts are estimated at approximately $4.5 million which will be incurred over a one year period. The costs are expected to be financed by various vendors over periods of 36 to 42 months.

     During July, two of the Company's operating units achieved Year 2000 compliance with their main production software and hardware servers. One of the operating units is 100% compliant with the other needing only to order and install a relatively small number of personal computers to finalize its compliance project.

     While there is no guarantee that the Company will reach Year
     2000 compliance by such deadline, the Company believes that it is applying the resources and effort sufficient to do so.

7.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. The Company did not have any material differences in net income and comprehensive income for the quarters ended June 30, 1999 or 1998.

8.   SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, at December 31, 1998 which changes the way the Company reports information about its operating segments. The Company has provided this segment information for the period ended June 30, 1999; however, the Company has not provided such information for the prior year as it is not practical to capture the relevant information for the prior year.

     The Company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located primarily in Birmingham, Alabama, provides aircraft maintenance and modification services for the government and military customers. The Commercial Services Group, located in Dothan, Alabama, and Victorville, California provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launching vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. For reporting purposes, segments other than government, commercial and manufacturing and overhead are combined as another segment. These additional segments perform engineering and support services for the three main business segments.

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










     The following tables present information about segment profit or loss:

                              Second Quarter 1999
                               (In $ Thousands)
                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated

    Revenues from
     external,
     domestic
     customers      $18,861      $11,610      $ 6,085     $   18   $ 36,575
    Revenues from
     external
     foreign
     customers            0        3,144            0          0      3,144
    Intersegment
     revenues            20            0           95          0        115
    Total
     Segment
     Revenues       $18,881      $14,754      $ 6,180     $   18   $ 39,833
    Elimination                                                        (115)
    Total Revenues                                                 $ 39,718

    Gross Profit      2,486        3,237        1,746       (308)     7,161
    Segment Op
     Inc.             2,240          801            5       (244)     2,802
    Interest
     Expense                                                            660
    Other                                                              (782)
    Benefit
     for Income
     Taxes                                                               95
     Net Income                                                    $  2,829

    Assets          $30,113      $16,265     $ 14,537     $  609   $ 61,524
    Deprec/Amort         71          163          140          0        374
    Cap. Additions      248          141          357          0        746








                        Six Months Ending June 30, 1999
                               (In $ Thousands)

                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated

    Revenues from
     external,
     domestic
     customers      $41,283      $18,878      $13,258     $  200   $ 73,619
    Revenues from
     external
     foreign
     customers            0        5,984            0          0      5,984
    Intersegment
     revenues            35            0          125          0        160
    Total
     Segment
     Revenues       $41,318      $24,862      $13,383     $  200   $ 79,763
    Elimination                                                        (160)
    Total Revenues                                                 $ 79,603


    Gross Profit      9,956        4,171        2,673       (301)    16,499
    Segment Op
     Inc.             5,931        1,126          405       (339)     7,123
    Interest
     Expense                                                          1,622
    Other                                                               542
    Benefit
     for Income
     Taxes                                                              180
     Net Income                                                    $  4,779

    Assets          $30,113      $16,265     $ 14,537     $  609   $ 61,524
    Deprec/Amort        437          258          224          1        920
    Cap. Additions      426          232          393          0      1,051















ITEM 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

During the second quarter of 1999, the Company continued its return to profitability. The Company reported operating income of $3.7 million for the three months ended June 30, 1999 and a combined operating income of $7.1 million for the first six months of 1999. Total income before taxes for the first and second quarters of 1999 was $2.1 million and $2.9 million, respectively, for a combined total income before taxes of $5.0 million. This includes non-recurring income of $.2 million resulting from the return of 12 acres of property to the Birmingham Airport Authority.

RESULTS OF OPERATIONS

Three months ended June 30, 1999
versus three months ended June 30, 1998

Revenues from operations for the second quarter of 1999 grew from the second quarter of 1998, increasing 1.3% from $39.2 million in 1998 to $39.7 million in 1999. Government sales increased approximately 28% from $18.2 million in 1998 to $23.4 million in 1999. Commercial sales decreased 22% from $21 million in 1998 to $16.3 million in 1999. The Company's mix of business between government and commercial customers moved from 54% commercial and 46% government in 1998 to 41% commercial and 59% government in 1999 during the same period.

Government sales in the second quarter of 1999 increased approximately $5.2 million due primarily to increases in sales of $3.9 million under the Birmingham facility's KC-135 contract and $1.3 million under contracts at the Space Vector facility.

Commercial sales decreased $4.1 million under aircraft maintenance/modification contracts at the Dothan and Victorville facilities, and $.6 million in other commercial operations.

This decrease in commercial sales was anticipated by the Company as the second quarter of 1998 contained an unusually large volume of commercial sales. Approximately 63% of the year to date sales for Dothan and Victorville were made in the second quarter of 1998.

Cost of sales increased from $30.7 million in 1998 to $32.6 million in the second quarter of 1999. The ratio of cost of sales to net sales increased from 78.3% in the second quarter of 1998 to 82.0% in 1999.

There were two strike related KC-135 aircraft delivered during the quarter which contributed to this increase in cost of goods sold. As of June 30, 1999, one additional aircraft remains in work in process from the time of the strike which occurred between 1996 and 1997 at the Company's Birmingham facility.

Selling, general and administrative expenses decreased from $4.9 million in the second quarter of 1998 to $3.5 million in 1999.

Interest expense was relatively constant at $0.6 million in the second quarters of 1998 and 1999.

Six months ended June 30, 1999
versus six months ended June 30, 1998

Revenues from operations for the first six months of 1999 grew from the same period of 1998, increasing 8.1% from $73.7 million in 1998 to $79.6 million in 1999. Government sales increased approximately 26% from $37.9 million in 1998 to $47.9 million in 1999.
Commercial sales decreased 11% from $35.7 million in 1998 to $31.7 million in 1999. The Company's mix of business between government and commercial customers moved from 49% commercial and 51% government in 1998 to 40% commercial and 60% government in 1999 during the same period.

Government sales in the first half of 1999 increased approximately $10.0 million due primarily to increases in sales of $8.0 million under the Birmingham facility's KC-135 contract and $2.0 million under contracts at the Space Vector facility.

Commercial sales decreased $2.2 million under aircraft maintenance/modification contracts at the Dothan and Victorville facilities, and by $1.8 million in other commercial operations, primarily at the Pemco Nacelles operating unit.

Cost of sales increased from $58.5 million in 1998 to $63.1 million in the first half of 1999. The ratio of cost of sales to net sales decreased slightly from 79.4% in the first half of 1998 to 79.3% in 1999.

Selling, general and administrative expenses decreased from $9.5 million in the first half of 1998 to $9.4 million in 1999.

Interest expense was $1.6 million in first half 1999 versus $1.3 million in 1998.





LIQUIDITY AND CAPITAL RESOURCES

In the first half of 1999 the Company used cash in operations primarily due to increases in the amounts billed to the U.S. Government, additional workloads under government contracts, and in a lengthened collection period of several large commercial invoices at the Company's Dothan facility. This resulted in an increase in both accounts receivable and work in process. Most of the delays in commercial payments were corrected early in the third quarter.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the six months ending June 30, 1999 and 1998.

The Company's pension expense as determined by its actuary for the year 1999 is $1.1 million as compared to $1.2 million in 1998. In the second quarter of 1999, the Company made no contributions to the pension plan and expensed approximately $.3 million. In the second quarter of 1998, the Company made no contributions to the pension plan and expensed approximately $0.08 million.

Accounts payable and accrued expenses increased from $29.2 million at December 31, 1998 to $34.4 million at June 30, 1999. Accrued interest payments at June 30, 1999 were $0.2 million representing no increase over that due at December 31, 1998.

Accounts receivable increased $4.6 million in the first half of 1999 due to an increase in billings on the KC-135 contract and a delay of payments from several commercial customers which was corrected in the third quarter.

Net inventories increased $6.1 million in the first half of 1999 primarily due to an increase in the total work in process.

During the first half of 1998, the Company's operating activities used $0.9 million in cash. In the first half of 1999, a similar amount of cash was used for operating activities.

During the second quarter of 1999, the Company allowed its agreement with Houlihan, Lokey, Howard & Zukin to expire.
Notwithstanding the termination of that arrangement, the Company continues to explore various strategic alternatives to enhance shareholder value.

During 1997, 1998 and 1999, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 1999 and 1998:

                                   1999              1998

     U.S. Government             $161,499          $137,067
     Commercial                    24,028            20,346
                                 $185,527          $157,413

As of June 30, 1999, 87% of the Company's backlog related to work for the U.S. Government. This percentage was identical for the period ending June 30, 1998. The Company's Government backlog increased $24.4 million primarily related to additional aircraft input under the Company's KC-135 contract, a contract for the painting of C-130 aircraft awarded to the Birmingham facility, and an increase in NASA subcontract related work at the Company's Space Vector operating unit.

                                      1999              1998

     Firm, unfunded Backlog      $12.4 million     $45.1 million

     Additional estimated
     sales to be derived
     from backlog contracts      $190.7 million    $181.0 million

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

PART II.

Item 1    Legal Proceedings

          See Note 5 to Part I, Financial Statements

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Annual meeting of shareholders was held on June 1, 1999, after being adjourned from May 17, 1999. At the meeting Matthew L. Gold, Donald C. Hannah, Admiral George E.R. Kinnear II and General Thomas C. Richards were elected as directors. The shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1999 and approved amendments to the Company's Nonqualified Stock Option Plan which included an increase in the number of shares reserved under the Plan.

          The number of votes cast for or withheld for each director nominee was as follows:

Nominee                             For        Withheld

Matthew L. Gold                  2,575,042     137,676
Donald C. Hannah                 2,577,917     134,801
Admiral George E.R. Kinnear II   2,578,067     134,651
General Thomas C. Richards       2,578,067     134,651

          The number of votes cast for, against and abstentions for ratification of auditors was as follows:

              For         Against        Abstain

           2,704,799       2,294          5,625

          The number of votes cast for, against and abstentions for approval of the amendments to the Company's Nonqualified Plan was as follows:



              For         Against         Abstain

           2,481,759      219,667          11,292

          The courier service utilized by the Company's stock transfer agent delivered the proxy materials of certain brokers to a wrong address. This error by the courier service was not discovered for approximately one week at which time the materials were sent to the appropriate brokers. The error resulted in a lower than normal vote of proxy shares at the time of the shareholders May 17, 1999 meeting. The shareholders meeting, which did have a quorum, adjourned to June 1, 1999 to allow for the possible receipt of additional proxy ballots. The Company did not receive an appreciable increase in the proxy vote during the two week adjournment. Accordingly, the election of directors, ratification of auditors and approval of the amendments to the Nonqualified Plan were considered nonroutine under applicable stock exchange rules. Of the 1,730,132 proxy shares held in the names of brokers as nominees which were not voted at the meeting by the shareholders, only 548,472 were voted by the brokers at their discretion.

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          None
















                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PRECISION STANDARD, INC.



Date:       8/16/99           By:   /s/ Matthew L. Gold
                                   Matthew L. Gold
                                   Chairman, President and
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)

Date:       8/16/99            By:  /s/ Richard G. Godin
                                    Vice President Finance
                                    (Principal Financial and
                                    Accounting Officer)