Form 10-Q
period 1999-09-30
PRECISION STANDARD INC
filed 1999-11-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 1999

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

                    Yes [X]                  No [ ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

Class of Securities              Outstanding Securities
$.0001 Par Value                 3,978,137 shares
Common Shares                    Outstanding at November 11, 1999










PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

              PRECISION STANDARD, INC. AND SUBSIDIARIES
             CONSOLIDATED  AND CONDENSED BALANCE SHEETS


                               ASSETS
                           (In Thousands)

                                        September 30,    December 31,
                                            1999            1998
                                        (Unaudited)

Current assets:
  Cash and cash equivalents               $ 1,753           $    193
  Accounts receivable, net                 19,554             17,434
  Inventories                              20,182             15,286
  Prepaid expenses and other                1,197                995

        Total current assets               42,686             33,908

Property, plant and equipment,
   at cost:
  Leasehold improvements                   11,937             11,242
  Machinery and equipment                  20,184             18,656
                                           32,121             29,898

Less accumulated depreciation             (20,975)           (19,252)

        Net property, plant and
          equipment                        11,146             10,646

Other non-current assets:
  Prepaid pension costs                     1,975              2,888
  Intangible assets, net                      289                483
  Related party receivable                    270                270
  Deposits and other                        1,392              1,274
                                            3,926              4,915

        Total assets                      $57,758           $ 49,469







           The accompanying notes are an integral part of these consolidated and condensed financial statements.


              PRECISION STANDARD, INC. AND SUBSIDIARIES
        CONSOLIDATED AND CONDENSED BALANCE SHEETS (CONTINUED)

                LIABILITIES AND STOCKHOLDERS' EQUITY
                           (In Thousands)

                                        September 30,    December 31,
                                            1999            1998
                                        (Unaudited)

Current liabilities:
  Current portion of debt                 $    360          $  1,454
  Accounts payable and accrued
   expenses                                 33,742            29,168

          Total current liabilities         34,102            30,622

Long-term debt                              20,109            21,824
Other long-term liabilities                  3,021             3,063
          Total liabilities                 57,232            55,509

Stockholders' equity:
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  3,978,137 and 3,977,721 shares
  issued and outstanding at
  September 30, 1999 and December 31,
  1998, respectively                             1                 1

  Additional paid-in capital                 4,768             4,768
  Accumulated deficit                       (4,243)          (10,809)
  Total stockholders' equity                   526            (6,040)

         Total liabilities and
         stockholders' deficit             $57,758          $ 49,469






           The accompanying notes are an integral part of these consolidated and condensed financial statements.


              PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands)

                                           Three           Three
                                        Months Ended    Months Ended
                                        September 30,   September 30,
                                            1999            1998
                                        (Unaudited)     (Unaudited)

Net sales                                $45,891         $ 32,091
Cost of sales                             36,944           26,003
     Gross profit                          8,947            6,088

Selling, general and
  administrative expenses                  5,484            3,925
Bad debt recovery (expense)                    0             (100)
Research and development expense               0                0
     Income from operations                3,463            2,263

Other (income) expense:
  Interest expense                           825              991
  Other, net                                 801             (216)
     Income before income taxes            1,837            1,488

Provision for income taxes                    50              (31)
     Net income                          $ 1,787          $ 1,519

Net income per common share:
  Basic                                  $  0.45          $  0.39
  Diluted                                $  0.43          $  0.38


















           The accompanying notes are an integral part of these consolidated financial statements.


              PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands)

                                           Nine           Nine
                                        Months Ended   Months Ended
                                        September 30,  September 30,
                                            1999           1998
                                        (Unaudited)    (Unaudited)

Net sales                               $125,494        $105,765
Cost of sales                            100,048          84,520
     Gross profit                         25,446          21,245

Selling, general and
  administrative expenses                 14,860          13,390
Bad debt expense (recovery)                    0            (350)
Research and development expense               0             125
     Income from operations               10,586           8,080

Other (income) expense:
  Interest expense                         2,447           2,295
  Other, net                               1 343          (3,073)
     Income before income taxes            6,796           8,858

Provision for income taxes                   230              20

   Net income                            $ 6,566         $ 8,838

Net Income per common share
  Basic                                  $  1.65         $  2.35
  Diluted                                $  1.61         $  2.24

















           The accompanying notes are an integral part of these consolidated financial statements.


                       EFFECTED FOR RECLASSES
              PRECISION STANDARD, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands)

                                            Nine              Nine
                                        Months Ended      Months Ended
                                        September 30,     September 30,
                                            1999              1998
                                         (Unaudited)       (Unaudited)
Cash flows from operating
  activities:
 Net income                               $ 6,566           $ 8,838
 Adjustments to reconcile net
     income to net cash used in
     operating activities:
Depreciation and amortization               1,917             1,625
Loss (gain) on sale of equipment                0            (3,137)
Changes in assets and liabilities:
  Accounts receivable, trade               (2,120)           (8,505)
  Inventories                              (4,896)           (1,938)
  Prepaid expenses and other                 (202)              485
  Deposits and other                         (118)               (3)
  Prepaid pension cost                        913               914
  Accounts payable and accrued
    expenses                                4,532            (1,358)

Total adjustments                              26           (11,917)

Net cash provided by (used in)
 operating activities                       6,592            (3,079)
Cash flows from investing
 activities:
Proceeds from sale of division                  0             4,790
Capital expenditures                       (2,223)             (872)

     Net cash provided by
      (used in) investing
      activities                           (2,223)            3,918

Cash flows from financing
 activities:
   Net borrowings (repayments)
    under revolving credit
    facility                               (1,715)                0

   Net repayments under
    short-term obligations                 (1,094)             (912)

   Net cash provided by
    (used in) financing
    activities                             (2,809)             (912)

   Net increase in cash
    and cash equivalent                     1,560               (73)
Cash and cash equivalents,
 beginning of period                          193               369
Cash and cash equivalents,
 end of period                            $ 1,753            $  296

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                              $2,447            $ 1,818
    Income taxes                          $  230            $    20




































           The accompanying notes are an integral part of these consolidated financial statements.


            PRECISION STANDARD, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Form 10-K.

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

3.   INVENTORIES

     Inventories consist of the following:

                                   September 30,     December 31,
                                       1999             1998
                                   ($ thousands)    ($ thousands)


      Work in-process                 $31,094          $30,185
      Finished goods                    3,395            3,324
      Raw materials and supplies        5,142            2,967
      Total                           $39,631          $36,476

      Less progress payments
        and customer deposits         (19,449)         (20,708)
      Less allowance for
        estimated losses on
        work in process                     0             (482)
                                      $20,182          $15,286

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

     The following table represents the net income per share calculations for the three months and nine months ended
     September 30, 1999 and 1998:

     For the three and nine months ended September 30:
     (All numbers in thousands except Income Per Share)

                                       Three Months    Nine Months
                                           Ended          Ended
                                       September 30    September 30
     1999
     Net Income                           $1,787         $ 6,566
     Weighted Average Shares               3,978           3,978
     Basic Net Income Per Share           $ 0.45         $  1.65
     Dilutive securities:
        Options                              174             110
     Diluted Weighted Average Shares       4,152           4,088
     Diluted Net Income Per Share         $ 0.43         $  1.61

     1998
     Net income                           $1,519         $ 8,838
     Weighted Average Shares               3,853           3,764
     Basic Net Income Per Share           $ 0.39         $  2.35
     Dilutive Securities:
          Options                             13               6
          Warrants                           101             172
     Diluted Weighted Average shares       3,967           3,943
     Diluted Net Income Per Share         $ 0.38         $  2.24




5.   NOTES PAYABLE
                                     September 30,    December 31,
                                         1999            1998
                                     ($ Thousands)   ($ Thousands)
                                       (Unaudited)

     Revolving credit facility          $13,212         $15,548

     Senior Subordinated Loan
     interest at 13.5%                    6,150           6,150

     Other obligations:  interest
     from 6 to 18%, collateralized
     by security interests in
     certain equipment                    1,107           1,580

     Total debt                         $20,469         $23,278

     Less portion reflected
      as current                            360           1,454

     Long term debt, net of
      current portion                   $20,109         $21,824

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

     In the third quarter of 1999 the Company generated $6,592 in cash from operations.

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

     In November 1997, the Company's Danish subsidiary, Pemco World Air Services A/S, was placed in involuntary bankruptcy in Denmark. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. The Company has been informed by trustees of the bankruptcy estate that additional claims have been filed by creditors against the bankruptcy estate. Based on the information currently available, the Company believes that such claims may or may not be assertive against the Company. The Company has not made any additional reserves related to these claims.

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

     On October 13, 1998, the Company filed a complaint in the U.S. District Court, Northern District of Alabama seeking to compel the United States Air Force to reopen for competition a KC-135 PDM contract awarded to the McDonnell Douglas subsidiary of Boeing and to enforce the General Accounting Office (GAO) decision in favor of the Company which stated that the manner in which the contract was put up for bids violated the Competition in Contracting Act by unduly restricting competition. On October 5, 1999, the Court issued a summary judgement in favor of McDonnell Douglas. The Company continues to believe that the GAO correctly decided the issue, and plans to pursue its appeal rights.

     On September 17, 1999 the Alabama Supreme Court unanimously reversed and rendered the November 3, 1997 verdict of a Jefferson County Alabama jury against the Company's Pemco Aeroplex subsidiary. The November 3, 1997 verdict was in the amount of $1 million compensatory and $3 million punitive damages, but was subsequently reduced by post-trial motions to $1 million in compensatory damages. The plaintiff has filed a petition for a re-hearing. In light of the unanimous decision by the Supreme Court, the Company believes that a re-hearing of the case is unlikely.

     In September 1999, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by Sun Country Airlines in the Superior Court of the State of California for the County of San Bernardino, alleging various claims including breach of contract and negligence relating to maintenance services performed by the Company's Victorville operation on one of Sun Country's aircraft. The complaint seeks damages in excess of $800,000. Based on information currently available, the Company believes the plaintiff's claims have no factual basis and will vigorously defend this case.

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of any such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

7.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 on January 1, 1998, which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. The Company did not have any material differences in net income and comprehensive income for the quarters ended September 30, 1999 or 1998.

8.   SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, at December 31, 1998 which changes the way the Company reports information about its operating segments. The Company has provided this segment information for the period ended September 30, 1999; however, the Company has not provided such information for the prior year as it is not practical to capture the relevant information for the prior year.

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

















     The following tables present information about segment profit or loss:

                    Three months ending September 30, 1999
                               (In $ Thousands)
                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated

    Revenues from
     external,
     domestic
     customers      $23,379      $12,543      $ 6,624     $   23   $ 42,569
    Revenues from
     external
     foreign
     customers            0        3,322            0          0      3,322
    Intersegment
     revenues            16            0          175                   191
    Total
     Segment
     Revenues       $23,395      $15,865      $ 6,799     $   23   $ 46,082
    Elimination                                                        (191)
    Total Revenues                                                 $ 45,891

    Gross Profit      5,287        2,762        1,329       (431)     8,947
    Segment Op
     Inc.             2,771          845          245       (398)     3,463
    Interest
     Expense                                                            825
    Other                                                               801
    Benefit
     for Income
     Taxes                                                               50
     Net Income                                                    $  1,787

    Assets          $27,964      $14,509     $ 14,874     $  411   $ 57,758
    Deprec/Amort        273          187          161        376        997
    Cap. Additions      781          109          153          0      1,043















                     Nine Months Ending September 30, 1999
                               (In $ Thousands)

                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated

    Revenues from
     external,
     domestic
     customers      $64,662      $31,421      $19,882     $  224   $116,189
    Revenues from
     external
     foreign
     customers            0        9,305            0          0      9,305
    Intersegment
     revenues            51            0          299                   350
    Total
     Segment
     Revenues       $64,713      $40,726      $20,181     $  224   $125,844
    Elimination                                                        (350)
    Total Revenues                                                 $125,494


    Gross Profit     15,243        6,932        4,002       (731)    25,446
    Segment Op
     Inc.             8,691        1,999          654       (758)    10,586
    Interest
     Expense                                                          2,447
    Other                                                             1,343
    Benefit
     for Income
     Taxes                                                              230
     Net Income                                                    $  6,566

    Assets          $27,964      $14,509     $ 14,874     $  411   $ 57,758
    Deprec/Amort        742          460          397        318      1,917
    Cap. Additions    1,259          369          594          0      2,223















ITEM 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

During the third quarter of 1999, the Company continued its return to profitability. The Company reported operating income of $3.5 million for the three months ended September 30, 1999 and a combined operating income of $10.6 million for the first nine months of 1999. Total income before taxes for these periods was $1.8 million and $6.8 million, respectively.

RESULTS OF OPERATIONS

Three months ended September 30, 1999
versus three months ended September 30, 1998

Revenues from operations for the third quarter of 1999 grew from the third quarter of 1998, increasing 43.0% from $32.1 million in 1998 to $45.9 million in 1999. Government sales increased approximately 50% from $18.8 million in 1998 to $28.1 million in 1999. Commercial sales increased 34% from $13.3 million in 1998 to $17.8 million in 1999. The Company's mix of business between government and commercial customers moved from 41% commercial and 59% government in 1998 to 39% commercial and 61% government in 1999 during the same period.

Government sales in the third quarter of 1999 increased approximately $9.3 million due primarily to increases in sales of $6.7 million under the Birmingham facility's KC-135 & C-130 contracts, $1.9 million under the H-3 Helicopter contract at the Dothan facility, and $0.7 million under contracts at the Space Vector facility.

Commercial sales increased $4.3 million under aircraft maintenance/modification contracts at the Dothan facility, and $0.2 million in other commercial operations.

Cost of sales increased from $26.0 million in 1998 to $36.9 million in the third quarter of 1999. The ratio of cost of sales to net sales decreased from 81.0% in the third quarter of 1998 to 80.5% in 1999.

Selling, general and administrative expenses increased from $3.9 million in the third quarter of 1998 to $5.5 million in 1999.
However, SG&A as a percentage of sales decreased from 12.2% in 1998 to 12.0% in 1999.

Interest expense decreased from $1.0 million in the third quarter of 1998 to $0.8 million in the third quarter of 1999.

Nine months ended September 30, 1999
versus nine months ended September 30, 1998

Revenues from operations for the first nine months of 1999 grew from the same period of 1998, increasing 18.7% from $105.8 million in 1998 to $125.5 million in 1999. Government sales increased approximately 29.3% from $59.5 million in 1998 to $76.9 million in 1999. Commercial sales increased by 5% from $46.3 million in 1998 to $48.6 million in 1999. The Company's mix of business between government and commercial customers moved from 44% commercial and 56% government in 1998 to 39% commercial and 61% government in 1999 during the same period.

Government sales on a year to date basis at the end of the third quarter of 1999 increased $17.4 million due primarily to increases in sales of $14.5 million under the Birmingham facility's KC-135 and C-130 contracts, $2.7 million under contracts at Space Vector, and $0.2 million under contracts at the Dothan facility.

Commercial sales increased $3.8 million under aircraft maintenance/modification contracts at the Dothan and Victorville facilities, and decreased by $1.5 million in other commercial operations.

Cost of sales increased from $84.5 million in 1998 to $100.0 million in 1999. The ratio of cost of sales to net sales decreased slightly from 79.9% in 1998 to 79.7% in 1999.

Selling, general and administrative expenses increased from $13.4 million in 1998 to $14.9 million in 1999. As a percentage of sales SG&A decreased from 12.7% in 1998 to 11.8% in 1999.

Interest expense was $2.4 million in the nine months ending
September 30, 1999 versus $2.3 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the nine months ending September 30, 1999 and 1998.

During the nine months ending September 30, 1999, the Company generated $6.6 million in cash from operating activities. In 1998, $3.1 million was used for operating activities.

The Company's pension expense as determined by its actuary for the year 1999 is $1.1 million as compared to $1.2 million in 1998. In the third quarter of 1999, the Company made no contributions to the pension plan and expensed approximately $0.3 million. In the third quarter of 1998, the Company made no contributions to the pension plan and expensed approximately $0.3 million.

Accounts payable and accrued expenses increased from $29.2 million at December 31, 1998 to $33.7 million at September 30, 1999. Accrued interest payments at September 30, 1999 were $0.2 million representing no increase over that due at December 31, 1998.

Accounts receivable increased from $17.4 million at December 31, 1998, to $19.6 million at the end of the third quarter of 1999.

Net inventories increased $4.9 million during 1999 primarily due to an increase in the total work in process related to the KC-135 contract.

In October 1999 the government exercised its 5th and 6th option years on the Company's KC-135 contract, extending the contract through fiscal year 2001, with an estimated revenue value of $100 million.

During 1997, 1998 and 1999, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at September 30, 1999 and 1998:

                                   1999              1998

     U.S. Government             $168,604          $144,012
     Commercial                    17,668            22,070
                                 $186,272          $166,082

As of September 30, 1999, 91% of the Company's backlog related to work for the U.S. Government vs. 87% for the period ending September 30, 1998. The Company's Government backlog increased $24.6 million primarily related to additional aircraft input under the Company's KC-135 contract and a contract for the painting of C-130 aircraft awarded to the Birmingham facility.

                                      1999              1998

     Firm, unfunded Backlog      $39.5 million     $45.1 million

     Additional estimated
     sales to be derived
     from backlog contracts      $260.1 million    $264.0 million



CONTINGENCIES

See Note 6 to the Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

Background

Some computers, software and other equipment include programming code which abbreviates calendar year data using only two digits.
As a result, some equipment could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the Year 2000 approaches and are commonly referred to as the Company's "Millennium Bug" or "Year 2000 Problem."

Assessment

The Year 2000 Problem could affect computers, software and other equipment used by the Company. Accordingly, the Company has reviewed its internal computer programs and systems to ensure that such programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant by year end.

Internal Infrastructure

The Company's assessment of its existing computer systems revealed that a portion of its software programs and hardware were not Year 2000 compliant. The Company believes that it has identified all of the major computers, software applications and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to minimize the possibility of a material disruption to its business.

The Company has taken steps to address the potential impacts of Year 2000 compliance on its financial accounting, manufacturing, and production systems. For most operating units the primary focus in achieving complete Year 2000 compliance will be relatively minor upgrades to existing systems.

The Company has determined that one of its operating units will require a major system replacement. Implementation was begun during the first quarter of 1999 and is currently scheduled for completion at the end of the fourth quarter, with cut over to the new system during the last two weeks of the quarter. The new system is Oracle based and runs on a Hewlett Packard server.

In addition to addressing the Year 2000 issue, the new system is expected to substantially improve the Maintenance Repair & Overhaul
(MRO) process resulting in greater efficiencies in MRO operations.

The Company does not presently exchange data electronically with outside entities and its production capability does not rely on systems such as Just In Time Inventory requiring direct computer interface with customers or suppliers. The Company has determined that its production and manufacturing operations could continue through the use of a combination of automated and manual systems, if necessary, and therefore, the impact, if any, of Year 2000 failures by outside entities should not be material to the Company's operations or financial condition.

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

Contingency Plans

The Company has outlined contingency plans to be implemented as part of its efforts in correcting Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans include (1) short-to-medium-term use of backup software, (2) increased work hours for Company personnel or the use of contract personnel to correct any Year 2000 Problems which may arise, (3) manual backup systems to forestall any interruption of operations resulting from the failure of automated systems, and (4) other similar approaches. If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition or results of operations.

As noted above, however, the Company does not presently believe that the Year 2000 Problem will have a material adverse effect on the Company's business, financial condition or results of operations.

Total hardware, software, networking, and implementation costs for the Company's Year 2000 compliance efforts are estimated at approximately $4.5 million which will be incurred over a one year period. The costs are expected to be financed by various vendors over periods of 36 to 42 months. The Company has obtained a $1.5 million Letter of Credit which may, under certain specified circumstances, be utilized for Year 2000 expenses that are not otherwise financed.

FORWARD LOOKING STATEMENTS

With the exception of historical facts, statements contained in this Form 10-Q are forward looking statements. Statements contained herein concerning, among other things, anticipated results of operations, award of contracts, the outcome of pending and future litigation, the outcome of audits, reviews and investigations by the U.S. Government, the outcome of claims filed with the U.S. Government, estimates of backlog, the outcome of claims related to the Danish subsidiary, the Company's intent to take certain action in the future, the impact of Year 2000 issues on the Company's operations, and the Company's ability to achieve Year 2000 compliance are forward looking statements, the accuracy of which cannot be guaranteed by the Company. These forward looking statements are subject to a variety of business risks and other uncertainties, including but not limited to the effect of economic conditions, the impact of competitive products and pricing, new product development, the actual performance of work under contract, customer contract awards, estimates of time and money to assess and address Year 2000 issues, the continuing availability of experienced personnel to deal with Year 2000 issues, the timely availability of software patches from existing suppliers of software, the ability of third parties to complete their own remediations of Year 2000 issues on a timely basis, the ability to identify and implement contingency plans to deal with Year 2000 issues, unanticipated problems identified in the Company's ongoing Year 2000 compliance review, and actions with respect to utilization and renewal of contracts. These risks and uncertainties could cause actual results to differ materially from those forecast or anticipated in such forward looking statements.

ITEM 3.
            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit as noted in Note 5 to the Consolidated Financial Statements and bears interest at prime plus 3.5% (11.75% at September 30, 1999). If the prime rate increased 100 basis points, the effect on net income would approximate a $46,000 reduction in net income in the quarter ending September 30, 1999 and an approximate $131,000 reduction in net income for the nine month period ending September 30, 1999.













PART II.  OTHER INFORMATION

Item 1    Legal Proceedings

          See Note 6 to Part I, Financial Statements

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               A report on Form 8-K dated September 7, 1999 under
               Item 1 was filed with the Commission on September
               8, 1999.

























                         SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PRECISION STANDARD, INC.



Date:      11/15/99           By:   /s/ Matthew L. Gold
                                   Matthew L. Gold
                                   President
                                   and Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)

Date:      11/15/99            By:  /s/ Richard G. Godin
                                    Vice President Finance
                                    (Principal Financial and
                                    Accounting Officer)