Form 10-K405
period 1999-12-31
PRECISION STANDARD INC
filed 2000-03-30
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
                                 ---------

           Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the twelve months ended
                             December 31, 1999

                        Commission File No. 0-13829

                         PRECISION STANDARD, INC.
             -------------------------------------------------
             Exact name of Company as specified in its Charter

            Colorado                                   84-0985295
 ------------------------------                    ------------------
 State of other jurisdiction of                     I.R.S. Employer
 incorporation or organization                     Identification No.

     1943 North 50th Street
      Birmingham, Alabama                                35212
     ----------------------                             --------
      Address of principal                              Zip Code
       executive offices

       Company's telephone number, including area code: 205-591-3009 Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act:

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

 The aggregate market value of the Common Stock held by non-affiliates on
               March 21, 2000 was approximately $26,169,020.

The number of shares of the Company's Common Stock outstanding as of March
                          21, 2000 was 3,978,811.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

 Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year
      (December 31, 1999) are incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item
 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  X No





                          FORM 10-K ANNUAL REPORT
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         PRECISION STANDARD. INC.
           ----------------------------------------------------

PART I

Item 1.   Business                                                      1
Item 2.   Properties                                                   15
Item 3.   Legal Proceedings                                            17
Item 4.   Submission of Matters to a Vote of Security Holders          20


PART II

Item 5.   Market for Company's Common Equity and Related
          Stockholder Matters                                          21
Item 6.   Selected Financial Data                                      21
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data                  32
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                          74


PART III

Item 10.  Directors and Executive Officers of the Company              74
Item 11.  Executive Compensation                                       74
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                   74
Item 13.  Certain Relationships and Related Transactions               74


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                  74

SIGNATURES                                                             78





PART I
------


ITEM 1.   BUSINESS.
-------------------

A.   GENERAL
     -------

Precision Standard, Inc. (the "Company") is a diversified aviation and aerospace company composed of three operating groups: Government Services, Commercial Services, and Manufacturing and Overhaul.

The Company's primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company provides such services for government and military customers through its Government Services Group, which specializes in providing Programmed Depot Maintenance ("PDM") and Scheduled Depot Level Maintenance ("SDLM") on large transport aircraft and helicopters.

The Company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft contracts lasting several years. The Company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The Company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates ("STCs").

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

B.   SIGNIFICANT DEVELOPMENTS
     ------------------------

Contract Option Exercised by the U.S. Air Force for the KC-135
--------------------------------------------------------------

In the fall of 1999, the U.S. Air Force exercised its options for the sixth and seventh years of its seven year contract for the KC-135 aircraft PDM. These options are for the government fiscal years beginning October 1, 1999 and October 1, 2000. This represents the first time in the Company's history that the U.S. Air Force exercised two contract options at the same time. At December 31, 1999, the Company had 45 KC-135 (PDM) aircraft at its Birmingham, Alabama facility, up from 40 aircraft at December 31, 1998.


Stevenson Verdict Reversed
--------------------------

On September 17, 1999 the Alabama Supreme Court unanimously reversed the November 3, 1997 verdict of a Jefferson County Alabama jury against the Company's Pemco Aeroplex subsidiary. The November 3, 1997 verdict was in the amount of $1 million compensatory and $3 million punitive damages, but was subsequently reduced by post-trial motions to $1 million in compensatory damages. The plaintiff filed a petition for a re-hearing. The petition was denied by the Alabama Supreme Court on February 8, 2000. (See Item 3. Legal Proceedings below.)

Settlement of Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit
------------------------------------------------------------------

On March 28, 2000, the Company entered into a settlement agreement with Sterling Airways A/S ("Sterling"), in bankruptcy trustees and Pemco World Air Services A/S ("Pemco"), in bankruptcy trustees pursuant to which the Company agreed to pay a total of $3.5 million by May 31, 2000 in settlement of the Sterling litigation and all claims the Pemco trustees may have against the Company under the undertakings. (See Item 3. Legal Proceedings below.)

New Labor Agreement with the UAW
--------------------------------

On December 19, 1999 the membership of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) voted to ratify a new five year contract with the Company's Pemco Aeroplex subsidiary. The contract begins February 1, 2000 and extends through March 21, 2005. The new contract represents an increase in term over the three-year term of
the previous contract.   The new agreement calls for wage increases of
$0.40 per hour over the life of the contract and increases in Pension, Life Insurance and Accidental Death and Dismemberment benefits.

Sale of Founders Stock
----------------------

On September 7, 1999 Matthew L. Gold, the Company's then President and Chief Executive Officer who was also the founder and principal shareholder of the Company, sold 1,000,000 shares of the Company's Common Stock, representing approximately 25% of the Company's outstanding shares, to Tennenbaum & Co., LLC, Mass Mutual Life Insurance Company, TMCT Ventures LP and various other parties. In addition, Mr. Gold and Tennenbaum & Co., LLC jointly formed TCO/PSI, LLC into which Mr. Gold contributed his remaining 1,026,908 shares representing an additional 26% of the Company's outstanding shares. On this same date, two members of the Board of Directors resigned from the Board, two new members were appointed, and Mr. Gold stepped down as Chairman of the Board.

New President/CEO
-----------------

On January 1, 2000 the Company elected Ronald A. Aramini as President and Chief Executive Officer. Mr. Aramini brings extensive commercial airline experience to the Company having served in executive positions within the maintenance and operations organizations of two major air carriers and as the President and Chief Executive Officer of two regional airlines.

Relocation of Company Headquarters
----------------------------------

On December 15, 1999 the Company relocated its headquarters from Denver, Colorado to Birmingham, Alabama in order to move its corporate offices closer to the Company's largest operations.

C.   INDUSTRY OUTLOOK
     ----------------

In general, demand for aircraft maintenance and modification services is increasing. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. Signs continue to be positive that the third-party maintenance and modification industry will be the beneficiary of these trends in the coming years.

In addition, the recent growth of E-Commerce layered on top of what was already a rapid growth in air freight shipments should fuel an increase in the demand for cargo aircraft, which in turn should result in increased demand for cargo conversions in the next several years.

Military Maintenance and Modification Industry
----------------------------------------------

Military maintenance and modification contracts are in a state of uncertainty as the result of Congressional action and political pressure arising from the closure of certain military bases. During 1997, Congress included provisions in appropriations bills which required the combination of certain military contracts, including airframe maintenance, into larger contracts for bid and proposal. This practice, referred to as "bundling," requires smaller companies such as the Company's Pemco Aeroplex subsidiary to team with one or more other operators in order to provide a bid for the bundled contract. The Company cannot predict whether bundling will be fully implemented.

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

The need for immediate rapid deployment of military forces has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budget. Budget restrictions have limited the U.S. Government's ability to replace substantial portions of its aging transport fleets. The U.S. Government thus continues to utilize older aircraft and these older aircraft require more service than newer aircraft, which generates greater revenue for the military maintenance and modification sector of the industry.

One of the Company's core competencies for 47 years has been military aircraft maintenance and modification. Given projected market conditions, this core competency positions the Company favorably to provide services to its military customers and to participate in teaming arrangements with public or private operators. However, bundling requirements may limit the Company's ability to compete for new military contracts.

Commercial Maintenance Industry
-------------------------------

World air travel is projected to continue to grow during the next ten years. Forecasts by Airbus Industrie project that passenger air traffic will increase at a rate of 5.9% annually through the year 2006, with the active fleet to increase by 83% during that period. Boeing's World Air Cargo Forecast estimates that the freighter fleet will nearly double in the next ten years, while air cargo traffic will grow at an average of 6.6% per year. Boeing estimates that 70% of the additional freighters will be passenger-to-cargo conversions. The commercial maintenance industry is likely to grow in the upcoming years as airlines continue to outsource their maintenance needs.

D.   PRINCIPAL PRODUCTS AND SERVICES
     -------------------------------

Aircraft Maintenance & Modification
-----------------------------------

     General
     -------

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

The Company employs a large skilled work force. The principal services performed are PDM, SDLM, commercial C-level and D-level heavy maintenance checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, aircraft stripping and painting, component overhaul, rewiring, parts fabrication and engineering support. While some of these services are performed exclusively for either military or commercial customers, the majority of the services are performed for both customer groups.

The Company's competition for military aircraft maintenance contracts includes Boeing Military Aircraft, Lockheed-Martin Aeromod, Raytheon-E Systems, Chrysler Technologies and various military depots. The Company's competition for outsourced commercial work in the United States consists of the Tramco division of B.F. Goodrich, Dee Howard Company, Timco and approximately ten smaller independent repair and modification operators. However, while many of the Company's competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion. Outside the United States, the majority of the Company's competitors are affiliated with an airline.

The Company considers its competitive strengths to be its substantial capacity, a trained and experienced labor force, product support, proprietary products, engineering and systems integration capability, and strong customer base. The Company's Birmingham, Alabama facility is believed to be the largest third party maintenance facility in North America. The Company's Victorville, California facility is strategically located to provide service to carriers in the western sections of the U.S. In addition, the Victorville facility offers an opportunity to provide service to international carriers flying to the west coast.

     Government Services Group
     -------------------------

The Company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its Government Services Group. The majority of the aircraft that the Company services are large transports such as the C-130 "Hercules" and refueling aircraft such as the KC-135. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2040. These aircraft are essential to the Armed Forces' ability to rapidly mobilize its forces on foreign land when needed. The demands placed on these aircraft mean that they will require maintenance services such as those provided by the Company.

Military contracts generally specify a certain number of aircraft to be serviced for the duration of the program. In addition to the number of aircraft originally contracted, the Armed Forces typically increase this number with aircraft that were not scheduled for maintenance but which require servicing. These "drop-in" aircraft generally increase the value of each contract. The Company intends to use its experience and expertise to retain its existing contracts, as well as increase the likelihood of securing additional contracts in the future.

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

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribbings, skins and wings, undergoes a thorough structural examination, which can result in modifications to the airframe. The aircraft's avionics, the electronics that control the flight of the aircraft, receive examination and repair, replacement or modification as required. The aircraft is repainted at the completion of the overhaul.

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

The Company's skilled work force is familiar with all aspects of aerodynamics, propulsion, fluid mechanics, flight operations, fuel and induction systems, controls, communications, radar, instrumentation and support research and development functions.

The Company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 47 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4, F-15, F-16, T-38 and
U.S. Navy H-2 and H-3 helicopters.

          KC-135 Aircraft Contract
          ------------------------

In August 1994, the U.S. Air Force awarded the Company a new contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. In September 1999, the KC-135 program was extended through fiscal year 2001 by exercise of the fifth and sixth option years. The total value of the contract over a seven year period, if fully funded, is estimated to be over $422.7 million. The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,000 such aircraft.

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

Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. On October 13, 1998, Pemco filed a complaint in U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air Force to comply with applicable federal laws as recommended by the GAO. On October 5, 1999, the U.S. District Court declined to grant relief to the Company. The Company appealed this finding and the case is currently pending in the U.S. Court of Appeals for the Eleventh Circuit. If the Company were to lose its appeal, resulting in the loss of the KC-135 contract, which exceeds 48% of the Company's revenues in 1999, it would likely have a material adverse effect on the operations of the Company.

In addition to the KC-135 PDM maintenance contract, the Air Force also awarded the Company a KC-135 battery system modification contract in August 1995. As the Air Force continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the KC-135 PDM program is anticipated to further expand to include additional upgrades such as new cockpit and avionics systems. The Company has performed other major upgrades in the past, including wing re-skin, major re-wire, corrosion prevention control and flight director, auto pilot and fuel savings advisory system modifications.

          H-3 Helicopter Contract
          -----------------------

The H-3 helicopter is a utility, search and rescue, anti-submarine warfare and VIP transport helicopter. The helicopter was built by Sikorsky and is projected to be serviceable through 2010.

In 1994, the U.S. Navy awarded the Company a five year contract for SDLM work of its H-3 aircraft. This contract is for a nose to tail inspection and repair program on a four-year cycle. The Company delivered two Navy SDLM aircraft in 1997. Redeliveries of SDLM aircraft were delayed in 1997 due to delays in the supply of Government Furnished Material ("GFM") by the U.S. Government. The Company delivered two Navy SDLM H-3s and three Egyptian H-3s in 1998, and five Egyptian H-3s in 1999.

     Commercial Services Group
     -------------------------

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its Commercial Services Group. Contracts for commercial maintenance can range from a single aircraft to multi-aircraft contracts that can span a year or longer. The principal services performed under commercial maintenance contracts are "C" and "D" checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi), strip and paint, and interior reconfiguration and fleet standardization.

The "C" check is an intermediate level service inspection that, depending upon the FAA approved maintenance program being used, includes systems operational tests, thorough exterior cleaning, and cursory interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing.

The "D" check is a more intensive inspection of the aircraft structure. The "D" check includes all of the work accomplished in the "C" check but places a more detailed emphasis on the integrity of the systems and structural functions. In the "D" check, the aircraft is disassembled to the point where the entire structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system's functional test series.

The form, function and interval of the "C" and "D" checks are different with each operator's program. Each operator must have its particular maintenance program approved by the FAA. A number of variables determine the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called flight cycles) that the aircraft regularly endures.

In addition to the tasks required in the "C" and "D" checks, additional inspections are performed. These inspections include Supplemental Structure Inspections ("SSI"), which are structural inspections focusing on known problem areas and Corrosion Prevention and Control Programs ("CPCP"), which are inspections of known corrosion problems. These additional inspections supplement and, in some cases, overlay the "C" and "D" check tasks.

The Company also provides modification and integration services for its commercial customers under its own or customer-provided Supplemental Type Certificates ("STCs"), including integration of new avionics systems, installation of new galleys and airstairs and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any air frame modification a commercial customer may require.

Contracts for commercial aircraft are performed at the Company's Dothan, Alabama and Victorville, California facilities.

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

Manufacturing & Overhaul
------------------------

The Company, through its Manufacturing and Overhaul Group designs and manufactures proprietary aerospace products; various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems (which the Commercial Services Group often installs); and high precision parts and components for aircraft. In addition, the Company provides engine nacelle overhaul and repair and operates an aircraft parts distribution company. The Company's well trained research, development, and engineering staff continues to be instrumental in the Company's winning of competitively bid aerospace and defense manufacturing contracts from the United States military and numerous "blue-chip" commercial customers. This group is comprised of independent niche-manufacturing and service businesses which are complementary to the Company's aircraft services businesses.

     Space Vehicles and Support Systems
     ----------------------------------

The Company's Space Vector subsidiary maintains a research, development and engineering staff dedicated to the design, manufacture and launch of space-related rocket systems. These systems include scientific sounding rockets, sophisticated guided target missiles, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. The Company serves primarily as a subcontractor on large U.S. Department of Defense programs. The Company also has prime contracts with NASA in support of space science and performs a limited amount of commercial space work.

The Company's largest current contracts support the National Missiles Defense ("NMD") and the Theater Missile Defense ("TMD") programs.

The HERA program, initiated in 1992 by the U. S. Army Space and Strategic Defense Command, provides for target vehicles for use during interceptor testing of various TMD systems. The Company, as a subcontractor, completed its seventh successful flight under the HERA program in March 1997. During the fourth quarter of 1997, the HERA program was restructured and three Consolidated Theater Target Services ("CTTS") contracts were awarded to replace the HERA program options. The Company is participating as a subcontractor to Lockheed on one CTTS contract. This contract has an indefinite quantity and extends to 2003.

The Company participates in the NMD arena as a subcontractor on the Payload Launch Vehicle program. The Space Vector subsidiary has been awarded the procurement for an additional four systems under this program.

The Space Vector subsidiary is a leader in sophisticated exoatmospheric control systems and provides systems to NASA. These systems are used primarily on scientific sounding rockets.

The Company's Space Vector subsidiary is located at Chatsworth, California with a satellite office at Fountain Valley, California. The Company's principal markets for its space and missile products are the U.S. Government and prime contractors to the U.S. Government. The Company's competition ranges from very small organizations for the component subsystems to major corporations for the design and manufacture of spacecraft and launch vehicles. The Company considers its competitive strength to be its technical and managerial competence. The Company's contracts are awarded in accordance with the government's competitive bidding practices.

     Cargo Handling Systems
     ----------------------

The Company designs and manufactures on-board cargo-handling systems for all types of large transport aircraft and certain military aircraft. Robotics and fully-computerized machinery are used to produce a wide variety of aircraft cargo handling systems as well as individual parts used in the Company's proprietary systems and in other systems. In 1996, 1997, 1998 and 1999 this operation was named a Gold level contractor by McDonnell Douglas in recognition of twelve consecutive months of 100% quality and 100% on-time delivery.

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

     Precision Springs & Components
     ------------------------------

The Company manufactures precision springs and components and employs custom design, tooling and precision stamping in the production of these high tolerance parts. The springs and components are used in a variety of industrial, commercial and residential applications.

This product line is produced by the Company's Pemco Engineers Springs and Components division. This division is also located at Corona, California and shares equipment with Pemco Engineers Aircraft Cargo System division. The Company markets its precision springs and components to a wide range of manufacturers in numerous industries. There are approximately 500 manufacturers of springs and components in the United States making it a $1 billion industry. The Company's competitors range in size from "single-machine" shops to companies with revenues exceeding $20 million. Most of the competitors, however, produce a broader mix of products while the Company focuses on the manufacture of precision springs and components.

     Parts Support
     -------------

The Company's Parts Support and Component Overhaul service provides a comprehensive source for aircraft spares and component overhauls. The Company uses its inventory and on-line tracking and sales system to provide support to the cargo conversion customers of the Commercial Services Group as well as to users and owners of a wide range of commercial and military aircraft.

This service is provided by the Company's wholly owned subsidiary, Pemco Air Support Services ("PASS"), which is located in Clearwater, Florida. The Company markets its parts support and component overhaul service to commercial carriers worldwide as well as to foreign armed services. In the area of supporting and selling the Company's designed and manufactured parts, the Company often benefits from the marketing and customer-base of its other subsidiaries.

     Nacelle Overhaul & Repair
     -------------------------

The Nacelle Overhaul and Repair service provides a comprehensive source for the overhaul, repair and modification to nacelles and thrust reversers for engines manufactured by General Electric, Pratt & Whitney and Rolls-Royce.

This service is provided by the Company's subsidiary, Pemco Nacelle Services, which is located in Clearwater, Florida. There are approximately five competitors in the United States and abroad.

E.   RESEARCH AND DEVELOPMENT
     ------------------------

The Company charges directly to earnings the cost it incurs for company sponsored research and development, which totaled $0.1 million in 1998 and $0.9 million in 1997. The Company had no company sponsored research and development in 1999. The research and development activities in 1998 were principally in support of the Company's Target's programs, the assets of which were sold in January 1998. The Company was not engaged in any customer sponsored research and development efforts in 1997, 1998 or 1999.
F.   SALES
     -----

Foreign and Domestic Operations and Export Sales
------------------------------------------------

All of the Company's revenues during 1999 were generated in the United States and all of the Company's assets were located in the United States. However, approximately 6% of revenues in 1999 were generated from foreign owned entities. During 1997, the Company's wholly owned subsidiary, Pemco World Air Services, A/S, (the "Danish subsidiary"), a Danish limited liability company, operated in Copenhagen, Denmark. In November 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Danish subsidiary in bankruptcy. Trustees were appointed to operate the facility. As a result of its bankruptcy, the Danish subsidiary has been excluded from the Company's consolidated financial statements effective January 1, 1997. (See Item 3. Legal Proceedings below.)

During 1998 the Company maintained a sales office in France and had no other foreign locations. In February 1999 the Company closed this sales office. All sales activities are now conducted from U.S. locations.

The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities. The Company's Space Vector and Nacelle subsidiaries, as well as its Aircraft Cargo Systems division, also sell in export markets. The services and products sold at the Company's U.S. locations are generally payable in U.S. dollars. (See also notes to the accompanying financial statement.)

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years:


Product and Service Rendered                        1999    1998   1997(1)
----------------------------                        ----    ----   -------
Aircraft Maintenance and Modification                85%     83%     77%

Supersonic and Subsonic Aerial Tow Targets
  and Wing Tip Pods                                   0%     <1%      3%

Space Vehicles and Support Systems                    7%      7%      9%

Cargo Handling Systems                                5%      6%      6%

Precision Springs and Components                     <1%      1%      1%

Parts Support and Component Overhauls                <1%     <1%      1%

Nacelle Overhaul and Repair                           2%      2%      3%
                                                     ----    ----    ----

Total                                               100%    100%    100%
                                                     ====    ====    ====

Export Sales - Principally Europe                     6%     11%     11%


(1) Excludes the amounts related to the Company's Danish subsidiary. See Notes to the Consolidated Financial Statements.

Major Customers
---------------

The following table presents the percentages of total sales for the Company's largest customers for the last three fiscal years:


Customer                                            1999    1998   1997(1)
--------                                            ----    ----   -------
U.S. Government - principally the Air Force,
Army, Navy, and NASA                                 63%     55%     61%

Northwest Airlines                                   12%      7%      1%


G.   BACKLOG
     -------

The following table presents the Company's backlog (in thousands of dollars) at December 31, 1999 and 1998:


Customer Type                                           1999    1998(1)
-------------                                         --------  --------
U.S. Government                                       $169,172  $120,861

Commercial                                              17,560    30,983
                                                      --------  --------

Total                                                 $186,732  $151,844
                                                      ========  ========

(1) The Company has restated its 1998 backlog to exclude $35 million of backlog pertaining to the Government's CTTS contract with the Company's Space Vector operating unit. This contract qualifies the Company to bid as one of a group of three qualified bidders on all CTTS projects. The amount previously included as part of backlog represented the Company's best estimate of the total amount that it would receive under this bidding approach.

Government backlog, which represents 90.6% of the Company's total backlog, increased from $120.9 million to $169.2 million during 1999, an increase of $48.3 million. An increase in aircraft scheduled for PDM work under the fourth and fifth option years of the Company's KC-135 contract accounted for $64.4 million of this increase. The U.S. Government delivered 20 aircraft in 1997, 35 aircraft in 1998, and 39 aircraft in 1999 under the contract. This large increase in the Company's government backlog was offset by decreases in the backlog generated by Space Vector and the Commercial Services Group. Space Vector's government backlog decreased by $7.9 million primarily due to completion of its contracts
with SMC Kirkland AFB.   The Commercial Services Group's government
backlog decreased $8.2 million under its H-3 helicopter contract due to 1999 deliveries.

The Company's commercial backlog at December 31, 1999 decreased 55.9% as the Company made deliveries against existing backlog without producing the requisite level of sales to adequately replenish the backlog. The Company has taken steps in late 1999 and early 2000 to replace and strengthen the sales and marketing activities of its non-government related groups.

The Company often derives an additional $0.40 in sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing these scopes of work the Company frequently discovers necessary repairs that are out of scope. These additional repairs, which are approved by the customers before performing, lead to these over and above time and material sales.

H.   RAW MATERIALS
     -------------

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. Except as noted below with respect to Government Furnished Material ("GFM"), the Company experienced no significant shortages of raw material essential to its business during 1999 and does not anticipate any shortages of critical commodities over the longer term. Predicting the availability of supplies is extremely difficult because so many factors causing such possible shortages are outside the Company's control.

The Company procures many components, parts and equipment items from various domestic companies. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has lessened in the past few years as additional high technology suppliers have entered the market.

A significant portion of the equipment and components used by the Company in the fulfillment of its services under U.S. Government contracts is furnished without charge to the Company by the U.S. Government. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The Company encountered late delivery of GFM in 1997, 1998 and 1999, and as a result, experienced a disruption in scheduled workflow. (See Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations below.)

I.   PATENTS, TRADEMARKS, COPYRIGHTS AND STCs
     ----------------------------------------

The Company holds approximately 120 FAA-issued STCs which authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-quick change configurations and ground proximity and wind shear warning systems. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, DC-9, BAe-146, Convair 580, General Dynamics 340/440, Lockheed 382 & 188, Mitsubishi YS-11, McDonnell Douglas C-54 and Airbus A320 series aircraft. Approximately 21 of the Company's STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The Company develops its STCs either internally or under licensing agreements with the original equipment manufacturer.

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

In addition, the Company has a U.S. design patent for a permanent door sill designed for use in cargo configurations, granted in 1996, and a design patent for a latching device. The Company does not believe that the expiration or invalidation of any or all of these patents would have a material adverse impact upon its financial condition or results of operations.

The Company holds copyrights to the computer software developed in-house for the operation of the Power Drive Unit System and Cargo Door Electro-Mechanical System used in the conversion of commercial aircraft. These copyrights will begin to expire after the year 2028.

J.   ENVIRONMENTAL COMPLIANCE
     ------------------------

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

In response to an inspection conducted by the EPA in June 1997, the Company entered into informal discussions regarding alleged violations under the Toxic Substances Control Act (TSCA) related to electrical equipment containing PCBs at the Company's Birmingham, Alabama facility. On October 5, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding such alleged violations of TSCA and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint. Under the CACO, the Company agreed to pay a penalty of $91,800 over a three year period.

The Company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the Company's capital expenditures, earnings and competitive position.

K.   EMPLOYEES
     ---------

On December 31, 1999, the Company employed 2,201 persons. Approximately 1,582 of these employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW"), International Aerospace and
Machinists ("IAM"), and other unions.  (See Significant Developments.)

ITEM 2.   PROPERTIES.
---------------------

Following is a list of the Company's properties, all of which are generally well maintained and in good operating condition.

Denver, Colorado
----------------

Until December 15, 1999 the Company had its executive offices in approximately 2,500 square feet of leased space in Denver, Colorado. Pemco World Air Services, an operating unit of the Commercial Services Group, maintained offices at the same location for sales, marketing, product support and engineering departments occupying approximately 7,500 square feet until July 1, 1999. The lease commenced April 4, 1998 and expires April 30, 2003 with an option to renew at the prevailing market rate for an additional five year term. On December 15, 1999 the Company relocated its headquarters from Denver to Birmingham, Alabama. The move was undertaken to locate the corporate offices closer to the Company's largest operations. (See Significant Developments.) The Company is currently marketing the Denver space for sub-lease and recorded a charge for the remaining lease term in 1999.

Birmingham, Alabama
-------------------

The Government Services Group, together with the Company's executive offices (since December 15, 1999), are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 192 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 54,904 square foot general office building which houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower which supplements the FAA-managed municipal air control tower and a fire fighting unit which supplements fire fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA Repair Station and maintains Department of Defense "SECRET" security clearance.

The facility is leased from the Birmingham Airport Authority. The lease has been extended for an additional 20-year period under the same terms and conditions and will expire September 30, 2019.

Dothan, Alabama
---------------

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

The Dothan facility is an approved FAA, JAA and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement which, inclusive of a five year option period, expires in June 2015.

Victorville, California
-----------------------

The Victorville facility of the Commercial Services Group is located at Southern California International Airport in Victorville, California.
This west coast facility consists of more than 200,000 square feet of hangar, manufacturing and warehouse space with access to runways, tower services, and ramp space. The main hangar can fully enclose a MD-11 aircraft. Located at the former George Air Force Base, the runways, taxiways and more than 4.0 million square feet of ramp space are capable of handling any aircraft in operation without the restrictions found at most California airports. The facility opened and received approval as an FAA repair station on July 19, 1998.

Clearwater, Florida
-------------------

The Company's Clearwater facility is located at the St. Petersburg/ Clearwater International Airport at Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes two bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,500 feet), an FAA Flight Service Station and a control tower. The facility houses the Pemco Nacelle Services and PASS operating units of the Manufacturing and Overhaul Group.

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September 2000, exclusive of four optional renewal periods of five years each which would extend the lease until September 2020.

Chatsworth, California
----------------------

Space Vector Corporation, part of the Manufacturing and Overhaul Group, is located at Chatsworth, California. This facility consists of two industrial buildings of approximately 67,000 square feet. Space Vector Corporation occupies these buildings under a lease agreement which expires in April 2000. The Company will continue to occupy this space on a month to month basis.

Fountain Valley, California
---------------------------

The Manufacturing and Overhaul Group also leases a 3,900 square foot research and development and administrative office in Fountain Valley, California for Space Vector Corporation. Approximately 1,700 square feet is subject to a lease which expires in October 2000; the remaining 2,200 square feet is leased on a monthly basis.

Corona, California
------------------

The Pemco Engineers operating unit of the Manufacturing and Overhaul Group is located at Corona, California. The facility consists of 28,000 square feet and houses production and administrative functions. The facility is under a lease agreement which expires in June 2002.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

Government Lawsuits

On May 27, 1997 the United States Attorney filed a 3 count civil complaint alleging a violation of the Civil False Claims Act, contract claims based on theories of mistake of fact, and unjust enrichment. The alleged violations pertain to C-130 Wings which were purchased by the Company from the Government as scrap, of which some were subsequently refurbished and sold. On September 3, 1997 the Company's motions to dismiss the case were granted. On October 31, 1997 the United States filed an appeal to the Eleventh Circuit Court which affirmed the lower court's dismissal of the case. Although the government did not seek a rehearing, in July 1999 en banc reconsideration was ordered by the Eleventh Circuit Court. In November of 1999 the Eleventh Circuit reversed and reinstated part of the case. Throughout the history of this matter the Company has cooperated with the government investigators and attorneys and provided all necessary and appropriate information. The Company believes that it is in compliance with all government contract provisions and regulations.

     On October 13, 1998, the Company filed a complaint in the U.S. District Court, Northern District of Alabama seeking to compel the United States Air Force to reopen for competition a KC-135 PDM contract awarded to the McDonnell Douglas subsidiary of Boeing and to enforce the General Accounting Office (GAO) decision in favor of the Company which stated that the manner in which the contract was put up for bids violated the Competition in Contracting Act by unduly restricting competition. On October 5, 1999, the Court issued a summary judgment in favor of McDonnell Douglas. The Company continues to believe that the GAO correctly decided the issue, and plans to pursue its appeal rights.

GATX Lawsuit

     The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Management believes that the result of this lawsuit will not have a material financial statement impact.

Insurance Lawsuit

     On May 1, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 are not required to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX and others. The complaint filed in U.S. District Court of the Northern District of California, also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998 Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. National Union Fire Insurance Company has not subsequently moved to lift the stay.

Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit

     In November 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Company's Danish subsidiary, Pemco World Air Services A/S, in bankruptcy. Trustees were appointed to operate the Danish subsidiary's facility. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees were asserting a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. The trustees based this claim on certain undertakings entered into by the Company in favor of the Danish subsidiary in 1996 and 1997. The trustees allege that pursuant to these undertakings the Company guaranteed the obligations of the Danish subsidiary. The Company has been subsequently informed that additional claims have been filed by creditors against the bankruptcy estate and that the aggregate amount of claims filed against the bankruptcy estate exceeds $15 million.

     On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado alleging breach of contract. The complaint alleges that the Company guaranteed certain payments for parts and materials supplied by Sterling to the Danish subsidiary. The complaint seeks damages of approximately $1.4 million plus costs and interest. On November 2, 1998, the Company filed a motion to dismiss the complaint which was denied by the court on January 13, 1999. On January 24, 2000, Sterling filed a motion for summary judgment on liability and partial damages which was denied by the court on March 23, 2000.

     On March 28, 2000, the Company entered into a settlement agreement with Sterling and the Danish subsidiary's bankrupt trustees pursuant to which the Company agreed to pay a total of $3.5 million by May 31, 2000 in settlement of the Sterling litigation and all claims the trustees may have against the Company under the undertakings. Of the $3.5 million settlement amount, $2.25 million will be placed in an escrow account and can only be released to the trustees upon their satisfaction of certain conditions. These conditions include, among other things, that the trustees must obtain release from all of the Danish subsidiary's unsecured creditors asserting claims in excess of $100,000 on or before October 5, 2000. If the trustees are unable to obtain these releases or certain other events occur, the Company may, at its option, terminate the settlement agreement as to the Danish subsidiary's bankruptcy trustees and obtain a refund of the $2.25 million held in the escrow account. In such an event, the portion of the settlement payment not placed into the escrow account ($1.25 million) would be applied to settle the Sterling litigation and the Danish subsidiary's trustees and creditors would retain any and all claims they may have against the Company. The Company would vigorously defend any such claims and, in any event, intends to vigorously defend any claim brought by creditors of the Danish subsidiary that do not release their claims in connection with the settlement agreement.

Breach of Contract Lawsuit

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

Employment Lawsuits

     On December 9, 1999 the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. The Company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

     The purported class action brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) union employees who were terminated upon settlement of such strike was dismissed in the third quarter of 1999. However, a new action was filed by 28 individuals shortly thereafter, which has since been joined by approximately 65 other individuals. The Company filed for summary judgment on all claims on February 20, 2000. The Company continues to believe the plaintiffs' claims have no factual basis and will vigorously defend the case.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the Company and its subsidiary, Pemco Aeroplex, by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The Company believes that no one of these claims is material to the Company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers' compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims.

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company's financial condition and results of operations.

Verdict Reversed

     On September 17, 1999 the Alabama Supreme Court unanimously reversed and rendered the November 3, 1997 verdict of a Jefferson County Alabama jury against the Company's Pemco Aeroplex subsidiary. The November 3, 1997 verdict was in the amount of $1 million compensatory and $3 million punitive damages, but was subsequently reduced by post-trial motions to $1 million in compensatory damages. The plaintiff filed a petition for a re-hearing, which was denied on February 8, 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

There were no matters submitted for a vote of the Company's shareholders in the fourth quarter of fiscal 1999.

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
---------------------------------------------------------------------

The Company's common stock trades on the Nasdaq Small Cap Market under the symbol "PCSN." The following table sets forth the range of high and low bid quotations for the common stock on a quarterly basis for each of the last two fiscal years as reported on the Nasdaq Small Cap Market. Quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                  1999 Bid Quotation  1998 Bid Quotations
                                  ------------------  -------------------
Quarter Ended                       High       Low      High        Low
-------------                     --------    ------   ------      ------

March 31                             $5       $3-5/8   $3-3/4      $1-3/4

June 30                              $5       $3-1/2   $5-1/2      $1-1/8

September 30                      $10-1/8     $3-3/8   $5-3/8      $3-3/8

December 31                       $12-7/16    $7-3/8   $6-1/4        $3


On March 21, 2000, there were 3,978,811 shares of common stock issued and outstanding held by 216 owners of record.

The Company has never paid cash dividends on its common stock and currently intends to continue that policy indefinitely.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

Consolidated operating data for the Company is as follows (in thousands of dollars):

                          Year      Year      Year      Year      Year
                         Ended     Ended     Ended     Ended     Ended
                        12/31/99  12/31/98  12/31/97  12/31/96  12/31/95
                        --------  --------  --------  --------  --------

Net Sales               $169,273  $141,770  $122,258  $130,858  $154,658

Income (loss) from
  Operations               7,592     9,331  (22,207)   (2,353)     2,583

Net Income (loss)          6,177    10,054  (33,150)   (3,960)   (3,811)

Net Income (loss) per
  common share - diluted   $1.52     $2.53    ($9.19)   ($1.27)   ($1.24)

Consolidated balance sheet data for the Company is as follows (in thousands of dollars):


                          Year      Year      Year      Year      Year
                         Ended     Ended     Ended     Ended     Ended
                        12/31/99  12/31/98  12/31/97  12/31/96  12/31/95
                        --------  --------  --------  --------  --------

Working Capital         ($7,618)    $3,286 ($27,911)    $9,180   $22,122

Total Assets              57,403    49,469    46,333    59,274    80,971

Long Term Debt             4,168    21,824         0    11,104    25,787

Other Liabilities          3,023     3,063     6,157     5,178    10,790

Stockholders' Equity
(deficit)                    138   (6,040)  (16,337)    13,128    13,874


(1) 1997 figures exclude amounts related to the Company's Danish subsidiary. See Notes to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

INTRODUCTION
------------

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as
Item 8.

Twelve months ended December 31, 1999
-------------------------------------
Versus twelve months ended December 31, 1998
--------------------------------------------

Revenues for the year ended 1999 increased $27.5 million, 19.4%, from $141.8 million in 1998 to $169.3 million in 1999. Government sales increased 35.3% in 1999, from $78.4 million in 1998 to $106.2 in 1999.
Commercial sales decreased slightly during 1999, from $63.4 million in 1998 to $63.1 million in 1999.

The Company's mix of business between government and commercial customers shifted from 45% commercial and 55% government in 1998 to 37% commercial and 63% government in 1999.

The $27.8 million increase in government sales in 1999 was due primarily to increased throughput under the KC-135 PDM contract of $26.6 million at the Birmingham facility, additional deliveries on the H-3 helicopter contract at the Dothan facility of $0.7 million, and additional sales on the AIT II contract at the Company's Space Vector operating unit amounting to $1.6 million. Other government contracts, primarily at the Birmingham facility, combined for a net decrease of approximately $1.2 million from 1998.

Commercial aircraft maintenance and modification sales increased $2.0 million at the Commercial Services Group's operations in Dothan, Alabama and Victorville, California due primarily to increases in maintenance related revenues.

Commercial sales for 1999 decreased approximately $2.3 million at the Manufacturing and Overhaul Group's Pemco Engineers, 1st Engineering, and Pemco Nacelle operating units.

Cost of sales increased from $116.3 million in 1998 to $136.5 million in 1999. The gross profit percentage increased from 17.9% in 1998 to 19.4% in 1999. During the year, the Company recorded the following cost of sales charges: $1.3 million for Inventory and accounts receivable write-offs relating to scaling back the Company's Pemco Nacelle operations, and $1.1 million to write-off older commercial inventory at the Birmingham facility.

Selling, general and administrative expenses increased from $15.6 million in 1998 to $18.9 million in 1999. The expenses increased slightly during the year as a percentage of sales from 11.0% in 1998 to 11.2% in 1999.

During 1999 the Company took bad debt charges amounting to $1.6 million against income to reflect disputes with several customers over the payment of invoices. The 1998 charge amounted to $0.1 million.

The Company took several large one-time liquidation and contingency charges to fund provisions during 1999, including $1.6 million relating to the former CEO/President's employment agreement, $2.7 million for various potential litigation settlements, and $0.4 million related to relocating the Company headquarters from Denver, Colorado to Birmingham, Alabama.
The 1999 liquidation and contingency charges total $4.7 million versus $0.3 million in 1998.

Interest expense was $3.3 million in 1999 versus $3.4 million in 1998. The effective average interest rate on the Company's revolving credit facility was approximately 11.25% in 1998 and 12.0% in 1999. Interest expense was favorably impacted by the forgiveness of $1.3 million of interest by the Company's previous lender, Bank of America, $0.3 million of which was recorded in 1997, $0.1 million in 1998, and $0.1 million in 1999. The balance of $0.2 million will be reflected as yield adjustment through 2001.

The Company recorded other expense of $0.8 million in 1999 versus $2.4 million of other income in 1998. During 1998, the Company sold the net assets of its Hayes Targets division in Leeds, Alabama. The 1998 other income reflects the gain on the sale of Hayes Targets of $3.1 million, offset by approximately $0.1 million of other operating expenses.

The Company recorded income tax benefits in 1999 and 1998 of $2.7 and $1.7 million, respectively. (See Notes to the Consolidated Financial
Statements)

Twelve months ended December 31, 1998
-------------------------------------
Versus twelve months ended December 31, 1997
--------------------------------------------

Revenues for the year ended 1998 increased approximately 15.9% from $122.3 million in 1997 to $141.8 million in 1998. Government sales increased 8.9% in 1998, from $72.0 million in 1997 to $78.4 in 1998. Commercial sales increased 26.0% in 1998, from $50.3 million in 1997 to $63.4 million in 1998.

If the Hayes Targets operating unit is eliminated from revenue in both years the Company's remaining operating units would have increased revenues 19.3% from $118.9 million in 1997 to $141.8 million in 1998. Government sales would have increased 9.9% in 1998, from $71.3 million in 1997 to $78.4 in 1998. Commercial sales would have increased 33.5% in 1998, from $47.5 million in 1997 to $63.4 million in 1998.

The Company's mix of business between government and commercial customers shifted from 41% commercial and 59% government in 1997 to 45% commercial and 55% government in 1998. Removing Hayes Targets from the 1998 revenue would not change the mix. Removing Hayes Targets in 1997 would shift the mix by 1% with commercial decreasing and government increasing.

The $7.1 million increase in government sales in 1998 was due primarily to increased throughput and deliveries on the H-3 helicopter contract at the Dothan facility of $4.9 million, additional sales under the KC-135 PDM contract of $1.3 million, and drop in work on C-130s, primarily paint and strip, in the amount of $1.2 million. Other government contracts combined for a net decrease of approximately $0.9 million from 1997 with the decrease due principally to the Space Vector facility which decreased $1.1 million.

Commercial aircraft maintenance and modification sales increased $15.9 million at the Company's operations in Dothan, Alabama and Victorville, California due primarily to increases in maintenance related revenues.

Commercial sales for 1998 increased $1.5 million at the Company's Pemco Engineers division and decreased $1.2 million at Pemco Nacelle.

Cost of sales decreased from $121.1 million in 1997 to $116.3 million in 1998. The gross margin percentage increased from 1.0% in 1997 to 17.9% in 1998.

Selling, general and administrative expenses increased from $13.9 million in 1997 to $15.6 million in 1998, but decreased as a percentage of sales from 11.4% in 1997 to 11.0% in 1998.

Interest expense was $3.4 million in 1998 versus $1.5 million in 1997. Interest for the year was impacted by a higher effective interest rate on the Company's revolving credit facility and interest payments to vendors. The effective average interest rate on the revolving credit facility was approximately 10.0% in 1997 and 11.25% in 1998. Interest expense was favorably impacted by the forgiveness of $1.3 million of interest by the Company's previous lender, Bank of America, $0.6 million of which was recorded in 1996, $0.3 million in 1997, and $0.1 million in 1998. The balance of $0.3 million will be reflected as yield adjustment through 2001.

The Company recorded other income of $2.3 million in 1998 versus $0.4 million of other expense in 1997. The 1998 other income reflects a gain on the sale of its Hayes Targets operating unit discussed above of $3.1 million, offset by approximately $0.1 million of other operating expenses.

The Company recorded a $1.7 million tax benefit in 1998 versus a $9.0 million income tax expense in 1997. (See Notes to the Consolidated Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company maintains a $20 million revolving credit facility, with GMAC Commercial Credit LLC ("GMAC"), which matures in August of 2000. Borrowing availability under the facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, cannot exceed $17 million. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default.

The Company also maintains a Subordinated Credit Agreement with the Special Value Bond Fund, LLC in the amount of $6.15 million. Interest on the Subordinated Credit Agreement accrues at the rate of 13.5%. The Subordinated Loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts, including those with respect to working capital, tangible net worth, and losses in a quarter. The Company has informed its lender of certain violations of such covenants and has obtained waivers through December 31, 1999.

The Company is currently working with various lenders to replace and increase the revolving credit facility that matures in August of 2000.

The Company anticipates performing leasehold improvements during 2000 to its Birmingham, Alabama and Dothan, Alabama facilities to bring these locations into compliance with requirements to bid new federal government contracts. Costs for these improvements will be approximately $6.5 million and will be incurred over a two year period, with most of the costs occurring in the first year. Currently, the Company has no other commitments for any material capital expenditures.

The following is a discussion of the significant items in the Company's
-------------------------------------------------------------------------
Consolidated Statement of Cash Flows for the years ending December 31,
-------------------------------------------------------------------------
1999, 1998 and 1997.
--------------------

The Company generated net income of $6.2 million in 1999 versus $10.1 million in 1998 and a loss of $33.2 million in 1997. Cash generated from operations amounted to $7.6 million in 1999 versus a use of cash amounting to $2.1 million and $10.0 million in 1998 and 1997, respectively. In 1999 the Company used $5.0 million of cash related to increases in accounts receivable compared to $8.4 million in 1998 and $2.2 million in 1997.
This $5.0 million relating to increases in accounts receivable is prior to the non-cash set up of the reserve for bad debts previously discussed.

Net inventory, prior to the inventory write-offs discussed above, increased $4.2 million in 1999. Net Inventory decreased $ 0.1 million in 1998 and $2.0 million in 1997. This 1999 increase in inventory is mostly attributable to work on the Company's KC-135 contract. Progress payment balances on U.S. Government contracts and net commercial customer deposits were $20.4 million, $20.7 million and $17.5 million and work in process was $31.9 million, $30.2 million and $26.7 million at December 31, 1999, 1998 and 1997, respectively. Progress payment balances and net customer deposits as a percent of gross work in process for each of the three years were 64%, 69% and 65%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts.

Accounts payable and accrued expenses were $35.0 million in 1999, $29.2 million in 1998 and $31.7 million in 1997. Accounts payable and accrued expenses increased in 1999 due to the provisions made by the Company as described above. These increases were partially offset by efforts of the Company to pay down its trade debt during 1999.

Capital improvements amounted to $3.1 million, $0.7 million, and $0.5 million in 1999, 1998 and 1997, respectively. Additionally, the Company made principal payments to one of its lenders of $1.2 million and $6.0 million in 1998 and 1997, respectively. The Company also made payments of $0.2 million, $0.1 million and $0.4 million on various capital leases in 1999, 1998 and 1997, respectively.

Summary of Unaudited Financial Data:
------------------------------------

Unaudited quarterly financial information is as follows (in $Thousands):

                                  Quarter   Quarter   Quarter   Quarter
                                   Ended     Ended     Ended     Ended
                                  3/31/99   6/30/99   9/30/99   12/31/99
                                  -------   -------   -------   --------

Net Sales                          $39,885   $39,718   $45,891   $43,779

Gross Profit                         9,338     7,161     8,947     7,304

Net Income                           1,950     2,829     1,787     (389)

Net Income per Share:
  Basic                              $0.49     $0.71     $0.45    ($0.10)

  Diluted                            $0.49     $0.70     $0.43    ($0.10)



                                  Quarter   Quarter   Quarter   Quarter
                                   Ended     Ended     Ended     Ended
                                  3/31/99   6/30/99   9/30/99   12/31/99
                                  -------   -------   -------   --------

Net Sales                          $34,454   $39,219   $32,091   $36,004

Gross Profit                         6,640     8,516     6,088     4,189

Net Income                           4,538     2,782     1,519     1,215

Net Income per Share:
  Basic                              $1.23     $0.73     $0.39     $0.30

  Diluted                            $1.15     $0.71     $0.38     $0.29



CONTINGENCIES
-------------

A material adverse effect on the Company's financial position and liquidity could result if the Company is not successful in its defense of its legal proceedings. (See discussion under Item 3. Legal Proceedings.)

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

Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. On October 13, 1998, Pemco filed a complaint in the U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air force to comply with applicable federal laws as recommended by the GAO. On October 5, 1999, the U.S. District Court declined to grant relief to the Company. The Company appealed this finding and the case is currently pending in the U.S. Court of Appeals for the Eleventh Circuit. If the Company were to lose its appeal, resulting in the loss of the KC-135 contract, which exceeds 48% of the Company's revenues in 1999, it would likely have a material adverse effect on the operations of the Company.

New Accounting Pronouncement
----------------------------

The American Institute of Certified Public Accounts ('AICPA') issued ('SOP') 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interests costs during development of computer software for internal use (planning and preliminary costs should be expense). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The Company adopted this statement during 1999, the impact of which did not have a material effect on the consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
------------------------------------------

You should carefully consider the following risk factors in your evaluation of the Company. Any of these risks could cause material harm to the Company's business and impair the value of its common stock.

The Company is Heavily Dependent on U.S. Government Contracts.
--------------------------------------------------------------

Approximately 63% of the Company's revenues in 1999 were derived from U.S. Government contracts. U.S. Government contracts expose the Company to a number of risks, including:

o    unpredictable contract or project terminations,

o reductions in government funds available for the Company's projects due to government policy changes, budget cuts and contract adjustments,

o disruptions in scheduled workflow due to untimely delivery of equipment and components necessary to perform government contracts,

o    penalties arising from post award contract audits, and

o cost audits in which the value of the Company's contracts may be reduced.

In addition, substantially all of the Company's government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties. If the Company is unable to address any of the above risks, the Company's business could be materially harmed and the value of its common stock could be impaired.

A Significant Portion of the Company's Revenue is Derived From a Few of its Contracts.
-------------------------------------------------------------------------

A small number of the Company's contracts account for a significant percentage of its revenues. In 1999, the Company's largest revenue producing contract was its KC-135 aircraft contract, which generated approximately 48% of the Company's revenues. The Company's two largest contracts generated approximately 60% of its revenues in 1999.
Termination or a disruption of any of these contracts, or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm the Company's business and impair the value of its common stock.

Bundling of U.S. Government Contracts Could Materially Harm the Company's Business.
-------------------------------------------------------------------------

Beginning in 1997, Congress began including provisions in appropriations bills that require the "bundling" of contracts. Bundling refers to the practice of combining a number of U.S. Government contracts into one contract, which forces smaller companies, such as the Company, to team with one or more operators to provide a bid for the bundled contract. The Company is exposed to a number of risks from bundling, including:

o    the inability to bid on contracts independently,

o the potential inability to locate suitable operators with which to successfully team, and

o the potential inability to team with other operators on favorable terms.

This same appropriations legislation allows private contractors to team with military contractors to bid on bundled contracts and also allows military contractors to bid on these contracts directly. Consequently, the Company faces additional competition from military contractors. For example, in March 1998, the C-130 PDM solicitation was cancelled and the work was taken in house by the military.

On March 20, 1998 the U.S. Government determined that the services that the Company currently provides under its KC-135 contract would be bundled with other unrelated work after the expiration of the Company's current KC-135 contract. The Company derived 48% of its revenues from this contract in 1999. The Company has since challenged the bundling of this contract and on September 25, 1998 the General Accounting Office found in favor of the Company. Nonetheless, the U.S. Air Force elected o award the bundled contract to another entity. On October 13, 1998 the Company filed a complaint in U.S. District Court against the U.S. Air Force seeking an order requiring the U.S. Air Force to comply with the previous finding in favor of the Company. On October 5, 1999, the U.S. District Court declined to grant relief to the Company. The Company appealed this finding and the case is currently pending in the United States Court of Appeals for the Eleventh Circuit. If the Company does not prevail in its appeal and is precluded from obtaining work under its KC-135 contract or other contracts, it could materially harm the Company's business and impair the value of its common stock.

The Company's Markets are Highly Competitive and Many of its Competitors Have Greater Resources than the Company.
-------------------------------------------------------------------------

The aircraft maintenance and modification services industry is highly competitive, and the Company expects that the competition in this industry will continue to intensify. Many of the Company's competitors are larger and more established companies with significant competitive advantages, including greater financial resources and greater name recognition. In addition, the Company is facing increased competition from entities located outside of the United States, and entities that are affiliated with commercial airlines. The Company's competition for military aircraft maintenance includes Boeing Military Aircraft, Lockheed-Martin Aeromod, Raytheon E-Systems and various military depots, and the Company's competition for outsourced commercial aircraft maintenance includes the Tramco division of B.F. Goodrich, Dee Howard Company and Timco. If the Company is unable to compete effectively against any of these entities it could materially harm the Company's business and impair the value of its common stock.

The Company is a Party to Legal Proceedings that Could be Costly to
Resolve.
-------------------------------------------------------------------------

The Company may be exposed to legal claims relating to the services it provides. The Company is currently a party to several legal proceedings, including an alleged violation of the False Claims Act, breach of contract claims and claims based on the Company's employment practices. While the Company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the Company's insurance coverage does not cover all costs resulting from these claims, it could materially harm the Company's business and impair the value of its common stock.

The Company Could Incur Significant Costs and Expenses Related to
Environmental Problems.
-------------------------------------------------------------------------

Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning and painting of aircraft. The Company has previously paid penalties to the Environmental Protection Agency for the violation of these laws and regulations. While the Company is not currently aware of any other necessary environmental remediation or other environmental liability on the properties it operates, it may be required to pay additional penalties in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility.
Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, the Company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage and related expenses. Payment of any of these costs and expenses could materially harm the Company's business and impair the value of its common stock.

The Company May Not be Able to Hire and Retain a Sufficient Number of Qualified Employees.
-------------------------------------------------------------------------

The Company's success and growth will depend on its ability to continue to attract and retain skilled personnel. Competition for qualified personnel in the aircraft maintenance and modification services industry is intense. Any failure to attract and retain qualified personnel could materially harm the Company's business and impair the value of its common stock.

The Company May Need Additional Financing to Maintain its Business.
-------------------------------------------------------------------------

The Company's growth strategy requires continued access to capital. From time to time, the Company may require additional financing to enable it to:

o    finance unanticipated working capital requirements,

o    develop or enhance existing services,

o    respond to competitive pressures, or

o    acquire complementary businesses.

The Company cannot assure you that, if it needs to raise additional funds, such funds will be available on favorable terms, or at all. If the Company cannot raise adequate funds on acceptable terms, its business could be materially harmed and the value of its common stock impaired.

Failure to Introduce New Services in Response to Technological Advances and Evolving Industry Standards Could Materially Harm the Company's Business.
-------------------------------------------------------------------------

The aircraft maintenance and modification services industry is characterized by evolving industry standards and changing customer requirements. The introduction of new aircraft embodying new technologies and the emergence of new industry standards could render the Company's existing services obsolete and cause the Company to incur significant development and labor costs. Failure to introduce new services and enhancements to the Company's existing services in response to changing market conditions or customer requirements could materially harm the Company's business and impair the value of its common stock.

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Shareholder Approval.
-------------------------------------------------------------------------

As of December 31, 1999, the Company's executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 42% of the Company's outstanding common stock. As a result, these shareholders are able to significantly influence all matters requiring approval by the Company's shareholders, including the election of directors and the approval of mergers or other business combination transactions. Accordingly, these shareholders may make business decisions that materially harm the Company's business and impair the value of its common stock.

The Company's Forward Looking Statements May Prove to be Wrong.
---------------------------------------------------------------

Some of the information under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions, award of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this section of the Annual Report, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit as noted in Note 7 to the Consolidated Financial Statements and bears interest at prime plus 1.5% (12.0% at December 31, 1999). If the prime rate increased 100 basis points, the effect on net income would approximate a $125,000 reduction in net income.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------------------

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







REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------

To Precision Standard, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PRECISION STANDARD, INC. (a Colorado corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precision Standard, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama                                   ARTHUR ANDERSEN LLP
March 13, 2000 (except
for certain matters
discussed in Note 11
as to which the date
is March 28, 2000)




                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1999 and 1998

                                  ASSETS
                              (In Thousands)

                                              1999           1998
                                              ----           ----
Current assets:
  Cash and cash equivalents               $    527       $    193
  Accounts receivable, net                  21,131         17,434
  Inventories                               17,035         15,286
  Deferred income taxes                      3,000              0
  Prepaid expenses and other                   763            995
                                           -------        -------
    Total current assets                    42,456         33,908
                                           -------        -------

Property, plant and equipment at cost:
  Leasehold improvements                    12,634         11,242
  Machinery and equipment                   19,780         18,656
                                           -------        -------
                                            32,414         29,898
  Less accumulated depreciation           (20,858)       (19,252)
                                           -------        -------
    Net property, plant, and equipment      11,556         10,646
                                           -------        -------

Other non-current assets:
  Prepaid pension costs                      1,780          2,888
  Deposits and other                         1,386          1,274
  Intangible assets, net                       225            483
  Related party receivable                       0            270
                                           -------        -------
                                             3,391          4,915
                                           -------        -------
    Total assets                           $57,403        $49,469
                                           =======        =======



                The accompanying notes are an integral part
                   of these consolidated balance sheets.






                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1999 and 1998

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                              (In Thousands)

                                              1999           1998
                                              ----           ----

Current liabilities:
  Current portion of long term debt        $15,104         $1,454
  Accounts payable                           6,075          9,596
  Accrued liabilities - payroll related      7,471          8,056
  Accrued liabilities - other               21,424         11,516
                                           -------        -------

    Total current liabilities               50,074         30,622
                                           -------        -------

Long-term debt                               4,168         21,824
Other long-term liabilities                  3,023          3,063
                                           -------        -------
    Total liabilities                       57,265         55,509
                                           -------        -------
Commitments and contingencies
  (see Notes 11 and 13)

Stockholders' equity (deficit):
  Common stock, $.0001 par value,
  300,000,000 shares authorized,
  3,978,137 issued and outstanding
  at December 31, 1999 and
  3,977,721 issued and outstanding
  at December 31, 1998                           1              1
  Additional paid-in capital                 4,769          4,768
  Accumulated deficit                      (4,632)       (10,809)
                                           -------        -------

Total stockholders' equity (deficit)           138        (6,040)
                                           -------        -------
Total liabilities and stockholders'
  equity (deficit )                        $57,403        $49,469
                                           =======        =======


                The accompanying notes are an integral part
                   of these consolidated balance sheets.





                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
           for the years ended December 31, 1999, 1998 and 1997

     (In Thousands Except Income (Loss) per Common Share Information)

                                              1999      1998      1997
                                              ----      ----      ----
Net sales                                 $169,273  $141,770  $122,258
Cost of sales                              136,523   116,337   121,074
                                          --------  --------  --------
  Gross profit                              32,750    25,433     1,184

Selling, general, and
  administrative expenses                   18,889    15,641    13,894
Restructuring and other
  charges                                        0         0     6,927
Bad debt expense                             1,586        58         0
Litigation and contingency provisions        4,683       278     1,624
Research and development expense                 0       125       946
                                          --------  --------  --------
  Income (loss) from operations              7,592     9,331  (22,207)

Other (income) expense:
  Interest                                   3,266     3,368     1,530
  Other, net                                   825   (2,399)       405
                                          --------  --------  --------
    Income (loss) before income taxes        3,501     8,362  (24,142)
Provision (benefit) for income taxes       (2,676)   (1,692)     9,008
                                          --------  --------  --------
     Net income (loss)                      $6,177   $10,054 $(33,150)
                                          ========  ========  ========
Net income (loss) per common share:
  Basic                                      $1.55     $2.65    $(9.19)
  Diluted                                    $1.52     $2.53    $(9.19)

Weighted average common shares outstanding:
  Basic                                      3,978     3,801     3,608
  Diluted                                    4,061     3,980     3,608




           The accompanying notes are an integral part of these
                         consolidated statements.





                 PRECISION STANDARD, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           for the years ended December 31, 1999, 1998 and 1997
                     (Dollars and shares in thousands)


                                     Common       Additional   Retained
                                     Stock         Paid-in     Earnings
                                     Shares        Capital    (Deficit)
                                     ------       ----------  ----------

Balance, December 31, 1996           3,131         $4,600       $12,287

Exercise of stock options               20              0             0
Issuance of Shares for warrants        464            164             0
Minimum pension liability
  adjustment                             0              0             0
Foreign currency
  translation adjustment                 0              0             0
Net loss                                 0              0      (33,150)
Comprehensive loss                       0              0             0
                                  --------       --------      --------
Balance, December 31, 1997           3,615          4,764      (20,863)

Exercise of stock options                2              4             0
Issuance of shares for warrants        361              0             0
Foreign currency
  translation adjustment                 0              0             0
Net income                               0              0        10,054
Comprehensive income                     0              0             0
                                  --------       --------      --------
Balance, December 31, 1998           3,978          4,768      (10,809)

Exercise of stock options                0              1             0
Net Income                               0              0         6,177
Comprehensive income                     0              0             0
                                  --------       --------      --------
Balance, December 31, 1999           3,978       $  4,769      $(4,632)
                                  ========       ========      ========





                                                 Accumulated
                                    Minimum         Other      Compre-
                                    Pension     Comprehensive  hensive
                                   Liability        Income      Income
                                   Adjustment       (Loss)      (Loss)
                                  -----------   -------------  --------

Balance, December 31, 1996        $(3,920)           $160

Exercise of stock options                0              0
Issuance of Shares for warrants          0              0
Minimum pension liability
  adjustment                         3,920              0        $3,920
Foreign currency
  translation adjustment                 0          (399)         (399)
Net loss                                 0              0      (33,150)
                                                               --------
Comprehensive loss                       0              0     $(29,629)
                                  --------       --------      ========
Balance, December 31, 1997               0          (239)

Exercise of stock options                0              0
Issuance of shares for warrants          0              0
Foreign currency
  translation adjustment                 0            230          $239
Net income                               0              0        10,054
                                                               --------
Comprehensive income                     0              0       $10,293
                                  --------       --------      ========
Balance, December 31, 1998               0              0

Exercise of stock options                0              0
Net Income                               0              0        $6,177
                                                               --------
Comprehensive income                     0              0        $6,177
                                  --------       --------      ========
Balance, December 31, 1999              $0             $0
                                  ========       ========




                The accompanying notes are an integral part
                     of these consolidated statements.





                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1999, 1998 and 1997

                              (In Thousands)

                                      1999           1998        1997
                                      ----           ----        ----

Cash flows from operating
  activities:
Net income (loss)                   $6,177        $10,054     $(33,150)
                                  --------       --------      --------
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:

Depreciation and amortization        2,637          2,396         2,516
Provision (benefit) for deferred
  income taxes                     (3,000)        (2,525)         8,865
Restructuring and other charges          0              0         6,927
Litigation and environmental
  contingencies                      4,683            278         1,624
Pension cost in excess of funding    1,108          1,218         1,404
Provision for losses on receivables  1,268            294           793
Provision for reduction in
  inventory valuation                2,388              0             0
Provision for losses on
  contracts-in-process                  16          1,657           728
Interest expense - warrants              0              0           164
Gain on sale of division                 0        (3,120)             0
Changes in assets and liabilities:
Related party receivable               270              0             0
Accounts receivable, trade         (4,965)        (8,381)       (2,197)
Inventories                        (4,153)            134         1,950
Prepaid expenses and other             232           (38)         (152)
Deposits and other                   (152)          (794)             0
Accounts payable and accrued
  liabilities                        1,119        (3,280)           540
                                  --------       --------      --------
  Total adjustments                  1,451       (12,161)        23,162
                                  --------       --------      --------
Net cash provided by (used in)
  operating activities               7,628        (2,107)       (9,988)
                                  --------       --------      --------

Cash flows from investing
  activities:
Proceeds from sale of division           0          4,790             0
Capital expenditures               (3,049)          (746)         (496)
                                  --------       --------      --------
  Net cash provided by (used in)
  investing activities             (3,049)          4,044         (496)
                                  --------       --------      --------

Cash flows from financing
  activities:
Proceeds from exercise of stock
  options                                1              4             0
Payment of debt issuance costs       (240)              0         (720)
Net borrowings (repayments)
  under revolving credit facility  (3,769)          (879)        16,427
Principal payments under
  long-term borrowings               (237)        (1,238)       (6,037)
                                  --------       --------      --------
Net cash provided by (used in)
  financing activities             (4,245)        (2,113)         9,670
                                  --------       --------      --------

Net increase (decrease) in cash
  and cash equivalents                 334          (176)         (814)
Cash and cash equivalents,
  beginning of year                    193            369         1,183
                                  --------       --------      --------
Cash and cash equivalents,
  end of year                         $527           $193          $369
                                  ========       ========      ========


Supplemental disclosure of
  cash flow information:
Cash paid during the year for:
  Interest                          $2,291         $3,425        $1,777
  Income taxes                        $380           $316           $29


Supplemental disclosure of non-cash
  investing and financing activities:
  Capital lease obligations
    incurred                          $504           $126          $950
  Conversion of accounts payable
    to debt                             $0           $484            $0
  Forgiveness of debt for land          $0            $70            $0
  Conversion of capital lease
    to debt                           $950             $0            $0


                The accompanying notes are an integral part
                     of these consolidated statements.





                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1999, 1998 AND 1997


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Precision Standard, Inc. (the "Company") is a diversified aviation and aerospace company composed of three operating groups:
     Government Services, Commercial Services, and Manufacturing and
     Overhaul.

     The Company's primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company provides such services for government and military customers through its Government Services Group, which specializes in providing Programmed Depot Maintenance ("PDM") and Scheduled Depot Level Maintenance ("SDLM") on large transport aircraft and helicopters.

     The Company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft contracts lasting several years. The Company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The Company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates ("STCs").

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

     On January 29, 1998, the Company sold its Hayes Targets Division which designed, developed and manufactured aerial target systems. (See Note 17)

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, except for its Danish subsidiary, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Effective January 1, 1997, the Company's Danish subsidiary has been excluded from the consolidated financial statements as a result of a Danish court's decision to grant a supplier's request to place it involuntary bankruptcy. (See Note 11)

     RESTRUCTURING AND OTHER CHARGES - During 1997, the Company implemented a strategic restructuring plan to increase its liquidity and return to profitability. As part of this plan, the Company engaged a financial advisor to explore strategic alternatives, which included an evaluation of the sale of one or more of its operating units, ceased funding of its Danish facility upon it being placed in involuntary bankruptcy and reduced overhead.

     In connection with its change in strategy, the Company re-evaluated the carrying amount of deferred costs related to certain long-term programs. As a result of this re-evaluation, the Company recognized a charge of $4.3 million in 1997. Further, in 1997 the Company recognized losses incurred on its Danish subsidiary primarily related to funding made subsequent to deconsolidation of $2.6 million.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates which may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the Company's contracts, recognition of losses associated with pending litigation and realization of certain assets, including deferred tax assets. Actual results could differ from those estimates.

     CONTRACT ACCOUNTING - The Company recognizes revenue on aircraft principally under the percentage-of-completion method of accounting using an output measure of progress, units of delivery for contracts with provisions for multiple deliveries, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost), for contracts where the units of delivery method is not appropriate. The Company's contracts for its rocket launch vehicles and guidance systems are primarily cost reimbursement contracts. As such, revenues are recorded as costs are incurred and as fees are earned. Provision is made to recognize estimated losses in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount becomes reasonably estimable.

     Additionally, under certain contracts the Company negotiated cost sharing provisions which cause the contracting parties to share cost differences associated with target margins on the contracts. At December 31, 1999 the Company has accrued approximately $4.0 million representing cost sharing payable to the parties.

     PROGRAM ACCOUNTING - Major commercial aircraft conversion programs are planned, committed and engineered based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for commercial aircraft programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial aircraft programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries up to 10 years. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the estimated program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for design and engineering, initial tooling and special equipment, new commercial aircraft programs normally have lower operating profit margins than established programs. While the costs associated with the initial design, production and tooling of a program are amortized over the estimated program quantity, the Company periodically reassesses the profitability of the program and records losses if inherent in the program. (See Note 4)

     INVENTORIES - Materials and supplies are stated at the lower of average cost or market (replacement cost). Work in process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include research and development and general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

     PROPERTY, PLANT, AND EQUIPMENT - Leasehold improvements and machinery and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

                  Classification        Useful Life In Years
                  --------------        --------------------

               Leasehold improvements         5 - 20
               Machinery and equipment        3 - 12

     Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations. Depreciation charged to operations amounted to $2,139,435, $2,137,169, and $2,397,161 for the years ended December 31, 1999, 1998, and 1997, respectively.

     PROVISION FOR WARRANTY EXPENSES - The Company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 1999 and 1998. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     STOCK OPTIONS - The Company uses the intrinsic value method for stock option grants under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. (See Note 9.)

     NEW ACCOUNTING PRONOUNCEMENT - The American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ('SOP') 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interest costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The Company adopted this statement during 1999, the impact of which did not have a material effect on the consolidated financial statements.

     RECLASSIFICATIONS - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

2. NET INCOME (LOSS) PER COMMON SHARE - The following table represents the reconciliation of the number of weighted average shares outstanding basic to the number of weighted average shares outstanding diluted:

     (in Thousands Except Per Share Amounts)


                                              Net                Per Share
     For the Year Ended December 31, 1999    Income    Shares      Amount
     ------------------------------------   --------  --------   ---------

     Basic earnings per share                $6,177     3,978       $1.55
     Dilutive securities                          -        83         .03
                                            -------   -------     -------
     Diluted earnings per share              $6,177     4,061       $1.52
                                            =======   =======     =======



                                              Net                Per Share
     For the Year Ended December 31, 1998    Income    Shares      Amount
     ------------------------------------   --------  --------   ---------

     Basic earnings per share               $10,054     3,801       $2.65
     Dilutive securities                          -       179         .12
                                            -------   -------     -------
     Diluted earnings per share             $10,054     3,980       $2.53
                                            =======   =======     =======



     Options/warrants to purchase 232,390, 578,843, and 861,197 shares of common stock related to 1999, 1998, and 1997, respectively, were excluded from the computation of diluted income (loss) per share because the option exercise price was greater than the average market price of the shares. There were no warrants outstanding at December 31, 1999 or 1998.

3.   ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net as of December 31, 1999 and 1998 consist of the following:

                              (In Thousands)

                                                   1999      1998
                                                   ----      ----
     U.S. Government:
       Amounts billed                            $6,021    $5,419
       Recoverable costs and
       accrued profit on progress
       completed - not billed                     7,715     4,551
     Commercial Customers:
       Amounts billed                             6,855     8,080
       Recoverable costs and
       accrued profit on progress
       completed - not billed                     1,562        48
                                                -------   -------
                                                 22,153    18,098
       Less allowance for
       doubtful accounts                        (1,022)     (664)
                                                -------   -------
       Accounts receivable, net                 $21,131   $17,434
                                                =======   =======

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 1999 and 1998.

     4.   INVENTORIES

     Inventories as of December 31, 1999 and 1998 consist of the following:

                              (In Thousands)

                                                   1999      1998
                                                   ----      ----

     Work in process                            $31,335   $30,185
     Finished goods                               3,365     3,324
     Raw materials and supplies                   2,704     2,968
       Total                                     37,404    36,477
     Less progress payments and
       customer deposits                       (20,369)  (20,708)
     Less allowance for estimated
       losses on work in process
       (Note 7)                                       0     (483)
                                                -------   -------
                                                $17,035   $15,286
                                                =======   =======

     A portion of the above inventory balances relates to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventory on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     Included in work in process are $1,207,183 and $1,776,854 of deferred production, initial tooling, and related nonrecurring costs (collectively referred to as deferred costs) at December 31, 1999 and 1998, respectively. These costs are related primarily to the Company's 727 and 737 conversion programs. The recovery of these deferred costs is dependent on the number of conversions performed and actual contract prices. Realization of the above is primarily dependent on the profitability of anticipated contracts. Based on studies by the Company, management believes there exists a sufficient market to enable the Company to recover these costs.

     At December 31, 1996, the Company estimated that its Dothan facility would derive a significant portion of their revenue for the following two years in connection with their quick change conversion program. At December 31, 1996, approximately $3,000,000 was deferred and included in work in process. Such deferred costs included production costs, engineering and tooling costs incurred since the inception of the program less the cost of units delivered based on anticipated average costs of producing the anticipated units under the program. During 1997, $3,687,743 in deferred costs associated with this program were written off to cost of sales because the principal customer under this program did not exercise its option for the additional ships.

     The amount of general and administrative costs remaining in inventories at December 31, 1999 and 1998 amounted to $2,636,663 and $1,864,401, respectively, and are associated with government contracts.

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

5.   LONG -TERM DEBT

     Long-Term Debt as of December 31, 1999 and 1998 consists of the following:

                              (In Thousands)

                                                   1999    1998
                                                   ----    ----

     Revolving credit facility                  $11,779   $15,548
     Senior Subordinated Loan;
       interest at 13.5%                          6,150     6,150
     Other obligations: interest from
       6% to 18%, collateralized by security
       interest in certain equipment              1,343     1,580
                                                -------   -------
     Total long-term debt                        19,272    23,278
     Less portion reflected as current           15,104     1,454
                                                -------   -------
     Long term-debt, net of current portion      $4,168   $21,824
                                                =======   =======


     The Company maintains a $20 million revolving credit facility which matures in August of 2000. Borrowing availability under the facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, cannot exceed $17 million. There was $3.7 million available under the credit facility at December 31, 1999, based on the calculation which defines the borrowing base. Interest rates on the revolving credit facility were 12.00% and 11.25% at December 31, 1999 and 1998, respectively. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

     The Senior Subordinated loan is to be repaid over five quarterly installments commencing on August 31, 2000. (See Note 12).

     Schedule of debt maturing over the next five years at December 31:

                              (In Thousands)

                         2000              $15,104
                         2001                3,956
                         2002                  122
                         2003                   89
                         Thereafter              1
                                           $19,272
                                           =======

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. As a result of its net worth and capital expenditures made during 1999, the Company was in violation of such covenants at December 31, 1999. However, the Company's primary lender waived the financial debt covenant violations at December 31, 1999.

6.   STOCK WARRANT

     In connection with the Company's debt financing in 1988, a detachable stock warrant was issued by the Company to its primary lender at that time to purchase 1,053,938 shares of common stock at an exercise price of $.96 per share. The agreement, as amended, stated that the warrant shall be redeemed on a net basis in installments commencing on August 31, 1997, and the last day of each successive October, January, April, July, and October 31, 1998 on which date the warrant shall be fully redeemed. These redemptions could be made in cash or stock at the option of the Company. Additionally, if the redemptions were not made on the respective redemption dates, the Company must pay interest on the redeemable amount up to the actual redemption date based on the average price of the Company's common stock during the respective period. During 1997, this interest requirement totaled $164,000 and was satisfied with the issuance of 36,858 shares of Company common stock on December 31, 1997, the date on which the Company issued 427,479 shares of common stock for the August 31, 1997 and October 31, 1997 redemptions. During 1998, the Company redeemed the remaining warrants on the applicable redemption dates by issuing approximately 360,000 shares of common stock.

7.   ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS IN PROCESS

     The Company provides for losses on uncompleted contracts in the period in which it is determined that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

     The allowances for estimated losses on contracts in process as of December 31, 1999 and 1998 amounted to $380,200 and $1,657,137, respectively. Of these amounts at December 31, 1999 and 1998, $0 and $482,761, respectively, are reflected as reductions of work in process inventory. See Note 4. The remaining amounts at December 31, 1999 and 1998 of $380,200 and $1,174,376, respectively, related to commitments to fulfill loss contracts at December 31, 1999 and 1998.

     During 1999, 1998, and 1997, provisions for estimated losses on contracts in process in the amounts of $15,583, $1,346,005, and, $727,687, respectively, were recognized through charges to operations.

8.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998, and 1997 is as follows:

                              (In Thousands)

                                      1999      1998      1997
                                      ----      ----      ----

     Current:
       Federal                        $324     $212          $0
       State                             0      621         143
                                    ------   ------      ------
                                       324      833         143
                                    ------   ------      ------

     Deferred:
       Federal                     (2,615)  (2,152)       9,417
       State                         (385)    (373)       (552)
                                    ------   ------      ------
                                   (3,000)  (2,525)       8,865
                                    ------   ------      ------
                                  $(2,676) $(1,692)      $9,008
                                    ======   ======      ======


     The differences between the tax benefits at the federal statutory rate and the provision for income taxes for the years ended December 31, 1999, 1998, and 1997 are primarily due to (decreases)/increases in the deferred tax asset valuation allowance of $(2,490,000), $(5,034,000), and $16,128,000 , respectively.

     Deferred tax assets (liabilities) are comprised of the following:


                              (In Thousands)

                                                1999      1998
                                                ----      ----
     Prepaid pension costs                    $(702)  $(1,156)
     Other                                   (1,165)     (327)
                                             -------   -------
     Gross deferred tax liabilities          (1,867)   (1,483)
                                             -------   -------

     Accrued vacation                          1,784     1,616
     Inventory, accounts receivable and
       other reserves                          8,442     4,876
     Federal and state loss carry-forwards     3,911     6,859
     Property, plant, and equipment              366       554
     Alternative minimum tax credit
       carryforwards                           1,224       928
                                             -------   -------
         Gross deferred tax assets            15,727    14,833
     Deferred tax asset valuation
       allowance                            (10,860)  (13,350)
                                             -------   -------
     Net deferred tax asset                   $3,000        $0
                                             =======   =======


     The Company establishes a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the Company's losses during 1997, the Company provided an additional valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. In 1999 and 1998, the Company returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized.
     The 1999 net deferred tax assets reflect the portion of total deferred taxes which management considers that realizability through future profitability is more likely than not.

     At December 31, 1999 and 1998, the Company had tax effected federal and state operating loss carry-forwards of approximately $3,910,723 and $6,859,193 respectively. The loss carryforwards expire at various dates between 2002 and 2014. These loss carryforwards are partially reserved for through the deferred tax valuation allowance.

     The alternative minimum tax credit carry-forwards of $1,224,104, included in the deferred tax assets at December 31, 1999 do not expire.

9.   STOCK OPTION PLANS

     On May 17, 1999, the Company's stockholders approved amendments to the Nonqualified Stock Option Plan (the "Plan"), pursuant to which a maximum aggregate of 1,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires by its terms on September 8, 2008. The Company's Incentive Stock Option and Appreciation Rights Plan expired during 1999 with outstanding options being combined with the Nonqualified Stock Option Plan.

     Under the Plan, the option price may not be less than 50% of the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

     Had compensation expense for the Company's stock option plan been determined based on the options fair market value at the grant date, the Company's net income (loss) and net income (loss) per share would have been as reflected in the pro forma amounts indicated below:

                (In Thousands Except Per Share Information)

                                         1999      1998      1997
                                         ----      ----      ----

     Net income (loss) - as reported   $6,177   $10,054 $(33,150)

     Net income (loss) - pro forma      6,080     9,501  (33,178)

     Net income (loss) per share,
       basic - as reported              1.55      2.65     (9.19)

     Net income (loss) per share,
       diluted  - as reported           1.52      2.53     (9.19)

     Net income (loss) per share,
       basic  - pro forma               1.53      2.50     (9.20)

     Net income (loss) per share,
       diluted  - pro forma             1.50      2.39     (9.20)

     The following table summarizes the changes in the number of shares under option pursuant to the plan described above at December 31:

                (In Thousands Except Per Share Information)

                                         Wtd.         Wtd.        Wtd.
                                         Avg.         Avg.        Avg.
                                          Ex           Ex         Ex.
                                   1999 Price   1998 Price  1997 Price
                                   ---- -----   ---- -----  ---- -----

     Outstanding beginning of year  599  $5.53  235  $8.76  358   $8.60
     Granted                        107   9.83  383   3.53   10    5.32
     Exercised                     (1)    2.78 (2)    2.37 (20)    5.12
     Forfeited                   (251)    3.43(17)    2.45(113)    8.60
                                  -----       -----       -----
     Outstanding end of year        454   7.69  599   5.53  235    8.76
                                  =====       =====       =====

     Exercisable end of year        393         343         225
     Estimated weighted
       average fair value
       of options granted                $5.27       $2.33        $2.16

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0% for each year; expected volatility of 98%, 96% and 72%; risk-free interest rate of 4.51% to 6.23%; and expected life of 4.5, 3.43, and 3.43 years for each year. Of the 1999 options granted, 58,000 vest 25% each year, the remaining 49,000 vest immediately. The 1997 options granted vest 25% each year, 250,000 of the 1998 options granted expired during 1999 as certain performance criteria were not met, the remaining 133,000 vested immediately.


     The following table summarizes information about stock options outstanding at December 31, 1999:

                              (In Thousands)

                                        Number of    Weighted     Weighted
                                       Outstanding   Average      Average
                                         Options    Remaining     Exercise
     Range of Exercise Prices            12/31/99      Life        Price
     ------------------------           ----------  ----------   ----------
     $2.25 - $3.38                          20         5.56       $2.58
     3.39 - 5.06                           187         7.96        3.87
     5.07 - 7.59                            78         5.72        6.69
     7.60 - 11.39                          107         9.92        9.83
     18.50                                  62         4.14       18.50
                                           ---
                                           454         6.93        7.69
                                           ===


     (In Thousands)

                                             Number of       Weighted
                                            Exercisable      Average
                                             Options at      Exercise
     Range of Exercise Prices                 12/31/99        Price
     ------------------------                ----------     ----------

     $2.25 - $3.38                               20            $2.58
     3.39 - 5.06                                187             3.87
     5.07 - 7.59                                 76             6.73
     7.60 - 11.39                                48            10.13
     18.50                                       62            18.50
                                                ---
                                                393             4.38
                                                ===

     On January 1, 2000 the Company entered into an employment agreement with its Chief Executive Officer ('CEO'). Under the terms of the agreement the CEO was granted options to purchase 100,000 shares of the Company's stock at an exercise price equal to the fair market value of the stock on the date of the grant. The options vest 20% immediately with the remaining options vesting equally over the next four years.

10.  EMPLOYEE BENEFIT PLANS

     PENSION - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. No contributions were made in 1999, 1998 or 1997. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Effective for fiscal 1998 based on prior years negotiations with the union, the Plan was amended to reflect a benefit increase of $1.00 per employee and a service year increase of 30 to 35 years.

     Changes during the year in the projected benefit obligation and in the fair value of plan assets were as follows:

                       Projected Benefit Obligation

                              (In Thousands)

                                            1999          1998
                                            ----          ----

     Balance at beginning of year         $102,678     $ 98,096
     Service cost                            1,341        1,324
     Interest cost                           6,974        6,875
     Plan amendments                         1,209          709
     Benefits paid                         (8,935)      (8,792)
     Actuarial (gain) loss                 (8,529)        4,466
                                          --------     --------
     Balance end of year                  $ 94,738     $102,678
                                          ========     ========


                                Plan Assets

                              (In Thousands)

                                            1999          1998
                                            ----          ----

     Balance at beginning of year         $100,781      $97,785
     Return on plan assets                  18,492       11,788
     Benefits paid                         (8,935)      (8,792)
                                          --------     --------
     Balance end of year                  $110,338     $100,781
                                          ========     ========

     The prepaid pension costs recognized in the consolidated balance sheets were as follows:

                              (In Thousands)

                                            1999          1998
                                            ----          ----
     Funded status                         $15,600     $(1,897)
     Unrecognized prior service cost         4,406        3,884
     Unrecognized net (gain) loss         (18,226)          901
                                          --------     --------
     Prepaid pension costs                  $1,780       $2,888
                                          ========     ========

     Components of the plans' net cost were as follows:

                              (In Thousands)

                                         1999         1998        1997
                                         ----         ----        ----

     Service cost                       $1,341        $1,324     $1,248
     Interest cost                       6,974         6,875      7,070
     Expected return on plan assets    (8,053)       (7,819)    (7,697)
     Recognized net gain                   198           142        125
     Net amortization                      687           657        658
                                       -------       -------    -------
     Net pension cost                   $1,147        $1,179     $1,404
                                       =======       =======    =======

     The weighted average rates assumed in the actuarial calculations for the pension plan was:


                                           1999         1998        1997
                                           ----         ----        ----

     Discount                              8.00%       7.00%       7.25%
     Annual Salary Increase                5.00        5.00        5.00
     Long-term return on plan assets       9.50        9.50        9.50


     POSTRETIREMENT BENEFITS - The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company provides health care benefits to both salaried and hourly retired employees at its Birmingham and Dothan facilities. The retirees' spouse and eligible dependents are also entitled to coverage under this defined benefit plan, as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

     The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and yearly and lifetime maximums.
     Currently, the plan is unfunded.

Changes during the year in the projected benefit obligation and in the fair value of plan assets were as follows:

                              (In Thousands)

                                              1999      1998
                                              ----      ----

     Balance at beginning of year             $775      $724
     Service cost                               36        45
     Interest Cost                              44        51
     Benefits paid                          (102)      (72)
     Actuarial (gain) loss                  (141)         27
                                             ----       ----
     Balance end of year                      $612      $775
                                              ====      ====

     The accrued postretirement costs recognized in the Consolidated Balance Sheets were as follows:

                              (In Thousands)

                                              1999      1998
                                              ----      ----

     Funded status                         $(612)    ($775)
     Unrecognized transition obligation        264       296
     Unrecognized net loss (gain)            (77)        61
                                             -----     -----
     Accrued liability                     $(425)    $(418)
                                             =====     =====

Components of the plans' net cost were as follows:

                              (In Thousands)

                                           1999        1998         1997
                                           ----        ----         ----
     Service cost                          $36         $45          $38
     Interest cost                          44          51           52
     Transition obligation                   0           0          116
     Net amortization                       32          32           32
     Recognized actuarial gain             (3)           0            0
                                         -----       -----        -----
     Net postretirement cost              $109        $128         $238
                                         =====       =====        =====

     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 6% for 1999, decreasing gradually to 5% through the year 2004, and remaining at that level thereafter. The weighted average discount rate assumed in the actuarial calculation for the postretirement benefit plan was 8.00%, 7.00%, and 7.25% for the years ended December 31, 1999, 1998 and 1997, respectively.

     SELF-INSURANCE - The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred.

     The Company maintains a self-insured health plan for the Birmingham and Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $1,919,643 and $840,857 for reported and incurred but not reported claims at December 31, 1999 and 1998, respectively. Additionally, the Company has deposits with the Administrator of the plan in the amount of $800,000 at December 31, 1999 and 1998.

     The Company also maintains a self-insured workers' compensation program and has a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 1999 and 1998, is $415,000, that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. The Company has reserves of $4,538,246 and $4,439,000 for reported and incurred but not reported claims at December 31, 1999 and 1998, respectively.

     Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

     DEFINED CONTRIBUTION PLAN - The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement, have attained age 21, and have completed one year of service. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 1999, 1998, or 1997. Employees are always 100 percent vested in their contributions.

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

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:

                              (In Thousands)

                                              Vehicles
                                                And
     Year Ending              Facilities     Equipment        Total
     -----------              ----------     ---------        -----

     2000                      $1,138         $1,107         $2,245
     2001                       1,079          1,005          2,084
     2002                       1,079            800          1,879
     2003                       1,079            190          1,269
     2004                         773             57            830
     Thereafter                 2,870              0          2,870
                               ------         ------        -------
     Total minimum future
       rental commitments      $8,018         $3,159        $11,177
                               ======         ======        =======

     Total rent expense charged to operations for the years ended December 31, 1999, 1998, and 1997 amounted to $2,223,999, $2,106,537, and
     $3,181,677, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $572,942, $477,264, and $556,860 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

     Notwithstanding the GAO decision, the Air Force announced its award of the bundled workload to Ogden Air Logistics Center on October 9, 1998, stating that it was proceeding with the award. If the Air Force's action stands, the KC-135 workload could be included in the contract awarded to Ogden ALC upon expiration of the Company's contract. On October 13, 1998, Pemco filed a complaint in the U.S. District Court, Northern District of Alabama against the Air Force seeking declaratory relief, an injunction, and an order requiring the Air force to comply with applicable federal laws as recommended by the GAO. On October 5, 1999, the U.S. District Court declined to grant relief to the Company. This finding was subsequently appealed and is currently pending in the United States Court of Appeals for the Eleventh Circuit. If the Company were to lose its appeal, resulting in the loss of the KC-135 contract, which exceeds 48% of the Company's revenues, it would likely have a material adverse effect on the operations of the Company.

     However, the Company considers this possibility unlikely. In the fall of 1999, the U.S. Air Force exercised its options for the sixth and seventh years of its seven year contract for the KC-135 Aircraft Programmed Depot Maintenance (PDM). These options are for the U.S. Government's fiscal years beginning October 1, 1999 and October 1, 2000. This represents the first time that the U.S. Air Force exercised two contract options at the same time. At December 31, 1999, the Company had 45 KC-135 (PDM) aircraft at its Birmingham Alabama facility, up from 40 aircraft at December 31, 1998.

     LITIGATION - A purported class action brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW") union employees who were terminated upon settlement of such strike was dismissed in the third quarter of 1999. However, a new action was filed by 28 individuals shortly thereafter, which has since been joined by approximately 65 other individuals. The Company filed for summary judgment on all claims on February 20, 2000. The Company continues to believe the plaintiffs' claims have no factual basis and will vigorously defend the case.

     On May 27, 1997 the United States Attorney filed a 3 count civil complaint alleging a violation of the Civil False Claims Act, contract claims based on theories of mistake of fact, and unjust enrichment. The alleged violations pertain to C-130 Wings which were purchased by the Company from the Government as scrap, of which some were subsequently refurbished and sold. On September 3, 1997 the Company's motions to dismiss the case were granted. On October 31, 1997 the United States filed an appeal to the Eleventh Circuit Court which affirmed the lower court's dismissal of the case. Although the government did not seek a rehearing, in July 1999 en banc reconsideration was ordered by the Eleventh Circuit Court. In November of 1999 the Eleventh Circuit reversed and reinstated part of the case. Throughout the history of this matter the Company has cooperated with the government investigators and attorneys and provided all necessary and appropriate information. The Company believes that it is in compliance with all government contract provisions and regulations.

     The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to a Supplemental type certificate ("STC') for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Management believes that the result of this lawsuit will not have a material financial statement impact.

     In May 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 are not required to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX and others. The complaint filed in U.S. District Court of the Northern District of California also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998 Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. National Union Fire Insurance Company has not subsequently moved to lift the stay.

          In November 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Company's Danish subsidiary, Pemco World Air Services A/S, in bankruptcy. Trustees were appointed to operate the Danish subsidiary's facility. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees were asserting a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. The trustees based this claim on certain undertakings entered into by the Company in favor of the Danish subsidiary in 1996 and 1997. The trustees allege that pursuant to these undertakings the Company guaranteed the obligations of the Danish subsidiary. The Company has been subsequently informed that additional claims have been filed by creditors against the bankruptcy estate and that the aggregate amount of claims filed against the bankruptcy estate exceeds $15 million.

          On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado alleging breach of contract. The complaint alleges that the Company guaranteed certain payments for parts and materials supplied by Sterling to the Danish subsidiary. The complaint seeks damages of approximately $1.4 million plus costs and interest. On November 2, 1998, the Company filed a motion to dismiss the complaint which was denied by the court on January 13, 1999. On January 24, 2000, Sterling filed a motion for summary judgment on liability and partial damages which was denied by the court on March 23, 2000.

          On March 28, 2000, the Company entered into a settlement agreement with Sterling and the Danish subsidiary's bankrupt trustees pursuant to which the Company agreed to pay a total of $3.5 million by May 31, 2000 in settlement of the Sterling litigation and all claims the trustees may have against the Company under the undertakings. Of the $3.5 million settlement amount, $2.25 million will be placed in an escrow account and can only be released to the trustees upon their satisfaction of certain conditions. These conditions include, among other things, that the trustees must obtain release from all of the Danish subsidiary's unsecured creditors asserting claims in excess of $100,000 on or before October 5, 2000. If the trustees are unable to obtain these releases or certain other events occur, the Company may, at its option, terminate the settlement agreement as to the Danish subsidiary's bankruptcy trustees and obtain a refund of the $2.25 million held in the escrow account. In such an event, the portion of the settlement payment not placed into the escrow account ($1.25 million) would be applied to settle the Sterling litigation and the Danish subsidiary's trustees and creditors would retain any and all claims they may have against the Company. The Company would vigorously defend any such claims and, in any event, intends to vigorously defend any claim brought by creditors of the Danish subsidiary that do not release their claims in connection with the settlement agreement.

     On September 17, 1999 the Alabama Supreme Court unanimously reversed and rendered the November 3, 1997 verdict of a Jefferson County Alabama jury against the Company's Pemco Aeroplex subsidiary. The November 3, 1997 verdict was in the amount of $1 million compensatory and $3 million punitive damages, but was subsequently reduced by post-trial motions to $1 million in compensatory damages which had previously been accrued by the Company. The plaintiff filed a petition for a re-hearing, which was denied on February 8, 2000.

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

     On December 9, 1999 the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. The Company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

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

     The Company has evaluated the cases listed above, and based upon discussions with legal counsel responsible for the matters, the Company believes that settlements of all of the above cases will result in losses and legal expenses of approximately $5.0 million, which amount has been accrued at December 31, 1999.

     ENVIRONMENTAL COMPLIANCE - In December 1998, the Company executed a Consent Agreement and Consent Order ("CACO") with the Environmental Protection Agency ("EPA"). The terms of the CACO require the Company to remit a $95,000 penalty and perform certain environmental remediation activities. The Company has recorded an accrual for the above penalties and certain other related charges.

     In response to an inspection conducted by the EPA in June 1997, the Company entered into informal discussions regarding alleged violations under the Toxic Substances Control Act (TSCA) related to PCB-contained electrical equipment located on the Birmingham, Alabama facility. On October 5, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding such alleged violations of TSCA and seeking penalties of $144,000.
     No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint. Under the CACO, the Company agreed to pay a penalty of $91,800 over a three year period.

12.  RELATED PARTY TRANSACTIONS

     The Company has accrued approximately $1.4 million at December 31, 1999 related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major shareholder. In accordance with the agreement, the accrued amounts will be paid over 36 months.

     The related party receivable reflected in the 1998 consolidated balance sheet consists of various notes receivables from a former officer who is also a director. This amount was repaid in 1999.

     During 1999 an Investment Fund controlled by one of the Directors of the Company purchased the Company's Senior Subordinated Loan from a financial institution. The terms of the loan remain consistent with the original agreement. (See Note 5)

13.  CAPITAL LEASES

     The Company conducts part of its operations with leased machinery which includes data processing equipment and production machinery. Remaining lease terms range from one to five years.

The following is an analysis of the leased property under capital leases by major classes:

                              (In Thousands)


     Class of Property                           1999          1998
                                                 ----          ----

     Data Processing                             $143        $1,004
     Production Equipment                         867           856
     Less: Accumulated amortization             (300)         (575)
                                                -----        ------
                                                 $710        $1,285
                                                =====        ======

     The following is a schedule by years of minimum lease payments for capital leases together with the present value of the net minimum lease payments as of December 31, 1999:

                              (In Thousands)

                                Year Ending

                         2000                       $252
                         2001                        189
                         2002                        131
                         2003                         94
                         2004                         29
                         Thereafter                    0
                         Total minimum
                         future lease
                         payments                    695
                         Less: Amount
                         representing
                         interest                   (134)
                                                    ----
                         Present value
                         of minimum
                         lease payments             $561
                                                    ====

14.  LABOR CONTRACTS

     On December 19, 1999 the membership of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) voted to ratify a new five (5) year contract with the Company's Pemco Aeroplex, Inc. subsidiary. The contract begins February 1, 2000 and extends through March 21, 2005. The new contract represents an
     increase in term over the 3 year term of the previous contract.   The
     new agreement calls for wage increases of $0.40 per hour over the life of the contract and increases in Pension, Life Insurance and Accidental Death and Dismemberment benefits.

     The Company's contract with the International Association of Machinists and Aerospace Workers Union ("IAM") at its Pemco Aeroplex, Inc. subsidiary in Dothan, Alabama expired in July 1997. Following a brief work stoppage, on September 14, 1997, management and the IAM agreed to a new three year agreement which provides increases in wages, but maintains benefit levels and reduces job classifications.

15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 1999 and 1998, the carrying amounts of the Company's financial instruments are estimated to approximate their fair values, due to their short term nature, and variable or market interest rates.

     The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

16.  FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1999, the Company recorded a benefit of $3.0 million to reduce its valuation allowance for deferred taxes as this amount of net deferred tax assets reflects the portion of total deferred taxes which management considers that realizability through future profitability is more likely than not. In addition, the Company took several large one-time charges during the fourth quarter of fiscal 1999 including; $1.6 million relating to the former CEO/President's employment agreement, $2.7 million for various potential litigation settlements, and $0.4 million related to relocating the Company headquarters from Denver, Colorado to Birmingham, Alabama.

     Also during the fourth quarter of 1999 the Company recognized the following provisions, $1.3 million for inventory and accounts receivable reserves relating to scaling back the Company's Pemco Nacelle operations, and $1.1 million to reserve older commercial inventory at the Birmingham facility and recorded charges amounting to $1.6 million against income to reflect disputes with several customers over the payment of invoices. The net impact of the above adjustments was to reduce net income in the fourth quarter of 1999 by $5.7 million.

     In the Fourth Quarter of 1998, the Company recorded a benefit of approximately $1.7 million to reduce its valuation allowance for deferred taxes due to profitability of the Company. Also during the fourth quarter of 1998 the Company revaluated the profitability of contracts-in-process and recorded an additional charge of approximately $.9 million. The net impact of the two 1998 fourth quarter adjustments was to increase net income in the fourth quarter of 1998 by approximately $0.8 million.

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

17.  SALE OF DIVISION

     During 1998, the Company sold the net assets of its Hayes Targets division in Leeds, Alabama. The sale, which was closed on January 29, 1998, yielded net proceeds of approximately $4,790,000 and resulted in a gain of $3,120,000. Net sales and operating income contributed by the Hayes operation for the years ended December 31, 1998 and 1997 are as follows:

     (In Thousands)

                                   1998                 1997
                                   ----                 ----

          Net Sales                 $27                $3,404
          Operating Income
          (loss)                   (486)                  256


18.  SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income and interest expense to segments. The amount of intercompany profit is not material.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. However, the Commercial and Manufacturing and Overhaul segments may generate sales to Governmental entities and the Government segment may generate sales to commercial entities. Sales to Governmental entities in fiscal 1999, 1998 and 1997 were $106.2 million, $78.4 million, and $73.3 million, respectively.

     The following table presents information about 1999 segment profit or loss:

(In Thousands)


                                                       Manufacturing
                              Government   Commercial    & Overhaul
                              ----------   ----------  -------------


Revenues from external
  domestic customers            $88,991      $46,250        $23,782
Revenues from external
  foreign customers                   0        9,964              0
Inter-segment revenues               72            0            843
                                -------      -------        -------
Total segment revenues          $89,063      $56,214        $24,625
Elimination                         (73)           0           (843)
Total Revenue                   $89,990      $56,214        $23,782

Gross profit                     22,713        8,374          2,606
Segment operating income         12,532          (84)        (3,319)
Interest expense
Other
Benefit for income taxes
Net income

Assets                          $31,273      $12,767        $13,059
Depreciation/amortization         1,590          398            375
Capital Additions                 1,984          503           562



                            Other Overhaul     Consolidated
                            --------------     ------------


Revenues from external
  domestic customers            $   287           $159,310
Revenues from external
  foreign customers                   0              9,964
Inter-segment revenues                0           915
                                -------           --------
Total segment revenues          $   287           $170,189
Elimination                           0               (916)
                                                  --------
Total Revenue                   $   287           $169,273
                                                  ========
Gross profit                       (943)            32,750
Segment operating income         (1,039)             8,090
Interest expense                                     3,266
Other                                                1,323
Benefit for income taxes                             2,676
                                                  --------
Net income                                        $  6,177
                                                  ========

Assets                          $   304           $ 57,403
Depreciation/amortization           274              2,637
Capital Additions                     0              3,049


     The following table presents information about 1998 segment profit or loss:

(In Thousands)

                                                       Manufacturing
                              Government   Commercial    & Overhaul
                              ----------   ----------  -------------


Revenues from external
  domestic customers            $63,450      $41,074        $21,008
Revenues from external
  foreign customers                   0       12,351          2,575
Inter-segment revenues              147            0            168
                                -------      -------        -------
Total segment revenues          $63,597      $53,425        $23,751
Elimination                           0            0              0
Total Revenue

Gross profit                     10,758        9,157          5,397
Segment operating income          3,025        3,982          2,334
Interest expense
Other
Benefit for income taxes
Net income

Assets                          $31,096      $10,689        $6,141
Depreciation/amortization         1,401          545           450
Capital Additions                   454           68           224



                            Other Overhaul     Consolidated
                            --------------     ------------


Revenues from external
  domestic customers            $1,312            $126,844
Revenues from external
  foreign customers                  0              14,926
Inter-segment revenues              11                 327
                                -------           --------
Total segment revenues          $1,323            $142,097
Elimination                     0                     (327)
                                                  --------
Total Revenue                                     $141,770
                                                  ========
Gross profit                       121              25,433
Segment operating income            48               9,389
Interest expense                                    (3,368)
Other                                                2,341
Benefit for income taxes                             1,692
                                                  --------
Net income                                        $ 10,054
                                                  ========

Assets                          $1,544            $49,469
Depreciation/amortization            0              2,396
Capital Additions                    0                746


                         SUPPLEMENTARY INFORMATION


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON SUPPLEMENTARY INFORMATION



To Precision Standard, Inc. and Subsidiaries:


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements as of December 31, 1999 and 1998 and for the years then ended taken as a whole. The schedule listed in the index of financial statements as of December 31, 1999, 1998 and 1997 and for the years then ended is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




Birmingham, Alabama                          ARTHUR ANDERSEN LLP
March 13, 2000






                 PRECISION STANDARD, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          for the periods ended December 31, 1999, 1998 and 1997
                              (in Thousands)

                              Balance at     Additions      Additions
                              Beginning      Charged to     Charged to
Description                   Of Period       Expense         Assets
-----------                  -----------    -----------    -----------
1999
Allowance for doubtful
  accounts                       $664         $1,268
Reserve for contract
  commitments                   1,174             16
Reserve for obsolete
  inventory                     2,496          2,388

1998
Allowance for doubtful
  accounts                     $1,180            294
Reserve for contract
  commitments                     668          1,174
Reserve for obsolete
  inventory                     2,975

1997
Allowance for doubtful
  accounts                       $735            793
Reserve for contract
  commitments                      88            668
Reserve for obsolete
  inventory                     3,043



                                             Balance at
                                               End of
Description                   Deductions       Period
-----------                  -----------    -----------
1999
Allowance for doubtful
  accounts                     ($909)         $1,022
Reserve for contract
  commitments                   (810)            380
Reserve for obsolete
  inventory                     (523)          4,361

1998
Allowance for doubtful
  accounts                      (810)            664
Reserve for contract
  commitments                   (668)          1,174
Reserve for obsolete
  inventory                     (479)          2,496

1997
Allowance for doubtful
  accounts                      (348)          1,180
Reserve for contract
  commitments                    (88)            668
Reserve for obsolete
  inventory                      (68)          2,975





                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-34206 and 33-79676 and 333-30491) and on Form S-3 (File No. 333-33933).





Birmingham, Alabama                          ARTHUR ANDERSEN LLP
March 30, 2000









ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information regarding the directors and executive officers of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" section of the Company's definitive 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE COMPENSATION" section of the Company's definitive 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section of the Company's definitive 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS WITH MANAGEMENT AND OTHERS" section of the Company's definitive 2000 Proxy Statement.

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

     b. REPORTS ON FORM 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 1999.

     c.   EXHIBITS.

          3.1 Amended and First Restated Articles of Incorporation of the Company. (1)

          3.2    Amended and First Restated Bylaws of the Company.  (1)

          3.3    Articles of Amendment to the Articles of Incorporation.
(2)

          4.3    Specimen Certificate for Common Stock.  (3)

          10.1 Sale of Assets Agreement dated June 2, 1986 among Monarch Equities, Inc., Pemco Engineers, Inc., Monarch Aviation, Inc., Rolando Sablon and Matthew Gold. (4)

          10.2 Amendment to Sale of Assets Agreement and Closing Statement dated June 3, 1986, among Monarch Equities, Inc., Pemco
Engineers, Inc., Monarch Aviation, Inc., and SG Trading Corp.  (4)

          10.3 Assignment and Assumption Agreement executed July 30, 1987, effective June 4, 1986, between SG Trading Corp. and Matthew Gold.
(4)

          10.4 Purchase Agreement dated December 31, 1986, between the Company and Matthew Gold. (4)

          10.5 Purchase Agreement executed August 6, 1987, effective April 30, 1987, between the Company and Matthew Gold. (4)

          10.6 Contract No. N68520-87-0007 between Monarch Aviation, Inc., and the United States Navy. (4)

          10.7 Lease dated November 1, 1986, between Monarch Properties and Pemco Engineers, Inc. (4)

          10.8 Asset Sales and Purchase Agreement dated July 19, 1984, among Monarch Equities, Inc., Pemco Engineers, Inc., Robert D. Lang, Georgia L. Lang and Monarch Aviation, Inc. (3)

          10.9 Promissory Note dated July 17, 1987, from Monarch Equities, Inc., to Pemco Engineers, Inc. (3)

          10.10 Novation Agreement between Monarch Aviation, Inc., and the Company dated August 6, 1987. (5)

          10.11 Amended Executive Employment Agreement between the Company and Walter M. Moede effective June 1, 1993, as amended March 11, 1994. (6)

          10.12 Amended Executive Employment Agreement between the Company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994. (6)

          10.13 Second Amended and Restated Credit Agreement between Precision Standard, Inc. and Bank of America National Trust and Savings Association entered into as of December 31, 1997. (7)

          10.14 Second Amended and Restated Senior Subordinated Loan Agreement between Precision Standard, Inc. and Bank of America National Trust and Savings Association entered into as of December 31, 1997. (7)

          10.15  Amended and Restated Warrant issued by Precision
Standard, Inc. to the Bank of America National Trust and Savings
Association entered into as of December 31, 1997. (7)

          10.16  Precision Standard, Inc. Nonqualified Stock Option Plan.
(8)

          10.17 Precision Standard, Inc. Incentive Stock and Appreciation Rights Plan. (8)

          10.18 First Amendment to Second Amended and Restated Senior Subordinated Loan Agreement between Precision Standard, Inc. and Bank of America National Trust and Savings Association entered into as of August 8, 1997. (9)

          10.19 Account Receivable Management and Security Agreement between Precision Standard, Inc. and BNY of the Americas entered into as of August 8, 1997. (9)

          10.20 Amendment to Executive Employment Agreement between the Company and Matthew L. Gold effective September 7, 1999.

          10.21 Executive Employment Agreement between the Company and Ronald A. Aramini effective January 1, 2000.


          21     Subsidiaries of the Company.

          23     Consent of Arthur Andersen LLP.

          27     Financial Data Schedule.

---------------------


(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-8 file number 33-79676 dated June 8, 1994, and incorporated by reference herein.

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

                              PRECISION STANDARD, INC.

Dated:  3/30/00               By:/s/Ronald A. Aramini
                              -----------------------------
                              Ronald A. Aramini, President
                              (Principal Executive Officer)

Dated:  3/30/00               By:/s/Richard G. Godin
                              -----------------------------
                              Richard G. Godin, Vice President Finance
                              (Principal Finance & Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                      DATE
---------                     --------                      ----

/s/Michael E. Tennenbaum
------------------------      Chairman, Director            03/30/00
Michael E. Tennenbaum

/s/H.T. Bowling
------------------------      Vice Chairman, Director       03/30/00
H.T. Bowling

/s/Ronald A. Aramini
------------------------      President, Chief Executive
Ronald A. Aramini             Officer, Director, (Principal
                              Executive Officer)            03/30/00

/s/Matthew L. Gold
------------------            Director                      03/30/00
Matthew L. Gold

/s/Mark K. Holdsworth
---------------------         Director                      03/30/00
Mark K. Holdsworth

/s/Thomas C. Richards
---------------------         Director                      03/30/00
Thomas C. Richards