Form 10-Q
period 2000-03-31
PRECISION STANDARD INC
filed 2000-05-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                           Commission File No. 0-13829
March 31, 2000

                         PRECISION STANDARD, INC.

          (Exact Name of Registrant as Specified in its Charter)

        Colorado                                   84-0985295
(State of Incorporation)               (I.R.S. Employer Identification No.)

                          1943 North 50th Street
                         Birmingham, Alabama 35212

                 (Address of Principal Executive Offices)

                              (205) 592-0011
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]                  No [ ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report:

Class of Securities                Outstanding Securities
-------------------                ----------------------
$.0001 Par Value                   4,018,570 shares
Common Shares                      Outstanding at May 9, 2000


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 PRECISION STANDARD, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                  ------
                              (In Thousands)

                                         March 31,    December 31,
                                            2000          1999
                                        (Unaudited)
                                        ----------    -----------

Current assets:
  Cash and cash equivalents               $      0       $   527
  Accounts receivable, net                  19,156        21,131
  Inventories                               23,892        17,035
  Prepaid expenses and other                 4,001         3,763
          Total current assets              47,049        42,456
                                          --------       -------

Property, plant and equipment,
   at cost:
  Leasehold improvements                    11,982        12,634
  Machinery and equipment                   21,957        19,780
                                          --------      --------
                                            33,939        32,414

Less accumulated depreciation              (21,527)      (20,858)
                                          --------      --------

        Net property, plant
         and equipment                      12,412        11,556
                                          --------      --------

Other non-current assets:
  Prepaid pension costs                      1,476         1,780
  Intangible assets, net                       160           225
  Deposits and other                         1,425         1,386
                                          --------      --------
                                             3,061         3,391
                                          --------      --------
        Total assets                      $ 62,522      $ 57,403
                                          ========      ========



            The accompanying notes are an integral part of
               these consolidated financial statements.


                 PRECISION STANDARD, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
                              (In Thousands)

                                         March 31,    December 31,
                                           2000            1999
                                        (Unaudited)
                                        ----------    -------------

Current liabilities:
  Current portion of debt                 $15,748         $15,104
  Accounts payable and accrued
   expenses                                35,281          34,970
                                          -------         -------

          Total current liabilities        51,029          50,074

Long-term debt                              4,131           4,168
Other long-term liabilities                 3,287           3,023
          Total liabilities                58,447          57,265
                                          -------        --------

Stockholders' equity:
  Common stock, $.0001 par value,
    300,000,000 shares authorized,
    4,010,815 and 3,978,137 shares
    issued and outstanding at
    March 31, 2000 and December 31,
    1999, respectively                          1               1
  Additional paid-in capital                4,990           4,769
  Accumulated deficit                        (916)         (4,632)
                                          -------        --------
  Total stockholder's equity                4,075             138
                                          -------        --------

         Total liabilities and
          stockholders' equity            $62,522        $ 57,403
                                          =======        ========




            The accompanying notes are an integral part of
               these consolidated financial statements.



                 PRECISION STANDARD, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)


                                              Three         Three
                                          Months Ended   Months Ended
                                            March, 31      March 31,
                                               2000         1999
                                          ------------  ------------

Net sales                                   $40,523       $39,885
Cost of sales                                31,788        30,547
                                            -------       -------
     Gross profit                             8,735         9,338

Selling, general and
  administrative expenses                     4,251         5,917
                                            -------       -------
     Income from operations                   4,484         3,421

Other expense:
  Interest expense                              407           962
  Other, net                                     72           424
                                            -------       -------
     Income before income
     taxes                                    4,005         2,035

Provision for income taxes                      290            85
                                            -------       -------

     Net income                             $ 3,715       $ 1,950
                                            =======       =======

Net income per common share:
  Basic                                       $0.93         $0.49
  Diluted                                     $0.90         $0.49




            The accompanying notes are an integral part of
               these consolidated financial statements.







                PRECISION STANDARD, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                  ----------------------------------

                                           Three             Three
                                        Months Ended      Months Ended
                                          March 31,         March 31,
                                            2000              1999
                                        ------------      -----------

Cash flows from operating
  activities:
 Net income                              $ 3,715           $ 1,950
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
Depreciation and amortization                669               433
Pension cost in excess of
  funding                                    304               305
Intangible asset amortization                 65                 0
Changes in assets and liabilities:
  Accounts receivable, trade               1,976            (2,590)
  Inventories                             (6,857)           (2,885)
  Prepaid expenses and other                (238)              158
  Deposits and other                         (39)              779
  Accounts payable and accrued
    expenses                                 575               325
                                         -------           -------

Total adjustments                         (3,545)           (3,475)
                                         -------           -------

Net cash provided by
 operating activities                        170            (1,525)
                                         -------           -------

Cash flows from investing
 activities:
Capital expenditures                      (1,525)             (305)
                                         -------           -------

     Net cash (used in)
      Investing activities                (1,525)             (305)
                                         -------           -------

Cash flows from financing
 activities:
  Net borrowings under
   revolving credit
   facility                                  607             2,717
  Proceeds from exercise of
   stock options                             221                 0

    Net cash provided by
      Financing activities                   828             2,717
                                         -------           -------
     Net increase (decrease) in
      cash and cash equivalents             (527)              887
Cash and cash equivalents,
 beginning of period                         527               193
                                         -------           -------
Cash and cash equivalents,
 end of period                           $     0           $ 1,080
                                         =======           =======

Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                             $   407           $   754
    Income taxes                         $   290           $    85


                The accompanying notes are an integral part
                     of these consolidated statements.


              PRECISION STANDARD, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS

   1.      CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Form 10-K.

   2.   INVENTORIES

           Inventories consist of the following:

                                        March 31,       December 31,
                                          2000              1999
                                      ($ thousands)    ($ thousands)
                                       (Unaudited)
                                       -----------     -------------

         Work in-process                 $36,121          $31,335
         Finished goods                    3,165            3,365
         Raw materials and supplies        1,985            2,704
                                         -------          -------
         Total                           $41,271          $37,404

         Less progress payments
           and customer deposits         (17,379)         (20,369)
                                         -------          -------

                                          23,892           17,035
                                         =======          =======

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

           The following table represents the net income per share calculations for the three months ended March 31, 2000 and 1999:

           For the three months ended March 31:
           (All numbers in thousands except Income Per Share)

        2000
        Net Income                                 $ 3,715
        Weighted Average Shares                      3,979
        Basic Net Income Per Share                     .93
                                                   -------
        Dilutive securities:
           Options                                     148
        Diluted Weighted Average Shares              4,127
        Diluted Net Income Per Share                   .90
                                                   -------

        1999
        Net income                                 $ 1,950
        Weighted Average Shares                      3,978
        Basic Net Income Per Share                     .49
                                                   -------
        Dilutive Securities:
             Options                                    31
        Diluted Weighted Average shares              4,009
        Diluted Net Income Per Share                   .49
                                                   -------

           Options to purchase approximately 168,533 and 437,000 shares of common stock related to March 31, 2000 and 1999, respectively, were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

   4.   NOTES PAYABLE
                                            March 31,    December,31,
                                             2000           1999
                                        ($ Thousands)   ($ Thousands)
                                          (Unaudited)
                                        -------------   -------------

        Revolving credit facility          $13,025         $11,779

        Senior Subordinated Loan
        interest at 13.5%                    6,150           6,150

        Other obligations:  interest
        from 6 to 18%, collateralized
        by security interests in
        certain equipment                      704           1,343
                                           -------         -------

        Total debt                         $19,879         $19,272
                                           =======         =======

        Less portion reflected
         as current                         15,748          15,104



        Long term debt, net of
         current portion                   $ 4,131         $ 4,168

           The Company maintains a $20 million revolving credit facility which matures in August of 2000. Borrowing availability under the facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, cannot exceed $17 million. There was $4.0 million available under the credit facility at March 31, 2000, based on the calculation which defines the borrowing base. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis.

           All scheduled principal amortization for the Senior Subordinated loan has been deferred for the three-year term of the revolving credit facility. The Senior Subordinated loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through June 30, 2001.

           The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. As a result of its net worth and capital expenditures made during 1999, the Company was in violation of such covenants at March 31, 2000. However, the Company's primary lender waived the financial debt covenant violations at March 31, 2000.

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


        LITIGATION

           Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit

           In November 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Company's Danish subsidiary, Pemco World Air Services A/S, in bankruptcy. Trustees were appointed to operate the Danish subsidiary's facility. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. The trustees based this claim on certain undertakings entered into by the Company in favor of the Danish subsidiary in 1996 and 1997. The trustees allege that pursuant to these undertakings the Company guaranteed the obligations of the Danish subsidiary. The Company was subsequently informed that additional claims were filed by creditors against the bankruptcy estate and that the aggregate amount of claims filed against the bankruptcy estate exceeds $15 million.

           On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado alleging breach of contract. The complaint alleges that the Company expressly guaranteed certain payments for parts and materials supplied by Sterling to the Danish subsidiary. The complaint seeks damages of approximately $1.4 million plus costs and interest. On November 2, 1998, the Company filed a motion to dismiss the complaint which was denied by the court on January 13, 1999. On January 24, 2000, Sterling filed a motion for summary judgment on liability and partial damages which was denied by the court on March 23, 2000.

           On March 28, 2000, the Company entered into a settlement agreement with Sterling and the Danish subsidiary's bankruptcy trustees pursuant to which the Company agreed to pay a total of $3.5 million by May 31, 2000 in settlement of the Sterling litigation and all claims the trustees may have against the Company under the undertakings. Of the $3.5 million settlement amount, $2.25 million will be placed in an escrow account and can only be released to the trustees upon their satisfaction of certain conditions. These conditions include, among other things, that the trustees must obtain releases from all of the Danish subsidiary's unsecured creditors that are asserting claims in excess of $100,000 on or before October 5, 2000. If the trustees are unable to obtain these releases or certain other events occur, the Company may, at its option, terminate the settlement agreement as to the Danish subsidiary's bankruptcy trustees and obtain a refund of the $2.25 million held in the escrow account. In such an event, the portion of the settlement payment not placed in the escrow account ($1.25 million) would be applied to settle the Sterling litigation and the Danish subsidiary's trustees and creditors would retain any and all claims they may have against the Company. The Company would vigorously defend any such claims and, in any event, intends to vigorously defend any claim brought by creditors of the Danish subsidiary that do not release their claims in connection with the settlement agreement.

           In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the consolidated financial position of results of operations.

   6.   SEGMENT AND RELATED INFORMATION

           The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, at December 31, 1998 which changes the way the Company reports information about its operating segments. The Company has provided this segment information for the quarters ended March 31, 2000 and March 31, 1999.

           The Company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located primarily in Birmingham, Alabama, provides aircraft maintenance and modification services for the government and military customers. The Commercial Services Group, located in Dothan, Alabama, and Victorville, California provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California, Colorado and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launching vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. For reporting purposes, segments other than government, commercial and manufacturing and overhead are combined as an other segment. These additional segments perform support services for the three main business segments.

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

      The following table presents information about segment profit or loss for the quarter ending March 31, 2000:

                               (In $ Thousands)
                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated
                    ----------  ----------   --------    -----   -------

    Revenues from
     external,
     domestic
     customers      $25,682      $ 8,885      $ 5,209     $    0   $ 39,776
    Revenues from
     external
     foreign
     customers            0          747            0          0        747
    Intersegment
     revenues             7            0           11          0         18
                    -------      -------      -------    -------   --------
    Total
     Segment
     Revenues       $25,689      $ 9,632      $ 5,220     $    0   $ 40,541
    Elimination                                                         (18)
                                                                   --------
    Total Revenues                                                 $ 40,523
                                                                   ========

    Gross Profit      6,148        1,394        1,193          0      8,735
    Segment Op
     Inc.             3,776          620           88          0      4,484

    Interest
     Expense                                                            407
    Other                                                                72
    Income taxes                                                        290
                                                                   --------
     Net Income                                                    $  3,715
                                                                   ========


   Assets           $33,291      $15,521      $11,655     $1,981   $ 62,448
    Deprec/Amort        302           88           67         63        520
    Cap. Additions    1,452           66            7          0      1,525




    The following table presents information about segment profit or loss for the quarter ending March 31, 1999:

                               (In $ Thousands)
                                              Mfg. and             Consoli-
                    Government   Commercial   Overhaul    Other    dated
                    ----------   ----------  --------    ------   --------

    Revenues from
     external,
     domestic
     customers      $22,422      $ 7,268      $ 7,173     $  182   $ 37,045
    Revenues from
     external
     foreign
     customers            0        2,840            0          0      2,840
    Intersegment
     revenues            15            0           30          0         45
                    -------      -------      -------     ------   --------
    Total
     Segment
     Revenues       $22,437      $10,108      $ 7,203     $  182   $ 39,930
    Elimination                                                         (45)
                                                                   --------
    Total Revenues                                                 $ 39,885
                                                                   ========

    Gross Profit      7,470          934          927          7      9,338
    Segment Op
     Inc.             3,691          325          400        (95)     4,321
    Interest
     Expense                                                            962
    Other                                                             1,324
    Benefit
     for income
     taxes                                                               85
                                                                   --------
     Net Income                                                    $  1,950
                                                                   ========

    Assets          $31,015      $14,701      $ 6,487     $1,194   $ 53,397
    Deprec/Amort        366           95           84          1        546
    Cap. Additions      187           94           24          0        305



   ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INTRODUCTION

   The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

   During the first quarter of 2000, the Company reported operating income of approximately $4.5 million, an increase of $1.0 million over the same period of 1999. Total income before taxes for the first quarter of 2000 was approximately $4.0 million vs $2.0 million for the same period in 1999.

   RESULTS OF OPERATIONS

   Three months ended March 31, 2000
   versus three months ended March 31, 1999

   Revenues from operations for the first quarter of 2000 grew slightly from the first quarter of 1999, increasing 1.5% from $39.9 million in 1999 to $40.5 million in 2000. Government segment sales increased approximately 14.7% from $22.4 million in 1999 to $25.7 million in
   2000.  Commercial sales decreased 4.9% from $10.1   million in 1999
   to $9.6 million in 2000. Sales in the Manufacturing and Overhaul segment decreased 27.8% from $7.2 million in 1999 to $5.2 million in 2000. The Company's mix of business between government and
   commercial customers moved from   43.7% commercial and 56.3%
   government in 1999 to 36.6% commercial and 63.4% government in 2000.

   Government segment sales in the first quarter of 2000 increased approximately $3.3 million due primarily to increases in sales under the Birmingham facility's KC-135 and C-130 contracts.

   Commercial segment sales in the first quarter of 2000 decreased $0.5 million under aircraft maintenance/modification contracts at the Dothan and Victorville facilities.

   Sales of the Manufacturing and Overhaul segment in the first quarter of 2000 decreased $2.0 million principally due to lower sales in the Space Vector and Pemco Nacelle operating units.

   Cost of sales increased during the first quarter from $30.5 million in 1999 to $31.8 million in 2000. The ratio of cost of sales to net sales increased from 76.6% in the first quarter of 1999 to 78.4% in 2000.


   Selling, general and administrative expenses decreased from $5.9 million in the first quarter of 1999 to $4.2 million in 2000.
   Selling, general and administrative expenses decreased as a percentage of revenue going from 14.8% in its first quarter of 1999 to 11.5% during the same period of 2000.

   Interest expense was $0.4 million in first quarter 2000 versus $1.0 million in 1999. The average interest rate in the first quarter of 2000 on the Revolving Credit facility was 12.19% as compared to 11.25% during the first quarter of 1999.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash resources showed significant improvement over the first quarter of 1999. In the first quarter of 2000 the Company generated cash from operations of $0.2 million vs. using cash of $1.5 million during the first quarter of 1999.

   The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the quarters ending March 31, 2000 and 1999.

   The Company's pension expense as determined by its actuary for the year 2000 is $1.1 million as compared to $1.1 million in 1999. In the first quarter of 2000, the Company made no contributions to the pension plan and expensed approximately $0.3 million. In the first quarter of 1999, the Company made no contributions to the pension plan and expensed approximately $0.3 million.

   Accounts payable and accrued expenses increased by $0.3 million from $35.0 million at December 31, 1999 to $35.3 million at the end of the first quarter of 2000. Accrued interest payments at March 31, 2000 were $0.2 million representing no increase over that due at March 31, 1999.

   Accounts receivable decreased $2.0 million in the first quarter of 2000 while net inventories increased $6.9 million. The increase in inventories is primarily related to increases in work-in-process under the Government segment's KC-135 contract and various contracts in the Commercial segment.

   During the first quarter of 2000, the Company used $1.5 million in investing activities vs. $0.3 million in the same period of 1999.

   At the end of the first quarter of 2000, the Company had open borrowing capacity under its lines of credit of $4.0 million vs. being over its borrowing capacity by $0.7 million at March 31, 1999.

   During 1999 and 2000, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

   BACKLOG

   The following table presents the Company's backlog (in thousands of dollars) at March 31, 2000 and 1999:

                                      2000              1999
                                      ----             ----

        U.S. Government             $147,565          $172,644
        Commercial                    10,588            28,691
                                    --------         ---------
                                    $158,153          $201,335

   As of March 31, 2000, 93% of the Company's backlog related to work for the U.S. Government versus 86% for the period ending March 31, 1999. The Company's U.S. Government backlog decreased $25.0 million primarily related to increased deliveries of aircraft under the KC-135 contract coupled with a lower level of aircraft input during the quarter under the same contract and a lower government backlog in the Manufacturing & Overhaul segment.

   CONTINGENCIES

   See Note 5 to the Consolidated Financial Statements.

   FORWARD LOOKING STATEMENTS

   Some of the information under the caption Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions, award of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.
   These factors are discussed in greater detail under the caption, "Factors that may affect future performance", in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


   ITEM 3.

         QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 1.5% (12.3% at March 31, 2000). If the prime rate increased 100 basis points, the effect on net income would approximate a $130,000 reduction in net income on an annual basis, $33,000 for the quarter.




                    PRECISION STANDARD,INC.
                       OTHER INFORMATION

PART II.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               None


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PRECISION STANDARD, INC.



Date:   05/15/00    By:    /s/ Ronald A. Aramini
                          Ronald A. Aramini, President
                          and Chief Executive Officer
                          (Principal Executive Officer)


Date:   05/15/00    By:    /s/ Richard G. Godin
                          Richard G. Godin
                          Vice President Finance
                          (Principal Finance
                          & Accounting Officer)


                               EXHIBIT INDEX


Exhibit No.    Description                   Method of Filing

27             Financial Data Schedule       Filed herewith electronically