Form 10-Q
period 2000-06-30
PEMCO AVIATION GROUP INC
filed 2000-07-31
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
June 30, 2000

                        PEMCO AVIATION GROUP, INC.
                    (FORMERLY PRECISION STANDARD, INC.)

          (Exact Name of Registrant as Specified in its Charter)

           Delaware                              84-0985295
    ----------------------            ----------------------------------
   (State of Incorporation)          (I.R.S. Employer Identification No.)

                          1943 North 50th Street
                         Birmingham, Alabama 35212
                   -------------------------------------
                 (Address of Principal Executive Offices)

                              (205) 591-3009
            --------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X]                                  No [ ]

The number of shares outstanding of each of the issuer's classes of common shares, as of the close of the period covered by this report:

     CLASS OF SECURITIES                    OUTSTANDING SECURITIES
     -------------------                    ----------------------
       $.0001 Par Value                        4,015,815 shares
        Common Shares                    Outstanding at July 28, 2000

















PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                  -------
                              (In Thousands)


                                         June 30,     December 31,
                                           2000           1999
                                        ----------     ---------
Current assets:
  Cash                                        0         $   527
  Accounts receivable, net               12,461          21,131
  Inventories                            16,535          17,035
  Prepaid expenses and other              1,015             763
  Deferred taxes                          5,060           3,000
                                        -------          ------
       Total current assets              38,071          42,456

Property, plant and equipment,
   at cost:
  Leasehold improvements                 15,905          12,634
  Machinery and equipment                20,802          19,780
                                        -------          ------

Less accumulated depreciation          (22,361)        (20,858)
                                        -------          ------

        Net property, plant
         and equipment                   14,346          11,556
                                        -------          ------
Other non-current assets:
  Prepaid pension costs                   1,171           1,780
  Intangible assets, net                     95             225
  Deposits and other                      1,227           1,386
                                        -------          ------
                                          2,493           3,391
                                       --------          ------
        Total assets                   $ 54,910        $ 57,403
                                       --------        --------







              The accompanying notes are an integral part of
                 these consolidated financial statements.

                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
                            (In Thousands)


                                         June 30,     December 31,
                                           2000           1999
                                        ----------     ---------


Current liabilities:
  Current portion of debt               $ 2,717         $15,104
  Accounts payable and accrued
   Expenses                              30,717          34,970
                                         ------          ------
          Total current liabilities      33,434          50,074

Long-term debt                           11,817           4,168
Other long-term liabilities               3,021           3,023
                                         ------          ------
          Total liabilities              48,272          57,265
                                         ------          ------
Stockholders' equity:
  Common stock, $.0001 par value,
    12,000,000 shares authorized,
    4,015,815 and 3,978,137 shares
    issued and outstanding at
    June 30, 2000 and December 31,
    1999, respectively                        1               1

  Additional paid-in capital              5,017           4,769
  Retained earnings (deficit)             1,620         (4,632)
                                         ------          ------
  Total stockholders' equity              6,638             138
                                         ------          ------
         Total liabilities and
          stockholders' equity          $54,910         $57,403
                                        =======         =======








              The accompanying notes are an integral part of
                 these consolidated financial statements.






                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)



                                          Three          Three
                                       Months Ended   Months Ended
                                         June 30,       June 30,
                                           2000           1999
                                       ------------   ------------


Net sales                               $46,653         $39,718
Cost of sales                            39,009          32,557
                                         ------          ------
      Gross profit                        7,644           7,161

Selling, general and
  administrative expenses                 6,057           3,459
                                          -----           -----
    Income from operations                1,587           3,702

Other expense:
  Interest                                1,045             660
  Other, net                                 72             118
                                          -----           -----
    Income before income
    Taxes                                   470           2,924

Provision (credit) for income taxes     (2,066)              95
                                         ------          ------
    Net income                          $ 2,536         $ 2,829
                                        =======         =======

Net income per common share:
  Basic                                   $0.63           $0.71
  Diluted                                 $0.59           $0.70






              The accompanying notes are an integral part of
                 these consolidated financial statements.












                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)



                                           Six            Six
                                       Months Ended   Months Ended
                                         June 30,       June 30,
                                           2000           1999
                                       ------------   ------------


Net sales                               $87,176         $79,603
Cost of sales                            70,797          63,104
                                         ------          ------
    Gross profit                         16,379          16,499

Selling, general and
  administrative expenses                10,308           9,376
                                         ------          ------
    Income from operations                6,071           7,123

Other expense:
  Interest                                1,452           1,622
  Other, net                                144             542
                                         ------          ------
    Income before income
    taxes                                 4,475           4,959

Provision (credit) for income taxes     (1,776)             180
                                         ------          ------
    Net income                          $ 6,251         $ 4,779
                                         ======          ======

Net income per common share:
  Basic                                   $1.56           $1.20
  Diluted                                 $1.49           $1.18






              The accompanying notes are an integral part of
                 these consolidated financial statements.












                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                  --------------------------------------



                                           Six            Six
                                       Months Ended   Months Ended
                                         June 30,       June 30,
                                           2000           1999
                                       ------------   ------------


Cash flows from operating activities:
  Net income                            $ 6,251         $ 4,779
  Adjustments to reconcile net
    income to net cash provided by
    (used in)operating activities:
  Depreciation and amortization           1,503             920
  Deferred taxes                        (2,060)               0
  Pension cost in excess of
    Funding                                 609             609
Changes in assets and liabilities:
  Accounts receivable, net                5,671         (4,621)
  Inventories                               500         (6,148)
  Prepaid expenses and other              (252)           (409)
  Deposits and other                        289            (75)
  Accounts payable and accrued
    expenses                            (4,255)           4,014
                                         ------          ------

Total adjustments                         2,005         (5,710)
                                         ------          ------

Net cash provided by (used in)
  operating activities                    8,256           (931)
                                         ------          ------

Cash flows from investing
  activities:
Capital expenditures                    (4,293)         (1,051)
                                         ------          ------

    Net cash used in investing
      activities                        (4,293)         (1,051)
                                         ------          ------

Cash flows from financing
  activities:
  Net borrowings (repayments)
    under revolving credit
    facility                            (4,738)           3,262
  Proceeds from exercise of
    stock options                           248               0




    Net cash provided by
      (used in) financing
      activities                        (4,490)           3,262
                                         ------          ------

    Net increase (decrease) in
      Cash                                (527)           1,280
Cash beginning of period                    527             193
                                         ------          ------

Cash end of period                      $     0         $ 1,473
                                         ======          ======



Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                            $ 1,484         $ 1,622
    Income taxes                        $   284         $   180








                The accompanying notes are an integral part
                     of these consolidated statements.



                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended
     June 30, 2000 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories of the Company consist of the following:

                                         June 30,     December 31,
                                           2000           1999
                                         --------     -----------
                                       (Unaudited)    (Unaudited)


     Work in-process                    $29,061         $31,335
     Finished goods                       1,560           3,365
     Raw materials and supplies           4,147           2,704
                                        -------         -------
     Total                              $34,768         $37,404

     Less progress payments
       and customer deposits           (17,896)        (20,369)
     Less allowance for
       estimated losses on
       work in process                    (337)               0
                                        -------         -------
                                        $16,535         $17,035
                                        =======         =======

3.   NET INCOME PER SHARE

     Basic Earnings Per Share ("EPS") was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted EPS was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three and six months ended June 30, 2000 and 1999:

     (All numbers in thousands except Income Per Share)




                                       Three Months    Six Months
                                          Ended          Ended
                                         June 30        June 30

     2000
     Net Income                          $2,536         $ 6,251
     Weighted Average Shares              4,015           3,997
     Basic Net Income Per Share             .63            1.56
     Dilutive securities:
         Options                            266             207
     Diluted Weighted Average Shares      4,281           4,204
     Diluted Net Income Per Share           .59            1.49

     1999
     Net income                          $2,829         $ 4,779
     Weighted Average Shares              3,978           3,978
     Basic Net Income Per Share             .71            1.20
     Dilutive Securities:
         Options                             58              72
     Diluted Weighted Average shares      4,036           4,050
     Diluted Net Income Per Share           .70            1.18


     Options to purchase approximately 46,000 and 579,000 shares of common stock related to June 30, 2000 and 1999, respectively were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

4    NOTES PAYABLE

                                         June 30,     December 31,
                                           2000           1999
                                        ---------      ----------
                                       (Unaudited)    (Unaudited)

     Revolving credit facility          $ 7,647         $11,779

     Senior Subordinated Loan
     interest at 13.5%                    6,150           6,150

     Other obligations: interest
     from 6 to 18%, collateralized
     by security interests in
     certain equipment                      737           1,343
                                         ------          ------

     Total debt                          14,534          19,272

     Less portion reflected
       as current                         2,717          15,104
                                         ------          ------
     Long term debt, net of
     current portion                    $11,817         $ 4,168
                                         ======         =======

     The Company maintains a $20 million revolving credit facility which matures on August 31, 2000. The credit facility automatically renews for one year in August unless cancelled by either the Lender or the Borrower with 90 days notice. Neither the Borrower nor Lender gave notice of cancellation during the required time period. Borrowing availability under the facility is tied to percentages of accounts receivables and inventory and, as a result of certain subordination provisions, cannot exceed $17 million. There was $1.4 million available under the credit facility at June 30, 2000, based on the calculation which defines the borrowing base. Interest on the revolving credit facility accrues at prime rate plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default. Interest is accrued and charged to the loan balance on a monthly basis. The Company is currently working with its lender to negotiate a new three year credit facility.

     All scheduled principal amortization for the Senior Subordinated loan has been deferred for the original three-year term of the revolving credit facility. The Senior Subordinated loan will be repaid over five installments commencing on August 31, 2000, due each subsequent quarter through August 31, 2001.

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. The Company was in violation of some of these covenants at June 30,2000, which violation has been waived by the lender as part of the new loan negotiation.

5.   CONTINGENCIES

     United States Government Contracts

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

     LITIGATION

     Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit

     The Company has been involved in certain bankruptcy litigation since 1997 relating to the Company's Danish subsidiary, Pemco World Air Services A/S (Pemco World). During the quarter ending June 30, 2000 the Company made the $2.25 million of escrow payments called for in its March 28, 2000 settlement agreement with Sterling Airways A/S and the bankruptcy trustees of Pemco World. The escrowed amounts can only be released to the trustees upon their satisfaction of certain conditions. These conditions include, among other things, that the trustees must obtain releases from all of the Danish subsidiary's unsecured creditors that are asserting claims in excess of $100,000 on or before October 5, 2000. If the trustees are unable to obtain these releases or certain other events occur, the Company may, at its option, terminate the settlement agreement as to the Danish subsidiary's bankruptcy trustees and obtain a refund of the $2.25 million held in the escrow account. In such an event, the portion of the settlement payment not placed in the escrow account ($1.25 million), paid in March of 2000, would be applied to settle the Sterling litigation and the Danish subsidiary's trustees and creditors would retain any and all claims they may have against the Company. The Company would vigorously defend any such claims and, in any event, intends to vigorously defend any claim brought by creditors of the Danish subsidiary not released in connection with the settlement agreement.

     Employment Lawsuits

     On December 9, 1999 the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama determined that the group would not be certified as a class. The Company has acted promptly with respect to any specific complaint by any employee, and will continue to vigorously defend any litigation resulting from this case.

     Other

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the consolidated financial position of results of operations.

6.   INCOME TAXES

     The Company establishes a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the Company's losses during 1997, the Company provided an additional valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. In 1998, 1999 and during the first half of 2000, the Company returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. During the second quarter of 2000 the Company decreased its valuation allowance through its tax provision to restore approximately $2.1 million to deferred tax assets. The net deferred tax assets at June 30, 2000 reflect that portion of total deferred taxes which management considers will more likely than not be realized through future taxable income.

7.   SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, at December 31, 1998 which changed the way the Company reports information about its operating segments. The Company has provided this segment information for the three months and six months ended June 30, 2000 and June 30, 1999.

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






The following table presents information about segment profit or loss for the quarter ended June 30, 2000:


                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $27,900        $13,624       $ 4,680    $ 46,204
Revenues from
  external
  foreign
  customers               0            449             0         449
Intersegment
  revenues              222              0             0         222
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $28,122        $14,073       $ 4,680     $46,875
Elimination                                                    (222)
                                                             -------
Total Revenues                                               $46,653
                                                             =======

Gross Profit          6,915          (240)           968       7,643
Segment Operating
  Income              4,130        (2,463)          (80)       1,587
Interest
  Expense                                                      1,045
Other                                                             72
Income taxes                                                 (2,066)
  Net                                                        $ 2,536
                                                             =======

Assets              $32,290        $10,937       $11,683    $ 54,910
Deprec/Amort            428            192            74         694
Cap. Additions        1,612            959           197       2,768















The following table presents information about segment profit or loss for the quarter ended June 30, 1999:

                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $18,861        $11,628       $ 6,085    $ 36,574
Revenues from
  external
  foreign
  customers               0          3,144             0       3,144
Intersegment
  revenues               20              0            95         115
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $18,881        $14,772       $ 6,180     $39,833
Elimination                                                    (115)
                                                             -------
Total Revenues                                               $39,718
                                                             =======

Gross Profit          2,486          2,929         1,746       7,161
Segment Operating
  Income              2,240            557             5     $ 2,802
Interest
  Expense                                                        660
Other                                                          (782)
Income taxes                                                      95
  Net                                                        $ 2,829
                                                             =======

Assets              $30,113        $16,874       $14,537     $61,524
Deprec/Amort             71            163           140         374
Cap. Additions          248            141           357         746




The following table presents information about segment profit or loss for the six months ended June 30, 2000:


                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $53,583        $22,509       $ 9,888    $ 85,980
Revenues from
  external
  foreign
  customers               0          1,196             0       1,196
Intersegment
  revenues              228              0            12         240
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $53,811        $23,705       $ 9,900    $ 87,416
  Elimination                                                  (240)
                                                             -------
Total Revenues                                               $87,176
                                                             =======

Gross Profit         13,063          1,154         2,162      16,379
Segment Operating
  Income              8,314        (2,251)             8       6,071
Interest
  Expense                                                      1,452
Other                                                            144
Benefit
  for income
  taxes                                                      (1,776)
Net Income                                                   $ 6,251
                                                             =======

Assets              $32,290        $10,937       $11,683    $ 54,910
Deprec/Amort            775            295           144       1,214
Cap. Additions        3,063          1,026           204       4,293




The following table presents information about segment profit or loss for the six months ended June 30, 1999:


                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $41,283        $19,078       $13,258    $ 73,619
Revenues from
  external
  foreign
  customers               0          5,984             0       5,984
Intersegment
  revenues               35              0           125         160
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $41,318        $25,062       $13,383    $ 79,763
  Elimination                                                  (160)
                                                             -------
Total Revenues                                               $79,603
                                                             =======

Gross Profit          9,956          3,870         2,673      16,499
Segment Operating
  Income              5,931            787           405       7,123
Interest
  Expense                                                      1,622
Other                                                            542
Benefit
  for income
  taxes                                                          180
Net Income                                                   $ 4,779
                                                             =======

Assets              $30,113        $16,874       $14,537    $ 61,524
Deprec/Amort            437            259           224         920
Cap. Additions          426            232           393       1,051



ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

During the second quarter of 2000, the Company reported operating income of approximately $1.6 million, a decrease of $2.1 million over the same period of 1999. Total income before taxes for the second quarter of 2000 was approximately $0.5 million vs. $2.9 million for the same period in 1999. During the first six months of 2000, the Company reported operating income of approximately $6.1 million, a decrease of $1.0 million over the same period of 1999. Total income before taxes for the first six months of 2000 was approximately $4.5 million vs. $5.0 million for the same period in 1999.

RESULTS OF OPERATIONS

Three months ended June 30, 2000
versus three months ended June 30, 1999

Revenues from operations for the second quarter of 2000 grew from the second quarter of 1999, increasing 17.6% from $39.7 million in 1999 to $46.7 million in 2000. Government segment sales increased approximately 48.7% from $18.9 million in 1999 to $28.1 million in 2000. Commercial segment sales decreased 4.7% from $14.8 million in 1999 to $14.1 million in 2000. Sales in the Manufacturing and Overhaul segment decreased 24.2% from $6.2 million in 1999 to $4.7 million in 2000. The Company's overall mix of business between government and commercial customers moved from 23.3% commercial and 76.7% government in 1999 to 31.5% commercial and 68.5% government in 2000.

Government segment sales in the second quarter of 2000 increased approximately $9.2 million due primarily to increases in deliveries and sales under the Birmingham facility's KC-135 and C-130 contracts.

Commercial segment sales increased $4.6 million under commercial aircraft maintenance/modification contracts at the Dothan and Victorville facilities but decreased $5.3 million in government related H-3 helicopter sales.

Sales of the Manufacturing and Overhaul segment decreased $1.5 million principally due to lower sales in both the Space Vector operating unit and at Pemco Nacelle (whose operations were curtailed at the end of the first quarter of 2000).

Cost of sales increased during the second quarter from $32.6 million in 1999 to $39.0 million in 2000. The ratio of cost of sales to net sales increased from 82.0% in the second quarter of 1999 to 83.6% in 2000. Most of this increase is attributable to the Commercial segment which experienced losses on several aircraft delivered during the quarter and minimal margins on its deliveries of H-3 helicopters.

Selling, general and administrative (SG&A) expenses increased from $3.5 million in the second quarter of 1999 to $6.1 million in 2000. Selling, general and administrative expenses increased as a percentage of revenue increasing from 8.7% in the second quarter of 1999 to 13.0% during the same period of 2000. During the second quarter of 2000 the Company continued its overall corporate restructuring, which began in the third quarter of 1999, recruiting and adding key executives, developing an improved corporate legal structure, pursuing a new and increased credit facility, and developing compensation packages for the Company.

Interest expense was $0.7 million in second quarter of 1999 versus $1.0 million in 2000. The average interest rate in the second quarter of 2000 on the Revolving Credit facility was 12.75% as compared to 11.25% during the second quarter of 1999.

Six months ended June 30, 2000
versus six months ended June 30,1999

Revenues from operations for the first half of 2000 grew over the first half of 1999, increasing 9.5% from $79.6 million in 1999 to $87.2 million in 2000. Government segment sales increased approximately 30.3% from $41.3 million in 1999 to $53.8 million in 2000. Commercial segment sales decreased 5.6% from $25.1 million in 1999 to $23.7 million in 2000. Sales in the Manufacturing and Overhaul segment decreased 26.1% from $13.4 million in 1999 to $9.9 million in 2000. The Company's overall mix of business between government and commercial customers moved from 30.9% commercial and 69.1% government in 1999 to 30.0% commercial and 70.0% government in 2000.

Government segment sales in the first six months of 2000 increased approximately $12.5 million due primarily to increases in deliveries and sales under the Birmingham facility's KC-135 and C-130 contracts.

Commercial segment sales increased $2.9 million under commercial aircraft maintenance/modification contracts at the Dothan and Victorville facilities. This increase in Commercial revenue was offset by decreases of $4.3 million in government related H-3 helicopter sales.

Sales of the Manufacturing and Overhaul segment decreased $3.5 million principally due to lower sales in both the Space Vector operating unit and at Pemco Nacelle (whose operations were curtailed at the end of the first quarter of 2000), partially offset by slightly higher sales at Pemco Engineers.

Cost of sales increased during the first six months of the year growing from $63.1 million in 1999 to $70.8 million in 2000. The ratio of cost of sales to net sales increased from 79.3% in the first half of 1999 to 81.2% in 2000. Most of this increase is attributable to the Commercial segment which experienced losses on several aircraft delivered during the second quarter and minimal margins on its deliveries of H-3 helicopters.

Selling, general and administrative expenses increased from $9.4 million in the first six months of 1999 to $10.3 million in 2000. Selling, general and administrative expenses as a percentage of revenue remained constant at 11.8% for the first half of 1999 and 2000.

Interest expense was $1.6 million in six months ending June 30 of 1999 versus $1.5 million for the same period in 2000. The average interest rate in the first half of 2000 on the Revolving Credit facility was 12.47% as compared to 11.25% during the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources showed significant improvement over the six months ended June 30 1999. In the first half of 2000 the Company generated cash from operating activities of $8.3 million vs. using cash of $0.9 million during the same period of 1999.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the quarters ended June 30, 1999 and 2000.

The Company's pension expense as determined by its actuary is $1.1 million for 1999 and 2000. In the first half of 1999 and 2000, the Company made no contributions to the pension plan and expensed approximately $0.6 million.

Accounts payable and accrued expenses decreased by $4.3 million from $35.0 million at December 31, 1999 to $30.7 million at the end of the first half of 2000. During the same period of 1999 Accounts payable and accrued expenses increased $4.0 million. Accrued interest payments at June 30, 2000 were $0.0 million representing a decrease of $0.2 million over that due at June 30, 1999.

Accounts receivable decreased $5.7 million in the six months ended June 30, 2000, dropping from $21.1 million at December 31, 1999 to $15.4 million at the end of the first half. During 1999 accounts receivable increased $4.6 million. Net inventories had a slight decrease during the first six months of $0.5 million. In 1999 net inventories grew by $6.1 million during the same period.

During the first half of 2000, the Company significantly increased the cash used in investing activities, spending approximately $4.3 million, primarily on leasehold improvements and capital assets whose acquisition had been deferred during prior years. In 1999 the Company invested $1.1 million in the same period.

At June 30, 2000, the Company had open borrowing capacity under its lines of credit of $1.4 million. At June 30, 1999 the Company was over its borrowing capacity by $0.7 million.

During 1999 and 2000, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at June 30, 2000 and 1999:


                                           2000           1999
                                         -------        -------


     U.S. Government                   $121,921       $161,499
     Commercial                          10,843         24,028
                                       --------        -------
                                       $132,764       $185,527
                                       ========        =======

As of June 30, 2000, 92% of the Company's backlog related to work for the U.S. Government versus 87% for the period ending June 30, 1999. The Company's Government backlog decreased $39.6 million as compared to the first half of 1999. Of this amount, approximately $26.0 million is in the Government segment and is primarily related to increased deliveries of aircraft under the KC-135 contract coupled with a lower level of aircraft input during the first half. The completion of the AIT II contract at the Company's Space Vector operating unit accounts for $6.7 million of the year to year reduction and the remaining $6.5 million is due to the winding down of the Commercial segment's H-3 Helicopter program. Overall Commercial backlog decreased $13.2 million. Most of this reduction is in the Commercial Segment and represents weaker than anticipated orders during the first half of 2000. Based upon recent business development activities, it is management's opinion that both Government and Commercial backlog will increase in the coming months.

CONTINGENCIES

See Note 5 to the Consolidated Financial Statements included herein.

FORWARD LOOKING STATEMENTS

Some of the information under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions, award of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based on current information. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include those identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 3.

         QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit as noted in Note 4 to the Consolidated Financial Statements herein and bears interest at prime plus 1.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default (13.0% at June 30, 2000). If the prime rate increased 100 basis points, the effect on net income would approximate a $76,500 reduction in net income on an annual basis, $19,100 for the second quarter of 2000.










                        PEMCO AVIATION GROUP, INC.
                             OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          See Note 5 to Part I, Financial Statements

Item 2    Changes in Securities

          Effective May 23, 2000, the Company completed a change in its state of incorporation from Colorado to Delaware. As a result of this change in state of incorporation, the constituent instruments defining the rights of holders of the Company's common stock have changed from Colorado instruments to Delaware instruments. The Company is now governed by a Certificate of Incorporation filed in the State of Delaware, a copy of which is attached to this Form 10-Q as Exhibit 3.1, and by Delaware Bylaws, a copy of which is attached to this Form 10-Q as Exhibit 3.2. In addition, the rights of holders of common stock of the Company are now governed by the Delaware General Corporation Law rather than by the corporate law of the State of Colorado.

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          The Company's Annual meeting of shareholders was held on May 18, 2000. At the meeting the shareholders approved a change in the Company's state of incorporation from Colorado to Delaware. As a result of this change in the state of incorporation the Company's name changed from Precision Standard, Inc. to Pemco Aviation Group, Inc. As a further result of the Delaware incorporation the Board of Directors was divided into three classes which will serve staggered terms. At the meeting Michael E. Tennenbaum and Matthew L. Gold were elected as Class III directors and will serve until 2003. General Thomas C. Richards and Mark K. Holdsworth were elected as Class II directors and will serve until 2002. H.T. "Skip" Bowling and Ronald A. Aramini were elected as Class I directors and will serve until 2001. The shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000.

          The number of votes cast for, against, abstained, or were not voted for the change in the Company's state of incorporation from Colorado to Delaware was as follows:

                                                    Broker
        For          Against        Abstain       Non-votes
     ----------      --------       -------       ---------


     2,027,984        24,676         2,113        1,313,397



          The number of votes cast for or withheld for each director nominee was as follows:


     Nominee                       For            Withheld
     -------                       ---------      --------


     Michael E. Tennebaum          3,357,932      10,238
     Matthew L. Gold               3,346,657      21,513
     Gen. Thomas C. Richards       3,357,932      10,238
     Mark K. Holdsworth            3,357,932      10,238
     H.T."Skip" Bowling            3,357,932      10,238
     Ronald A. Aramini             3,357,932      10,238



          The number of votes cast for, against and abstentions for ratification of auditors was as follows:


                  For          Against        Abstain
               ----------      --------       --------


               3,337,302        18,630         12,238



Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1 Certificate of Incorporation of Pemco Aviation Group,
               Inc.

               3.2 Bylaws of Pemco Aviation Group, Inc.

               10.1 Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc and Pemco Aviation Group, Inc.

               11.1 Computation Of Earnings Per Share included in Part I,
               Item I, Note 3 of this Form 10-Q

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PEMCO AVIATION GROUP, INC.



Date:     07/31/00  By:   /s/ Ronald A. Aramini
                         ---------------------------
                         Ronald A. Aramini, Chief
                         Executive Officer
                         (Principal Executive Officer)


Date:     07/31/00  By:  /s/ John R. Lee
                         ----------------------------
                         John R. Lee
                         Sr. Vice President, Chief Financial
                         Officer (Principal Finance & Accounting
                         Officer)

                               EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

3.1            Certificate of Incorporation of Pemco Aviation Group, Inc.

3.2            Bylaws of Pemco Aviation Group, Inc.

10.1 Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc and Pemco Aviation Group, Inc.

27.1           Financial Data Schedule

All of the foregoing exhibits are filed electronically herewith.