Form 10-Q
period 2000-09-30
PEMCO AVIATION GROUP INC
filed 2000-11-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                  Commission File No. 0-13829
September 30, 2000

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

           Yes [X]                                  No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

     CLASS OF SECURITIES                    OUTSTANDING SECURITIES
     -------------------                    ----------------------
       $.0001 Par Value                        4,027,815 shares
        Common Shares                   Outstanding November 10, 2000

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                  -------
                              (In Thousands)


                                      September 30,   December 31,
                                           2000           1999
                                        ----------     ---------
Current assets:
  Cash                                 $      0        $    527
  Accounts receivable, net               16,134          21,131
  Inventories                            15,723          17,035
  Prepaid expenses and other                898             763
  Deferred taxes                          4,117           3,000
                                       --------        --------
       Total current assets              36,872          42,456

Property, plant and equipment,
   at cost:
  Leasehold improvements                 14,809          12,634
  Machinery and equipment                24,299          19,780
                                       --------        --------

Less accumulated depreciation          (23,236)        (20,858)
                                       --------        --------

        Net property, plant
         and equipment                   15,872          11,556
                                       --------        --------
Other non-current assets:
  Prepaid pension costs                     867           1,780
  Intangible assets, net                    100             225
  Deposits and other                      1,171           1,386
                                       --------        --------
                                          2,138           3,391
                                       --------        --------
        Total assets                   $ 54,882        $ 57,403
                                       ========        ========







              The accompanying notes are an integral part of
                 these consolidated financial statements.

                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
                            (In Thousands)


                                      September 30,   December 31,
                                           2000           1999
                                        ----------     ---------


Current liabilities:
  Current portion of debt               $ 7,437         $15,104
  Accounts payable and accrued
   Expenses                              31,636          34,970
                                        -------         -------
          Total current liabilities      39,073          50,074

Long-term debt                            4,514           4,168
Other long-term liabilities               3,021           3,023
                                        -------         -------
          Total liabilities              46,608          57,265
                                        -------         -------
Stockholders' equity:
  Common stock, $.0001 par value,
    12,000,000 shares authorized,
    4,027,815 and 3,978,137 shares
    issued and outstanding at
    September 30, 2000 and December 31,
    1999, respectively                        1               1

  Additional paid-in capital              5,054           4,769
  Retained earnings (deficit)             3,219         (4,632)
                                        -------         -------
  Total stockholders' equity              8,274             138
                                        -------         -------
         Total liabilities and
          stockholders' equity          $54,882         $57,403
                                        =======         =======








              The accompanying notes are an integral part of
                 these consolidated financial statements.


                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)



                                          Three          Three
                                       Months Ended   Months Ended
                                      September 30,  September 30,
                                           2000           1999
                                       ------------   ------------


Net sales                               $40,363         $45,891
Cost of sales                            32,416          36,944
                                        -------         -------
      Gross profit                        7,947           8,947

Selling, general and
  administrative expenses                 4,957           5,484
                                        -------         -------
    Income from operations                2,990           3,463

Other expense:
  Interest                                  566             825
  Other (income), net                     (127)             801
                                        -------         -------
    Income before income
    Taxes                                 2,551           1,837

Provision for income taxes                  952              50
                                        -------         -------
    Net income                          $ 1,599         $ 1,787
                                        =======         =======

Net income per common share:
  Basic                                   $0.40           $0.45
  Diluted                                 $0.37           $0.43






              The accompanying notes are an integral part of
                 these consolidated financial statements.



                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In Thousands)



                                           Nine           Nine
                                       Months Ended   Months Ended
                                      September 30,  September 30,
                                           2000           1999
                                       ------------   ------------


Net sales                              $127,539        $125,494
Cost of sales                           103,213         100,048
                                       --------        --------
    Gross profit                         24,326          25,446

Selling, general and
  administrative expenses                15,265          14,860
                                       --------        --------
    Income from operations                9,061          10,586

Other expense:
  Interest                                2,018           2,447
  Other, net                                 16           1,343
                                       --------        --------
    Income before income
    taxes                                 7,027           6,796

Provision (credit) for income taxes       (824)             230
                                       --------        --------
    Net income                          $ 7,851         $ 6,566
                                       ========        ========

Net income per common share:
  Basic                                   $1.96           $1.65
  Diluted                                 $1.85           $1.61






              The accompanying notes are an integral part of
                 these consolidated financial statements.



                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                  --------------------------------------



                                           Nine           Nine
                                       Months Ended   Months Ended
                                      September 30,  September 30,
                                           2000           1999
                                       ------------   ------------


Cash flows from operating activities:
  Net income                            $ 7,851         $ 6,566
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
  Depreciation and amortization           2,378           1,917
  Deferred taxes                        (1,117)               0
  Pension cost in excess of
    Funding                                 913             913
  Intangible assets, net                    125               0
Changes in assets and liabilities:
  Accounts receivable, net                4,997         (2,120)
  Inventories                             1,312         (4,896)
  Prepaid expenses and other              (135)           (202)
  Deposits and other                        215           (118)
  Other long-term liabilities               (2)               0
  Accounts payable and accrued
    expenses                            (3,334)           4,532
                                         ------          ------

Total adjustments                         5,352              26
                                         ------          ------

Net cash provided by
  operating activities                   13,203           6,592
                                         ------          ------

Cash flows from investing
  activities:
Capital expenditures                    (6,694)         (2,223)
                                         ------          ------

    Net cash used in investing
      activities                        (6,694)         (2,223)
                                         ------          ------

Cash flows from financing
  activities:
  Net (repayments) under
    revolving credit facility            (5,392)        (1,715)
  Repayments under Sr. subordinated
    debt                                (1,230)               0
  Net repayments under short-term
    obligations                           (699)         (1,094)

  Proceeds from exercise of
    stock options                           285               0

    Net cash used in
      financing activities              (7,036)         (2,809)
                                         ------          ------

    Net increase (decrease) in
      Cash                                (527)           1,560
Cash beginning of period                    527             193
                                         ------          ------

Cash end of period                      $     0         $ 1,753
                                         ======          ======



Supplemental disclosure of
cash flow information:
  Cash paid during the year
  for:
    Interest                            $ 2,018         $ 2,447
    Income taxes                       $   284          $   230








                The accompanying notes are an integral part
                     of these consolidated statements.



                PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories of the Company consist of the following:

                                      September 30,   December 31,
                                           2000           1999
                                         --------     -----------
                                       (Unaudited)    (Unaudited)


     Work in-process                    $27,211         $31,335
     Finished goods                       3,157           3,365
     Raw materials and supplies           2,499           2,704
                                        -------         -------
     Total                              $32,867         $37,404

     Less progress payments
       and customer deposits           (17,144)        (20,369)
                                        -------         -------
                                        $15,723         $17,035
                                        =======         =======

3.   NET INCOME PER SHARE

     Basic Earnings Per Share ("EPS") was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted EPS was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company's Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three and nine months ended September 30, 2000 and 1999:

     (All numbers in thousands except Income Per Share)




                                       Three Months   Nine Months
                                          Ended          Ended
                                       September 30   September 30

     2000
     Net Income                          $1,599         $ 7,851
     Weighted Average Shares              4,023           4,006
     Basic Net Income Per Share             .40            1.96
     Dilutive securities:
         Options                            273             229
     Diluted Weighted Average Shares      4,296           4,235
     Diluted Net Income Per Share           .37            1.85

     1999
     Net income                          $1,787         $ 6,566
     Weighted Average Shares              3,978           3,978
     Basic Net Income Per Share             .45            1.65
     Dilutive Securities:
         Options                            174             110
     Diluted Weighted Average shares      4,152           4,088
     Diluted Net Income Per Share           .43            1.61


     Options to purchase approximately 46,000 and 125,000 shares of common stock related to September 30, 2000 and 1999, respectively were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

4.   NOTES PAYABLE

                                      September 30,   December 31,
                                           2000           1999
                                        ---------      ----------
                                       (Unaudited)    (Unaudited)

     Revolving credit facility          $ 6,387         $11,779

     Senior Subordinated Loan
     interest at 13.5%                    4,920           6,150

     Other obligations: interest
     from 9.1% to 14.5%, collateralized
     by security interests in
     certain equipment                      644           1,343
                                         ------         -------

     Total debt                          11,951          19,272

     Less portion reflected
       as current                         7,437          15,104
                                         ------         -------
     Long term debt, net of
     current portion                     $4,514         $ 4,168
                                         ======         =======

     During 2000 the Company has maintained a $20.0 million revolving credit facility which matures on August 31, 2001. Borrowing availability under the facility is tied to percentages of accounts receivable and inventory and, as a result of certain subordination provisions, cannot exceed $17.0 million. There was $6.5 million available under the credit facility at September 30, 2000, based on the calculation which defines the borrowing base. Interest on the revolving credit facility accrues at prime rate plus 3.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default.

     On November 2, 2000, the Company entered into new credit facilities which will be used to pay off and terminate the existing facility. The new facilities consist of a $20.0 million revolving credit facility, two term loans totaling $5.0 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. At the Company's option, subject to meeting certain pre-defined conditions and obtaining the lender's approval, it may borrow an additional $1.9 million as a discretionary loan. The new facilities have an initial three-year term, which term may be extended for up to two additional one-year periods upon mutual agreement of the parties. The revolving credit facility, the capital equipment acquisition facility and one of the term loans ($2.9 million) bear interest at prime rate plus 0.5%. The other term loan ($2.1 million) and the discretionary loan bear interest at prime rate plus 0.75%.

     The Company has the option, prior to December 31, 2001, to convert up to $1.9 million of the revolving credit facility into additional availability under the capital equipment facility, bringing its total up to $5.0 million, or to fold the $3.1 million capital equipment facility into the revolving credit facility, bringing its total up to $23.1 million. Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventory. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2000 and capital assets that are acquired in the future. All of the new facilities have provisions for increases in the interest rate during any period when an event of default exists.

     The $2.1 million term loan will be repaid over 24 installments commencing on November 30, 2000. The $2.9 million term loan will be repaid based on a 5-year amortization schedule commencing on November 30, 2002 with a balloon payment of the remaining balance upon the termination of the credit facility. Upon the Company borrowing the entire amount of the available capital equipment acquisition facility or on October 31, 2001, which ever occurs first, the Company will commence repayment of the amounts borrowed based on a 5-year amortization schedule with a balloon payment of the remaining balance upon the termination of the credit facility. The discretionary loan, if borrowed, will be repaid commencing the month after it is borrowed based on 24 installments with a balloon payment of the remaining balance upon the termination of the credit facility.

     The Company's Senior Subordinated Debt is being repaid over five equal quarterly installments which commenced on August 31, 2000, with a final payment due on June 30, 2001.

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

5.   CONTINGENCIES

     United States Government Contracts

     The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations will not have a materially adverse effect on the Company's consolidated results of operations, financial position, or cash flows.

     LITIGATION

     Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit

     The Company has been involved in certain bankruptcy litigation since 1997 relating to the Company's Danish subsidiary, Pemco World Air Services A/S (Pemco World). As previously reported, during the quarter ended June 30, 2000 the Company made the $2.25 million of escrow payments called for in its March 28, 2000 settlement agreement with Sterling Airways A/S and the bankruptcy trustees of Pemco World. The escrowed amounts could only be released to the trustees upon their satisfaction of certain conditions. These conditions included, among other things, that the trustees must obtain releases from all of the Danish subsidiary's unsecured creditors that are asserting claims in excess of $100,000 on or before October 5, 2000.

     On October 4, 2000 the Company received notice from the bankruptcy trustees that they had received releases from all of the Pemco World's unsecured creditors that were asserting claims in excess of $100,000 and that the trustees had no knowledge of written claims, or demands for payment, or threats of litigation against the Company from the remaining unsecured creditors. Based upon this notification, on October 19, 2000, the Company released the $2.25 million held in the escrow account. The Company has adopted a wait and see approach as to the possible actions, if any, of the remaining unsecured creditors whose claims were under $100,000 and who were not required to affirmatively release the Company prior to release of the escrowed funds. The Company will vigorously defend any claim brought by creditors of the Danish subsidiary not released in connection with the settlement agreement.

     Government Lawsuit

     On October 13, 1998, the Company filed a complaint in the U.S. District Court, Northern District of Alabama seeking to compel the United States Air Force to reopen for competition a KC-135 PDM contract awarded to the McDonnell Douglas subsidiary of Boeing and to enforce the General Accounting Office (GAO) decision in favor of the Company which stated that the manner in which the contract was put up for bids violated the Competition in Contracting Act by unduly restricting competition. On October 5, 1999, the Court issued a summary judgment in favor of McDonnell Douglas. While the Company continues to believe that the GAO correctly decided the issue, it determined that pursuing the complaint further was not necessarily in its best interests. Accordingly, in the interest of promoting a better relationship with one of its primary customers, the Company filed a motion for dismissal with the court to end this litigation. The motion was granted on July 7, 2000.

     GATX Lawsuit

     The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to a Supplemental Type Certificate
     (STC) for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organizations Act. During the third quarter of 2000 the parties involved in the dispute came to an agreement on nine of the ten aircraft involved. A trial is currently scheduled for January 2001 on the remaining aircraft. Management believes that the result of this lawsuit will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     Employment Lawsuits

     On December 9, 1999 the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama determined that the group would not be certified as a class. The Company has acted promptly with respect to any specific complaint by any employee, and will continue to vigorously defend any litigation resulting from this case. The EEOC has filed a complaint on its own behalf and is expected to be consolidated into the case.

     Other

     In addition to the above, the Company is involved in various legal proceedings arising in the normal course of business. Management does not believe the ultimate outcome of all such litigation will have a material adverse effect on the Company's consolidated financial position or results of operations.

6.   INCOME TAXES

     The Company establishes a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the Company's losses during 1997, the Company provided a valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. In 1998, 1999 and during the first nine months of 2000, the Company returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. During the second quarter of 2000 the Company decreased its valuation allowance through its tax provision to restore approximately $2.1 million to deferred tax assets. The net deferred tax assets at September 30, 2000 reflect that portion of total deferred taxes which management considers will more likely than not be realized through future taxable income.

7.   CLAIMS

     The Company as a Government Contractor utilizes the U.S. Government's Request For Equitable Adjustment (REA) process as provided by the Federal Acquisition Regulation when it seeks to recover costs from the Government due to Government caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. The Company recognizes revenue on these claims if, (1) there is a legal basis for the claim, (2) the additional costs are caused by circumstances that were unforeseen at the contract date, (3) the costs associated with the claim are identifiable or otherwise determinable in view of the work performed, and, (4) the evidence supporting the claim is objective and verifiable. The amount of revenue recognized is management's best estimate of the amount it will be able to realize based upon the claim. During the third quarter of 2000 the Company recognized $1.0 million of revenue associated with claims pertaining to one of its contracts with the U.S. Government.

8.   SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, at December 31, 1998 which changed the way the Company reports information about its operating segments. The Company has provided this segment information for the three months and nine months ended September 30, 2000 and September 30, 1999.

     The Company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located primarily in Birmingham, Alabama, provides aircraft maintenance and modification services for the government and military customers. The Commercial Services Group, located in Dothan, Alabama, and Victorville, California provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. (During the third quarter of 2000 the Company made the decision to close its Victorville, Ca. facility and concentrate its commercial Maintenance Repair and Overhaul (MRO) operations in Dothan, Al.) The Manufacturing and Overhaul Group, located in California and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The Company evaluates performance based on total (external and intersegment) revenues, gross profits and operating income. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is at current market prices. The Company does not allocate income taxes, interest income and interest expense to segments. The amount of intercompany profit is not material.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. However, the Commercial and Manufacturing and Overhaul segments may generate sales to Governmental entities and the Government segment may generate sales to commercial entities.

     During the quarter the Company restated $1.2 million of international sales previously reported in the Commercial Services Group to the Manufacturing and Overhaul Group. The restatement had no effect on overall sales or earnings for the Company.






The following table presents information about segment profit or loss for the quarter ended September 30, 2000:


                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $29,158         $7,908       $ 3,188    $ 40,254
Revenues from
  external
  foreign
  customers               0        (1,196)         1,305         109
Intersegment
  revenues              466              0             2         468
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $29,624         $6,712       $ 4,495     $40,831
Elimination                                                    (468)
                                                             -------
Total Revenues                                               $40,363
                                                             =======

Gross Profit          7,636          (722)         1,033       7,947
Segment Operating
  Income              5,115        (2,075)          (50)       2,990
Interest
  Expense                                                        566
Other                                                          (127)
Income taxes                                                     952
  Net                                                        $ 1,599
                                                             =======

Assets              $30,665        $12,691       $11,526    $ 54,882
Deprec/Amort            391            117           112         620
Cap. Additions        1,621            676           104       2,401


The following table presents information about segment profit or loss for the quarter ended September 30, 1999:

                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $23,379        $12,566       $ 6,624    $ 42,569
Revenues from
  external
  foreign
  customers               0          3,322             0       3,322
Intersegment
  revenues               16              0           175         191
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $23,395        $15,888       $ 6,799     $46,082
Elimination                                                    (191)
                                                             -------
Total Revenues                                               $45,891
                                                             =======

Gross Profit          5,287          2,331         1,329       8,947
Segment Operating
  Income              2,771            447           245     $ 3,463
Interest
  Expense                                                        825
Other                                                            801
Income taxes                                                      50
  Net                                                        $ 1,787
                                                             =======

Assets              $27,964        $14,920       $14,874     $57,758
Deprec/Amort            161            331            95         587
Cap. Additions          781            109           153       1,043




The following table presents information about segment profit or loss for the nine months ended September 30, 2000:


                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $82,741        $30,417       $13,076    $126,234
Revenues from
  external
  foreign
  customers               0              0         1,305       1,305
Intersegment
  revenues              694              0            14         708
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $83,435        $30,417       $14,395    $128,247
  Elimination                                                  (708)
                                                             -------
Total Revenues                                              $127,539
                                                             =======

Gross Profit         20,699            432         3,195      24,326
Segment Operating
  Income             13,429        (4,326)          (42)       9,061
Interest
  Expense                                                      2,018
Other                                                             16
Benefit
  for income
  taxes                                                        (824)
Net Income                                                   $ 7,851
                                                             =======

Assets              $30,665        $12,691       $11,526    $ 54,882
Deprec/Amort          1,166            412           256       1,834
Cap. Additions        4,684          1,702           308       6,694




The following table presents information about segment profit or loss for the nine months ended September 30, 1999:


                             (In $ Thousands)
                                                 Mfg. and    Consoli-
                    Government     Commercial    Overhaul     dated
                    ----------     ----------    --------    -------


Revenues from
  external,
  domestic
  customers         $64,662        $31,645       $19,882    $116,189
Revenues from
  external
  foreign
  customers               0          9,305             0       9,305
Intersegment
  revenues               51              0           299         350
                    -------         ------        ------      ------
Total
  Segment
  Revenues          $64,713        $40,950       $20,181    $125,844
  Elimination                                                  (350)
                                                             -------
Total Revenues                                              $125,494
                                                             =======

Gross Profit         15,243          6,201         4,002      25,446
Segment Operating
  Income              8,691          1,241           654      10,586
Interest
  Expense                                                      2,447
Other                                                          1,343
Benefit
  for income
  taxes                                                          230
Net Income                                                   $ 6,566
                                                             =======

Assets              $27,964        $14,920       $14,874    $ 57,758
Deprec/Amort            517            542           277       1,336
Cap. Additions        1,259            369           595       2,223



ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

In the third quarter of 2000, the Company completed a new five-year contract with the International Association of Machinists and Aerospace Workers (IAM). The new contract represents an increase in term over the previous three-year contract. The new agreement calls for wage increases over the life of the contract and increases in pension benefits.

During the third quarter of 2000, the Company reported operating income of approximately $3.0 million, a decrease of $0.5 million over the same period of 1999. Total income before taxes for the third quarter of 2000 was approximately $2.6 million vs. $1.8 million for the same period in 1999. During the first nine months of 2000, the Company reported operating income of approximately $9.1 million, a decrease of $1.5 million over the same period of 1999. Total income before taxes for the first nine months of 2000 was approximately $7.0 million vs. $6.8 million for the same period in 1999.

RESULTS OF OPERATIONS

Three months ended September 30, 2000
versus three months ended September 30, 1999

Revenues from operations for the third quarter of 2000 were lower than the third quarter of 1999, decreasing 12.0% from $45.9 million in 1999 to $40.4 million in 2000. Government segment sales increased approximately 26.5% from $23.4 million in 1999 to $29.6 million in 2000. Commercial segment sales decreased 57.9% from $15.9 million in 1999 to $6.7 million in 2000. Sales in the Manufacturing and Overhaul segment decreased 33.8% from $6.8 million in 1999 to $4.5 million in 2000. The Company's overall mix of business between government and commercial customers moved from 49.2% commercial and 50.8% government in 1999 to 27.4% commercial and 72.6% government in 2000.

Government segment sales in the third quarter of 2000 increased approximately $6.2 million. $5.2 million of this amount was due primarily to increases in deliveries and sales under the Birmingham facility's KC-135 and C-130 contracts. $1.0 million was due to a Request for Equitable Adjustment (REA) pertaining to an element of the KC-135 contract.

Commercial segment sales decreased $9.2 million under commercial aircraft maintenance/modification contracts at the Dothan and Victorville facilities. During the third quarter of 2000 the Company made the decision to close its Victorville, Ca. facility and concentrate its commercial Maintenance Repair and Overhaul (MRO) operations in Dothan, Al.

Sales of the Manufacturing and Overhaul segment decreased $2.3 million principally due to lower sales in both the Space Vector operating unit and at Pemco Nacelle (whose operations were curtailed at the end of the first quarter of 2000).

Cost of sales decreased during the third quarter from $36.9 million in 1999 to $32.4 million in 2000. The ratio of cost of sales to net sales decreased, slightly, from 80.5% in the third quarter of 1999 to 80.3% in 2000.

Selling, general and administrative (SG&A) expenses decreased from $5.5 million in the third quarter of 1999 to $5.0 million in 2000. Selling, general and administrative expenses increased, slightly, as a percentage of revenue from 12.0% in the third quarter of 1999 to 12.3% during the same period of 2000. During the third quarter of 2000 the Company continued its overall corporate restructuring focusing in particular on developing an improved corporate legal structure, pursuing a new and increased credit facility, and implementing new compensation packages for the Company.

Interest expense was $0.8 million in third quarter of 1999 versus $0.6 million in 2000. The average interest rate in the third quarter of 2000 on the revolving credit facility was 13.0% as compared to 11.6% during the third quarter of 1999. The lower interest charge in the third quarter of 2000 is a result of the Company borrowing less money against its revolving credit facility and making the first payment, of a total of five, on its Senior Subordinated Debt.

Nine months ended September 30, 2000
versus nine months ended September 30,1999

Revenues from operations for the first nine months of 2000 grew slightly over the first nine months of 1999, increasing 1.6% from $125.5 million in 1999 to $127.5 million in 2000. Government segment sales increased approximately 28.9% from $64.7 million in 1999 to $83.4 million in 2000. Commercial segment sales decreased 25.7% from $41.0 million in 1999 to $30.4 million in 2000. Sales in the Manufacturing and Overhaul segment decreased 28.7 % from $20.2 million in 1999 to $14.4 million in 2000. The Company's overall mix of business between government and commercial customers moved from 48.6% commercial and 51.4% government in 1999 to 34.9% commercial and 65.1% government in 2000.

Government segment sales in the first nine months of 2000 increased approximately $18.7 million. Of this amount $17.7 was due primarily to increases in deliveries and sales under the Birmingham facility's KC-135 and C-130 contracts. $1.0 million was due to a Request for Equitable Adjustment (REA) pertaining to an element of the KC 135 contract.


Commercial segment sales decreased $10.5 million under commercial aircraft maintenance/modification contracts at the Dothan and Victorville facilities. During the third quarter of 2000 the Company made the decision to close its Victorville, Ca. facility and concentrate its commercial Maintenance Repair and Overhaul (MRO) operations in Dothan, Al.

Sales of the Manufacturing and Overhaul segment decreased $5.8 million principally due to lower sales in both the Space Vector operating unit and at Pemco Nacelle (whose operations were curtailed at the end of the first quarter of 2000), partially offset by slightly higher sales at Pemco Engineers.

Cost of sales increased during the first nine months of the year growing from $100.0 million in 1999 to $103.2 million in 2000. The ratio of cost of sales to net sales increased from 79.7% in the first nine months of 1999 to 80.9% in 2000. Most of this increase is attributable to the Commercial segment which experienced losses on several aircraft delivered during the second quarter, a slow down of work during the second and third quarters, and minimal margins on its final deliveries of H-3 helicopters during the year.

Selling, general and administrative expenses increased from $14.9 million in the first nine months of 1999 to $15.3 million in 2000. Selling, general and administrative expenses as a percentage of revenue increased from 11.8% for the first nine months of 1999 to 12.0% during the same period of 2000.

Interest expense was $2.4 million in the nine months ending September 30 of 1999 versus $2.0 million for the same period in 2000. The average interest rate in the first nine months of 2000 on the revolving credit facility was 12.6% as compared to 11.4% during the first nine months of 1999. The lower interest charge during 2000 is a result of the Company borrowing less money against its revolving credit facility and making the first payment, of a total of five, on its Senior Subordinated Debt.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash resources showed significant improvement over the nine months ended September 30, 1999. In the first nine months of 2000 the Company generated cash from operating activities of $13.2 million vs.$6.6 million during the same period of 1999.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 and 2000.

The Company's pension expense as determined by its actuary is $1.1 million for 1999 and 2000. In the first nine months of 1999 and 2000, the Company made no contributions to the pension plan and expensed approximately $0.9 million.

Accounts payable and accrued expenses decreased by $3.3 million from $35.0 million at December 31, 1999 to $31.6 million at the end of the first nine months of 2000. During the same period of 1999 accounts payable and accrued expenses increased $4.5 million. There was no accrued interest payment at September 30, 2000 a decrease of $0.2 million over the amount due at September 30, 1999.

Accounts receivable decreased $5.0 million in the nine months ended September 30, 2000, dropping from $21.1 million at December 31, 1999 to $16.1 million at September 30, 2000. During the same period of 1999 accounts receivable increased $2.1 million. Net inventories decreased $1.1 million during the first nine months of 2000. In 1999 net inventories grew by $4.9 million during the same period.

During the first three quarters of 2000, the Company significantly increased the cash used in investing activities, spending approximately $6.7 million, primarily on leasehold improvements and capital assets whose acquisition had been deferred during prior years. In 1999 the Company invested $2.2 million in the same period.

At September 30, 2000, the Company had open borrowing capacity under its lines of credit of $6.5 million versus $4.5 million at September 30, 1999. On November 2, 2000 the Company entered into new credit facilities which will be used to pay off and terminate the existing facility as described in Note 4 to the Consolidated Financial Statements included herein.

During 1999 and 2000, inflation and changing prices have had no significant impact on the Company's net sales or revenues or on income from continuing operations.

BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at September 30, 2000 and 1999:


                                           2000           1999
                                         -------        -------


     U.S. Government                   $120,211       $168,604
     Commercial                          14,294         17,668
                                       --------        -------
                                       $134,505       $186,272
                                       ========        =======

As of September 30, 2000, 89.4% of the Company's backlog related to work for the U.S. Government versus 90.5% for the period ended September 30, 1999. The Company's Government backlog decreased $48.4 million as compared to the first nine months of 1999. Of this amount $30.0 million represents the Company ceasing to include its estimated share of the Space Vector operating unit, of the Manufacturing & Overhaul Group, - CTTS Program in its reported backlog. The Government Services Group's backlog is lower by $5.2 million primarily related to increased deliveries of aircraft under the KC-135 contract offset partially by increased backlog for the C-130 paint program. The completion of the AIT II contract at the Company's Space Vector operating unit accounts for $5.8 million of the year to year reduction and the remaining $7.4 million is due to the winding down of the Commercial Services Group's H-3 Helicopter program. Overall Commercial backlog decreased $3.4 million. Most of this reduction is in the Commercial Services Group and represents weaker than anticipated orders during the first nine months of 2000. This decrease in the Commercial Services Group was offset, partially, by an increase in backlog of $1.9 million at the Pemco Engineers operating unit of the Manufacturing and Overhaul Group. Based upon recent business development activities, it is management's opinion that both Government and Commercial backlog will increase in the coming months, although there can be no assurance as to the magnitude of any such increase, or that such increase will occur at all.

CONTINGENCIES

See Note 5 to the Consolidated Financial Statements included herein.

FORWARD LOOKING STATEMENTS

Some of the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions, award of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based on current information. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such factors include those identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 3.

        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit as described in Note 4 to the Consolidated Financial Statements herein and bears interest at prime plus 3.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default (13.0% at September 30, 2000). If the prime rate increased 100 basis points, the effect on net income would approximate a $76,000 reduction in net income on an annual basis, $19,000 for the third quarter of 2000.










                        PEMCO AVIATION GROUP, INC.
                             OTHER INFORMATION

PART II.

Item 1    Legal Proceedings

          See Note 5 to Part I, Financial Statements

Item 2    Changes in Securities

          None

Item 3    Defaults Upon Senior Securities

          None

Item 4    Submission of Matters to a Vote of Security Holders

          None

Item 5    Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Credit and Security Agreement dated November 2, 2000 between Pemco Aviation Group, Inc. and Wells Fargo Business Credit, Inc.

               10.2 Subordination Agreement dated November 1, 2000 by and among WELLS FARGO BUSINESS CREDIT, INC., BANK OF NEW YORK, as Securities Agent, SPECIAL VALUE BOND FUND, LLC, and PEMCO AVIATION GROUP, INC.

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         PEMCO AVIATION GROUP, INC.



Date:     11/14/00  By:   /s/ Ronald A. Aramini
                         ---------------------------
                         Ronald A. Aramini, Chief
                         Executive Officer
                         (Principal Executive Officer)


Date:     11/14/00  By:  /s/ John R. Lee
                         ----------------------------
                         John R. Lee
                         Sr. Vice President, Chief Financial
                         Officer (Principal Finance & Accounting
                         Officer)

                               EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

10.1 Credit and Security Agreement dated November 2, 2000 between Pemco Aviation Group, Inc. and Wells Fargo Business Credit, Inc.

10.2 Subordination Agreement dated November 1, 2000 by and among WELLS FARGO BUSINESS CREDIT, INC., BANK OF NEW YORK, as Securities Agent, SPECIAL VALUE BOND FUND, LLC, and PEMCO AVIATION GROUP, INC.

27.1           Financial Data Schedule

All of the foregoing exhibits are filed electronically herewith.