Form 10-K
period 2000-12-31
PEMCO AVIATION GROUP INC
filed 2001-04-02
CIK 771729

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000, or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[No Fee Required] For The Transition Period From ________ To _________.

                        Commission file Number: 0-13829

                          PEMCO AVIATION GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                          84-0985295
    (State of other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

               1943 North 50th Street Birmingham, Alabama          35212
                (Address of principal executive offices)         (Zip Code)

                                 205-592-0011
             (Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.0001 par value
                               (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 The aggregate market value of the Common Stock held by non-affiliates on March
                     21, 2001 was approximately $19,722,497

 The number of shares of the Company's Common Stock outstanding as of March 21,
                              2001 was 4,027,815

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2000) are incorporated by reference in Part III.

                            FORM 10-K ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2000

                          PEMCO AVIATION GROUP, INC.


PART I
Item 1.  Business                                                                     1
Item 2.  Properties                                                                  16
Item 3.  Legal Proceedings                                                           17
Item 4.  Submission of Matters to a Vote of Security Holders                         20

PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters          20
Item 6.  Selected Financial Data                                                     21
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                  33
Item 8.  Financial Statements and Supplementary Data                                 33
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                        72

PART III

Item 10. Directors and Executive Officers of the Company                             72
Item 11. Executive Compensation                                                      72
Item 12. Security Ownership of Certain Beneficial Owners and Management              72
Item 13. Certain Relationships and Related Transactions                              72

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K             72

SIGNATURES                                                                           S-1

PART I

Item 1. Business.

A. GENERAL

Pemco Aviation Group, Inc. (formerly Precision Standard, Inc.) (the "Company") is a diversified aviation and aerospace company composed of three operating groups: Government Services, Commercial Services, and Manufacturing and Overhaul. The Company's primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification.

The Company provides such services for government and military customers primarily through its Government Services Group, which specializes in providing Programmed Depot Maintenance ("PDM") on large transport aircraft. In addition to PDM, various other repair, maintenance and modification services are performed for the Company's customers. The Government Services Group's contracts are multi-aircraft programs generally lasting several years. The Group's facilities, tooling, experienced labor force, quality, and on time delivery record position it as one of the premiere providers of PDM for large transport aircraft in the Country.

The Company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The Company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The Company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates ("STCs"). The Company's facilities, tooling, and experienced labor force enable it to perform virtually any airframe modification a commercial customer may require. The Company has performed over 250 cargo conversions of narrow and wide-body commercial aircraft.

The Company's Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. In addition, the Manufacturing and Overhaul Group operates an aircraft parts distribution company.

B. SIGNIFICANT DEVELOPMENTS

New Lending Facility

On November 2, 2000, the Company entered into new credit facilities, which were used to pay off and terminate its previous facility. The new facilities consist of a $20.0 million revolving credit facility, two term loans totaling $5.0 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. The new credit facilities represent a significant improvement in the interest rate compared to the rate of the previous facility. (See Notes to Financial Statements Below.)

New Labor Agreement with the IAM

On August 19, 2000, the membership of the International Association of Machinists and Aerospace Workers ("IAM") voted to ratify a new five-year contract with the Dothan division of the Company's Pemco Aeroplex subsidiary. The contract began August 19, 2000 and extends through August 9, 2005. The new contract's five-year term compares favorably to the three-year term of the previous contract. The new agreement calls for wage increases of 17% over the life of the contract and increases in pension benefits.

Re-incorporation of the Company & Name Change

On May 18, 2000, the corporation stockholders of the Company approved the merger of Precision Standard, Inc., incorporated in Colorado, with Pemco Aviation Group, Inc., incorporated in Delaware. Pemco Aviation Group, Inc. is the surviving corporation. The intent of the transaction was to change the state of incorporation of the Company and to increase industry awareness of the Company by aligning the parent company's name with that of its better-known subsidiaries and trademarks.

Settlement of Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit

On March 28, 2000, the Company entered into a settlement agreement with the bankruptcy trustees of Sterling Airways A/S ("Sterling"), and the bankruptcy trustees of Pemco World Air Services A/S ("Pemco"), pursuant to which the Company paid a total of $3.5 million in settlement of the Sterling litigation and all claims the Pemco trustees may have against the Company. As part of the settlement, the Company received releases from all creditors with claims in excess of $100,000. (See Item 3. Legal Proceedings below.)

KC-135 Bundling Litigation

On October 13, 1998, the Company filed a complaint in the U.S. District Court, Northern District of Alabama seeking to compel the United States Air Force to reopen for competition a KC-135 PDM contract awarded to the McDonnell Douglas subsidiary of Boeing and to enforce the General Accounting Office ("GAO") decision in favor of the Company that stated that the manner in which the contract was put up for bids violated the Competition in Contracting Act by unduly restricting competition. On October 5, 1999, the Court issued a summary judgment in favor of McDonnell Douglas. During 2000 the Company determined that pursuing the complaint further was not necessarily in its best interests. Accordingly, in the interest of promoting a better relationship with one of its primary customers, the Company filed a motion for dismissal with the court to end this litigation. The motion was granted on July 7, 2000. (See Item 3. Legal Proceedings below.)

Review of the Company's Strategy & Operations

During 2000 the Company took steps to increase and strengthen the management team and conducted detailed reviews of the Company's overall strategy and operations. As a result of these reviews, the Company made the decision to concentrate its commercial Maintenance Repair and Overhaul (MRO) activities in one location, exit the business of repairing engine nacelles, which had lost money during four of the past five years, and increase its emphasis on the conversion of aircraft from passenger to cargo configurations. Accordingly, during 2000 the Company took the following actions. The MRO operations in Victorville, California were phased out and all commercial MRO operations are now concentrated in Dothan, Alabama. The Company ceased sales activities in the area of repairing engine nacelles and after performing its responsibilities on its remaining contracts closed this operation in Clearwater, Florida and transferred some employees and most of the remaining inventory and equipment to the MRO operations in Dothan, Alabama. On August 10, 2000, the Company concluded an agreement with Officine Meccaniche Aeronautiche S.p.A. (OMA) to manufacture cargo doors for 737-300 aircraft for use in passenger to cargo conversion of aircraft. The Company believes that it is the only company in the world currently certified by the Federal Aviation Administration (FAA) for passenger to freighter conversions of the 737-300.

C. INDUSTRY OUTLOOK

In general, in-spite of the signs of a slow-down in general economic growth, the Company believes demand for aircraft maintenance and modification services will remain strong. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. Signs continue to be positive that the third-party maintenance and modification industry will be the beneficiary of these trends in the coming years.

In addition, the recent growth of E-Commerce should provide additional demand for cargo aircraft, which in turn should result in increased demand for passenger to cargo aircraft conversions in the next several years.

Military Maintenance and Modification Industry

Military maintenance and modification contracts continue to be in a state of uncertainty as the result of Congressional action and political pressure arising from the closure of certain military bases. During 1997, Congress included provisions in appropriations bills that required the combination of certain military contracts, including airframe maintenance, into larger contracts for bid and proposal. This practice, referred to as "bundling," requires smaller companies such as the Company's Government Services Group to team with one or more other operators in order to provide a bid for the bundled contract.

The appropriation legislation also allowed private contractors to join with military contractors to bid on such bundled projects. While the public-private teaming arrangement may provide certain opportunities for the Company, the bundling of contracts prevents smaller operations like the Company from bidding on the contracts individually. In addition, military depots are competing against private contractors for various projects. For example, in March 1998, the C-130 PDM solicitation was canceled and the work taken in-house by the military, to the exclusion of all private contractors.

The need for immediate rapid deployment of military forces has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budgets in prior years. Budget restrictions have limited the U.S. Government's ability to replace substantial portions of its aging transport fleets. The U.S. Government thus continues to utilize older aircraft. Typically these older aircraft require more service than newer aircraft, which generates greater revenue for the military maintenance and modification sector of the industry.

One of the Company's core competencies for 48 years has been military aircraft maintenance and modification. The Company believes that this core competency will enable it to provide services to its military customers and to participate in teaming arrangements with public or private operators. Bundling requirements, however, may limit the Company's ability to compete for major new military contracts as a prime contractor. In order to mitigate the effects of contract bundling, the Company plans to team with major contractors whenever desirable.

Commercial Maintenance and Modification Industry

World air travel is projected to continue to grow during the next ten years. Forecasts by Airbus Industrie project that passenger air traffic will increase through the year 2010, with the active fleet to increase by 83% during that period. Boeing's World Air Cargo Forecast estimates that the freighter fleet will nearly double in the next seventeen years. The commercial maintenance industry is also expected to grow in the upcoming years as airlines continue to outsource their maintenance needs. In its Market Outlook 2000, Boeing estimates that no less than 25% of all airline heavy maintenance demand will be outsourced to independent repair facilities.

The rapid increase in worldwide freight shipments has spawned a demand for dedicated cargo aircraft. The majority (70%) of air cargo planes have been converted from a pure passenger configuration. Overnight package delivery, a service that has experienced much growth in the past 15 years in the U.S., is beginning to grow in Europe. The anticipated success of overnight package carriers in Europe and elsewhere is expected to increase the demand for cargo conversions. Boeing estimates that 70% of the additional freighters will be passenger-to-cargo conversions.

D. PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

   General

The Company's aircraft maintenance and modification services include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year programs for both military and commercial customers. The Company's military customers include the United States Armed Forces ("Armed Forces") and certain foreign military services. The

Company's commercial customers include some of the major global lessors of aircraft as well as airlines, couriers and airfreight carriers.

The Company employs a large skilled work force. The principal services performed are PDM, commercial C-level and D-level heavy maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, aircraft stripping and painting, rewiring, parts fabrication and engineering support. While some of these services are performed exclusively for either military or commercial customers, the majority of the services are performed for both customer groups.

The Company's competition for military aircraft maintenance contracts includes Boeing Military Aircraft, Lockheed-Martin Aeromod, Raytheon-E Systems, and various military depots. The Company's competition for outsourced commercial work in the United States consists of the B.F. Goodrich Airframe Services Division (formerly Tramco), Dee Howard Aircraft Maintenance, Timco owned by Aviation Sales Company, Singapore Technologies (Mobile Aerospace Engineering and Dalfort Aerospace), and approximately ten smaller independent repair and modification operators. While many of the Company's competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion.


The Company considers its competitive strengths to be its emphasis on quality, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and strong customer base.

   Government Services Group

The Company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its Government Services Group. The majority of the aircraft that the Company services are transports such as the C-130 "Hercules" and refueling aircraft such as the KC-135. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2040. These aircraft are essential to support peacetime operations and war or contingency deployments. The armed forces of the U.S. cannot deploy without these resources. The demands placed on these aircraft mean that they will require maintenance services such as those provided by the Company.

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

The principal services performed under military contracts are PDM, systems integration and modification of fixed wing aircraft. The PDM is the most thorough scheduled maintenance "check-up" for a military aircraft, entailing a bolt-by-bolt, wire-by-wire and section-by-section examination of the entire aircraft. The typical PDM program involves a nose to tail inspection and a repair program on a four or five-year cycle. In addition to heavy maintenance, the program can include airframe corrosion prevention and control, rewiring, component overhauls and structural, avionics and various other system modifications.

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

In order for the Company to efficiently complete its maintenance procedures, it maintains hydraulic, electrical, sheet metal and machine shops to satisfy all of its testing and assembly needs and to fabricate, repair and restore parts and components for aircraft structural modification. The Company also performs in-house heat treatment on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories.

The Company's work force is familiar with all aspects of military aircraft maintenance, repair, and overhaul.

The Company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 48 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4, F-15, F-16, T-38 and U.S. Navy H-2 and H-3
helicopters.

   KC-135 Aircraft Contract

In August 1994, the U.S. Air Force awarded the Company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. In September 2000, the KC-135 program began its sixth, and final, option year. The total value of the contract over the seven-year period, if fully funded, is estimated at over $500 million. While the Company is currently in negotiations and discussions with the U.S. Air Force and other parties on its retention, for an extended period, as an active source of repair on KC-135 aircraft there can be no assurance that the Company will continue to provide maintenance services on the KC-135. The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,000 such aircraft.

As the Air Force continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the KC-135 PDM program is anticipated to further expand to include additional upgrades such as new cockpit and avionics systems. The Company has performed other major upgrades in the past, including wing re-skin, major rewire, corrosion prevention control, auto pilot and fuel savings advisory system modifications.

The Government Services group is located in Birmingham, Alabama in facilities that are believed to be the largest for third party maintenance in North America.

     Commercial Services Group

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its Commercial Services Group. Programs for commercial maintenance range from single aircraft to multi-aircraft and can span a year or longer. The principal services performed under commercial maintenance contracts are "C" and "D" maintenance checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi), strip and paint, and interior reconfiguration and fleet standardization.

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

In addition to the tasks required in the "C" and "D" checks, additional inspections are performed. These inspections include Supplemental Structure Inspections ("SSI"), which are structural inspections focusing on known problem areas, and Corrosion Prevention and Control Programs ("CPCP"), which are inspections of known corrosion problems. These additional inspections supplement and, in some cases, overlay the "C" and "D" check tasks.

The process of converting a passenger plane to a freighter configuration entails completely stripping the interior, strengthening the load-bearing capacity of the flooring, installing the bulkhead or cargo net, cutting into the fuselage for the installation of a cargo door, reinforcing the surrounding structure for the new door, replacing windows with metal plugs, and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage, the air conditioning system modified, and smoke detection installed. Additionally, the Company installs the on-board cargo handling system. Conversion contracts also typically require concurrent "C" or "D" maintenance checks as the operator takes maximum advantage of the time that the aircraft will be out of service. It is also possible that the converted aircraft have often been out of service for some time and maintenance is required to bring the plane up to current FAA standards.

The Company also provides modification and integration services for its commercial customers under its own or customer-provided Supplemental Type Certificates ("STCs"), including integration of new avionics systems, installation of new galleys and air-stairs and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any air frame modification a commercial customer may currently require.

Contracts for commercial aircraft are performed at the Company's Dothan, Alabama facility. During 2000 this facility received the FAA Diamond award for its training activities.

The Company holds STCs from the FAA for the conversion of various aircraft from passenger-to-freighter, passenger-to-quick-change, and combination passenger and freighter conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA and are then certified by an additional STC. The Company holds passenger-to-freighter configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300, DC-9 aircraft, and BAe-
146 aircraft. Additionally, the Company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The Company believes that it is the only company in the world currently certified by the Federal Aviation Administration (FAA) for passenger to freighter conversions of the 737-300, and with what it anticipates to be the increased demand for conversions of this model of aircraft, the Company is expecting to expand this line of business in 2001.

     Manufacturing & Overhaul

The Company, through its Manufacturing and Overhaul Group, designs and manufactures proprietary aerospace products; various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems (which the Commercial Services Group often installs); and high precision parts and components for aircraft. In addition, the Company operates an aircraft parts distribution company. This group is comprised of independent niche manufacturing and service businesses, which, with the exception of Space Vehicles and Support Systems, are complementary to the Company's aircraft services businesses.

     Cargo Handling Systems & High Tolerance Components

The Company designs and manufactures on-board cargo-handling systems for all types of large transport aircraft and certain military aircraft. In addition, the Company also produces high tolerance components used in a variety of industrial, commercial and residential applications. The Company employs its in-house design engineering staff, skilled labor force, fully-computerized machinery, and advanced manufacturing techniques to produce a wide variety of products. These products include the Company's own proprietary aircraft cargo handling systems as well as other cargo handling systems, individual spare parts and other precision-machined components.

The Company's principal markets for cargo handling systems are all major United States and foreign airlines and aircraft manufacturers. The Company has approximately eight competitors in this market and considers its strengths in this industry to be its innovation, quality and response time, and on time delivery.

The markets for high tolerance components cover a wide range of manufacturers in numerous industries. There are approximately 500 manufacturers of components in the United States making it a $1 billion industry. The Company's competitors range in size from "single-machine" shops to companies with revenues exceeding $20 million. Most of the competitors, however, produce a broader mix of products while the Company focuses on the manufacture of high tolerance components. The Company considers its strengths in this industry to be its quality, competitive pricing, and on time delivery.

McDonnell Douglas (Boeing) has recognized this division as a Gold or Silver level contractor in each of the last 5 years.

The Company's Pemco Engineers division, located in Corona, California, produces the cargo handling system and high tolerance components product lines.

     Parts Support

The Company's Parts Support and Component Overhaul service provides a comprehensive source for aircraft spare parts and component overhauls. The Company uses its inventory and on-line tracking and sales system to provide support to the cargo conversion customers of the Commercial Services Group as well as to users and owners of a wide range of commercial and military aircraft.

This service is provided by the Company's wholly-owned subsidiary, Pemco Air Support Services ("PASS"), which is located in Clearwater, Florida. PASS markets its parts support and component overhaul service to commercial carriers worldwide and, in addition sells to foreign armed services. In the area of supporting and selling the Company's designed and manufactured parts, PASS often benefits from the marketing and customer-base of its other subsidiaries.

     Space Vehicles and Support Systems

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

The Company's Space Vector subsidiary is located in Chatsworth, California. The Company's principal markets for its space and missile products are the U.S. Government and prime contractors to the U.S. Government. The Company's competition ranges from very small organizations for the component subsystems to major corporations for the design and manufacture of spacecraft and launch vehicles. The Company considers its competitive strength to be its technical and managerial competence. The Company's contracts are awarded in accordance with the U.S. Government's competitive bidding practices.

E.   SALES

Foreign and Domestic Operations and Export Sales

All of the Company's revenues during 2000 were generated in the United States and all of the Company's assets were located in the United States. Approximately 2% of revenues in 2000 were generated from foreign owned entities.

The Company provides maintenance and modification services to foreign-based aircraft owners and operators at its U.S. facilities. The Company's Space Vector and PASS subsidiaries, as well as its Aircraft Cargo Systems division, also sell in export markets. The services and products sold at the Company's U.S. locations are generally payable in U.S. dollars.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years:

        Product and Service Rendered                                2000         1999         1998
        ----------------------------                                ----         ----         ----
        Aircraft Maintenance and Modification                        89%          85%          83%

        Supersonic and Subsonic Aerial Tow Targets and                0%           0%           1%
        Wing Tip Pods

        Space Vehicles and Support Systems                            4%           7%           7%

        Cargo Handling Systems                                        6%           5%           6%

        Parts Support and Component Overhauls                        *1%          *1%           1%

        Nacelle Overhaul and Repair                                  *1%           2%           2%
                                                                   ----         ----         ----

        Total                                                       100%         100%         100%
                                                                   ====         ====         ====

        Export Sales - Principally Europe and Canada                  2%           6%          11%

* Less than

Major Customers

The following table presents the percentages of total sales for the Company's largest customers for the last three fiscal years:

        Customer                                                     2000         1999         1998
        --------                                                     ----         ----         ----
        U.S. Government - principally the Air Force,                 75%          63%          55%
        Army, Navy, and NASA

        Emery Worldwide                                               9%           0%           0%

        Northwest Airlines                                            5%          12%           7%


F.   BACKLOG

The following table presents the Company's backlog (in thousands of dollars) at December 31, 2000 and 1999:


       Customer Type                                 2000              1999
       -------------                                 -----             ----
       U.S. Government                             $109,260          $169,172

       Commercial                                    12,041            17,560
                                                   --------          --------

       Total                                       $121,301          $186,732
                                                   ========          ========

Government backlog, which represents 90.1% of the Company's total backlog, decreased $59.9 million, 35.4%. $53.1 million of the decrease is related to the Company's KC-135 contract and is attributed to the U.S. Government not funding the aircraft in the sixth option year of the contract as rapidly as had been done in previous years and the lower number of aircraft currently slated for induction into PDM at the Company's facilities. The U.S. Government delivered 20 aircraft in 1997, 35 aircraft in 1998, 39 aircraft in 1999, and 37 aircraft in 2000 under the contract. This decrease in the Company's government backlog was exacerbated by a decrease in the backlog of the Commercial Services Group of $5.6 million and a decrease at Space Vector of $1.2 million. The Commercial Services decrease was due to the completion of the Company's H-3 Helicopter contract.

Substantially all of the Company's government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the Company's contracts typically provide that orders may be terminated with limited or no penalties.

The Company's commercial backlog at December 31, 2000 decreased $5.5 million or 31.4% as the Company made deliveries against existing backlog in the Commercial Services Group without producing the requisite level of orders to adequately replenish the backlog, causing a decrease of $7.0 million. This decrease was partially offset by an increase in backlog at Pemco Engineers of $1.5 million.

The Company has historically derived an additional $0.40 in sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing these scopes of work the Company frequently discovers necessary repairs that are out of scope. These additional repairs, which are approved by the customers before performing, lead to over and above time and material sales.

G.  RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. Except as noted below with respect to Government Furnished Material ("GFM"), the Company experienced no significant shortages of raw material essential to its business during 2000 and does not anticipate any shortages of critical commodities over the longer term. Predicting the availability of supplies is extremely difficult because so many factors causing such possible shortages are outside the Company's control.

The Company procures many components, parts and equipment items from various domestic companies. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has lessened in the past few years as additional high technology suppliers have entered the market.

The U.S. Government furnishes a significant portion of the equipment and components used by the Company in the fulfillment of the Company's services under U.S. Government contracts without charge to the Company. The Company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The Company encountered late delivery of GFM from the U.S. Government in each of 1998, 1999 and 2000, and as a result, experienced a disruption in scheduled workflow.

During January of 2001, the Company has incurred a significant increase in its costs for natural gas. This increase has been in the range of 2.5 times the amount that the Company experienced in 2000 and is due to both the increase in the cost of natural gas itself and an increase in the number of heating days. Natural gas is used by the Company to heat its aircraft bays to the temperatures required for the processes of striping and sealing aircraft. If recent trends continue, the Company could see an impact on its earnings in the range of $0.5 to $1.0 million in 2001.

H.  PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company holds approximately 120 FAA-issued STCs, that authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-quick change configurations and ground proximity and wind shear warning systems. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, DC-9, BAe-146, Convair 580,
General Dynamics 340/440, Lockheed 382 & 188, Mitsubishi YS-11, McDonnell Douglas C-54 and Airbus A320 series aircraft. Approximately 21 of the Company's STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The Company develops its STCs either internally or under licensing agreements with the original equipment manufacturer.

The Company also holds FAA-issued Parts Manufacturing Approvals (PMAs) that authorize it to manufacture parts of its own design or that of other manufacturers related to its cargo handling systems. The Company holds numerous other PMAs, which give the Company authority to manufacture certain parts used in the conversion of aircraft from passenger-to-freighter and passenger-to-quick change configurations.

In addition, the Company has a U.S. design patent for a permanent doorsill designed for use in cargo configurations and a design patent for a braking roller for preventing unintended movement of cargo containers. The Company does not believe that the expiration or invalidation of either of these patents would have a material adverse impact upon its financial condition or results of operations.

I.   ENVIRONMENTAL COMPLIANCE

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

On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the Company has agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, re-mediate such contamination as necessary, and pay a penalty of $95,000 over a three year period. During 1999 the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. Throughout 2000 the Company has been awaiting a response from the EPA.

The Company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the Company's capital expenditures, earnings and competitive position.

J.   EMPLOYEES

On December 31, 2000, the Company employed 2,037 persons. Approximately 1,571 of these employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW"), International Association of Machinists and Aerospace Workers ("IAM"), and the Association of Plant Police of America ("APPA"). (See Significant Developments.)

On June 13, 2000 the employees of the Company's Pemco Engineers division voted to organize as members of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW). As of the date of this report, an agreement has been negotiated, but a contract has not been signed.

Item 2.  Properties.

Following is a list of the Company's properties.

Birmingham, Alabama

The Government Services Group, together with the Company's executive offices, are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 192 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 55,000 square foot general office building which houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower, which supplements the FAA-managed municipal air control tower for handling air craft on the Company's property and a fire-fighting unit, which supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA (United Kingdom) Repair Station and maintains Department of Defense "SECRET" security clearance.

The facility is leased from the Birmingham Airport Authority. The lease expires September 30, 2019.

Dothan, Alabama

The Dothan facility of the Commercial Services Group is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 90.5 acres of land with approximately 521,000 square feet of production and administrative floor space. The facility includes 352,000 square feet of aircraft hangar space, which is comprised of 13 bays and one wide-body aircraft hangar. The facility also includes four warehouses, two paint hangars, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,600 and 8,500 feet, a

FAA Flight Service Station and a control tower.

The Dothan facility is an approved FAA, JAA and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement, which, inclusive of a five-year option period, expires in June 2015.

Chatsworth, California

Space Vector Corporation, part of the Manufacturing and Overhaul Group, is located in Chatsworth, California. This facility consists of two industrial buildings of approximately 67,000 square feet. Space Vector Corporation occupies these buildings under a lease agreement, which expires in April 2004.

Corona, California

The Pemco Engineers operating unit of the Manufacturing and Overhaul Group is located in Corona, California. The facility consists of approximately 28,000 square feet and houses production and administrative functions. The facility is held under a lease agreement, which expires in June 2002.

Clearwater, Florida

The Company's Clearwater facility is located at the St. Petersburg/Clearwater International Airport in Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes two bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,500 feet), an FAA Flight Service Station and a control tower. The facility houses the PASS operating unit of the Manufacturing and Overhaul Group, and until March 31, 2000, also housed the operations of Pemco Nacelles (See Significant Developments). The majority of the facility has been sub-leased to a third party aviation related business since April of 2000.

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September 2005, exclusive of three optional renewal periods of five years each which would extend the lease until September 2020.

Item 3. Legal Proceedings

Government Lawsuits

On May 27, 1997, the United States Attorney filed a three count civil complaint alleging a violation of the Civil False Claims Act, contract claims based on theories of mistake of fact, and unjust enrichment. The alleged violations pertain to C-130 Wings which were purchased by the Company from the Government as scrap, of which some were subsequently refurbished and sold. On

September 3, 1997 the Company's motions to dismiss the case were granted. On October 31, 1997 the United States filed an appeal to the Eleventh Circuit Court, which affirmed the lower court's dismissal of the case. Although the government did not seek a rehearing, in July 1999 the Eleventh Circuit Court ordered en banc reconsideration. In November of 1999 the Eleventh Circuit reversed and reinstated part of the case. On February 7, 2001 the case was settled between the parties, with no recognition of liability.

On October 13, 1998, the Company filed a complaint in the U.S. District Court, Northern District of Alabama seeking to compel the United States Air Force to reopen for competition a KC-135 PDM contract awarded to the McDonnell Douglas subsidiary of Boeing and to enforce the General Accounting Office ("GAO") decision in favor of the Company which stated that the manner in which the contract was put up for bids violated the Competition in Contracting Act by unduly restricting competition. On October 5, 1999, the Court issued a summary judgment in favor of McDonnell Douglas. During 2000 the Company determined that pursuing the complaint further was not necessarily in its best interests. Accordingly, in the interest of promoting a better relationship with one of its primary customers, the Company filed a motion for dismissal with the court to end this litigation. The motion was granted on July 7, 2000.

GATX Lawsuit

The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Following several settlements, the only remaining claim is for indemnity on one aircraft operated by Tower Air. Management believes that the result of this lawsuit will not have a material impact on the business of the Company.

Insurance Lawsuit

On May 1, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 do not require National Union Fire Insurance Company to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX/Airlog and others. The complaint filed in the U.S. District Court of the Northern District of California, also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998, Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. As of the date of this report, National Union Fire Insurance Company has not moved to lift the stay.

Pemco World Air Services A/S Bankruptcy and Sterling Lawsuit

In November 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Company's Danish subsidiary, Pemco World Air Services A/S, in bankruptcy. Trustees were appointed to operate the Danish subsidiary's facility. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. The Company was subsequently informed that creditors against the bankruptcy estate filed additional claims and that the aggregate amount of claims filed against the bankruptcy estate exceeded $15 million.

On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado that alleged breach of contract. The complaint alleged that the Company expressly guaranteed certain payments for parts and materials supplied by Sterling to the Danish subsidiary. The complaint sought damages of approximately $1.4 million plus costs and interest.

On March 28, 2000, the Company entered into a settlement agreement with Sterling and the Danish subsidiary's bankruptcy trustees pursuant to which the Company paid a total of $3.5 million in three installments in settlement of the Sterling litigation and all claims the trustees had against the Company under the undertakings. Of the $3.5 million settlement amount, $2.25 million was placed in an escrow account that could only be released to the trustees upon their satisfaction of certain conditions. These conditions included, among other things, that the trustees were required to obtain releases from all of the Danish subsidiary's unsecured creditors that asserted claims in excess of $100,000 on or before October 5, 2000.

On October 4, 2000 the Company received notice from the bankruptcy trustees that they had received releases from all of the Danish subsidiary's unsecured creditors that were asserting claims in excess of $100,000 and that the trustees had no knowledge of written claims, or demands for payment, or threats of litigation against the Company from the remaining unsecured creditors. Based upon this notification, on October 19, 2000, the Company released the $2.25 million held in the escrow account. The Company will vigorously defend any claim brought by creditors of the Danish subsidiary, whose claims were under $100,000, and who were not required to affirmatively release the Company prior to release of the escrowed funds.

Breach of Contract Lawsuit

In September 1999, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by Sun Country Airlines in the Superior Court of the State of California for the County of San Bernardino, alleging various claims including breach of contract and negligence relating to maintenance services performed by the Company's subsidiary on one of Sun Country's aircraft. The complaint seeks damages in excess of $800,000. Based on information currently available, the Company believes the plaintiff's claims have no factual basis and the Company will vigorously defend this case.

Employment Lawsuits

On December 9, 1999 the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama determined that the group would not be certified as a class. The plaintiffs have withdrawn their request for class certification and the EEOC has entered the case purporting a parallel class action. The Company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

The purported class action, brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. 28 individuals shortly thereafter filed a new action, which has since been joined by approximately 90 other individuals. The Company filed for summary judgment on all claims on February 20, 2000. Two individual cases are to be tried prior to certification of any issues for appeal. The Company continues to believe the plaintiffs' claims have no factual basis and will vigorously defend the case.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the corporation stockholders in the fourth quarter of fiscal 2000.

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Since December 27, 2000 the Company's common stock has traded on the Nasdaq National Market

System under the symbol "PAGI." Prior to December 27, 2000 the Company's common stock traded on the Nasdaq Small Cap Market. The following table sets forth the range of high and low bid quotations for the common stock on a quarterly basis for each of the last two fiscal years as reported on the Nasdaq. Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

                                    2000 Bid Quotation        1999 Bid Quotation
      Quarter Ended                  High         Low          High         Low
      -------------                  ----         ---          ----         ---
      March 31                     $  11-1/2     $  7-7/8     $      5     $3-5/8

      June 30                      $18-15/16     $  8-1/8     $      5     $3-1/2

      September 30                 $  17-1/8     $12-3/16     $ 10-1/8     $3-3/8

      December 31                  $15-39/64     $      9     $12-7/16     $7-3/8

On March 21, 2001, there were 4,027,815 shares of common stock issued and outstanding held by approximately 1,000 owners of record.

The Company has never paid cash dividends on its common stock and currently intends to continue that policy indefinitely.

The last reported sales price of the Company's common stock on March 21, 2001 was $9.31.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Company's financial statements and accompanying notes located elsewhere in this report and Item 7 Management's Discussion and Analysis of Operations.

Consolidated operating data for the Company is as follows (in thousands of dollars, except per share data):

                                      Year          Year          Year          Year           Year
                                      Ended         Ended         Ended         Ended          Ended
                                     12/31/00      12/31/99      12/31/98      12/31/97       12/31/96
                                     --------      --------      --------      --------       --------
      Net Sales                     $ 161,664     $ 169,273     $ 141,770     $ 122,258      $ 130,858

      Income (loss) from
      Operations                       10,620         7,592         9,331       (22,207)        (2,353)


      Net Income (loss)                 9,449         6,177        10,054       (33,150)        (3,960)

      Net Income (loss) per
      common share - diluted        $    2.23     $    1.52     $    2.53        ($9.19)        ($1.27)


Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

                                     Year           Year          Year           Year          Year
                                     Ended          Ended         Ended          Ended         Ended
                                    12/31/00      12/31/99       12/31/98      12/31/97       12/31/96
                                    --------      --------       --------      --------       --------
      Working Capital                $(4,409)      ($7,618)        $3,286      ($27,911)        $9,180

      Total Assets                    59,223        57,403         49,469        46,333         59,274

      Long Term Debt                   4,139         4,168         21,824             0         11,104

      Other Liabilities                2,641         3,023          3,063         6,157          5,178

      Stockholders' Equity
      (deficit)                        9,927           138         (6,040)      (16,337)        13,128


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein as Item 8.

Twelve months ended December 31, 2000
Versus twelve months ended December 31, 1999

Revenues for the year ended 2000 decreased $7.6 million, 4.5%, from $169.3 million in 1999 to $161.7 million in 2000. Sales in the Government Services Group increased $14.4 million, 16.2%, in 2000, from $89.0 million in 1999 to $103.4 in 2000. The Commercial Services Group sales decreased $16.2 million, 28.8%, during 2000, from $56.2 million in 1999 to $40.0 million in 2000. The Manufacturing & Overhaul Group saw its revenue decline $5.5 million, 23.1%, during 2000, from $23.8 million in 1999 to $18.3 million in 2000. The Other category had $0.3 million of revenues in 1999, its last year of operations.

Without regard to operating segments, the Company's mix of business between government and commercial customers shifted from 37% commercial and 63% government in 1999 to 25% commercial and 75% government in 2000.

The $14.4 million increase in the sales of the Government Services Group was due primarily to increased throughput under the KC-135 PDM contract of $14.8 million and an increase of $2.8 million under the C-130 Paint Contract, both of which were offset partially by a drop of $3.2 million in other contracts.

The decrease in the Commercial Services Group revenue of $16.2 million was primarily due to a drop in commercial Maintenance, Repair, and Overhaul ("MRO") revenues of $18.1 million. This decrease was partially offset by additional work on government contracts of $1.9 million.

Revenue in the Manufacturing & Overhaul Group decreased $5.5 million in 2000. $4.0 million of the decrease occurred in the Space Vector operating unit. The year over year difference is also affected by the elimination of the Pemco Nacelles operating unit during the year causing an impact of $3.1 million. Revenue in the Pemco Engineers operating group increased $1.5 million. The PASS operating unit saw a slight revenue increase of $0.1 million.

Cost of sales decreased from $136.5 million in 1999 to $130.9 million in 2000, due primarily to the decrease in revenue. This decrease was offset partially, by higher average costs per hour in the Company's Commercial segment due to lower volumes. The gross profit percentage decreased from 19.4% in 1999 to 19.0% in 2000 primarily as a result of these lower volumes in the Commercial segment.

The Company, on an ongoing basis, is engaged in investigating and implementing, where appropriate and cost justified, improvements to its processes, methods, and systems. The costs of these investigations and implementations are expensed as incurred.

Selling, general, and administrative expenses increased from $18.9 million in 1999 to $19.9 million in 2000. The expenses increased during the year as a percentage of sales from 11.2% in 1999 to 12.3% in 2000. This increase in selling, general, and administrative expenses is due to increased use of consultants during the year, implementation of a formal performance package for Company management, and relocation and recruiting expenses for Company executives.

During 2000 the Company took bad debt charges amounting to $0.1 million against income in settlement of disputes with several customers over the payment of invoices. The 1999 charge amounted to $1.6 million.

Interest expense was $2.8 million in 2000 versus $3.3 million in 1999. The effective average interest rate on the Company's revolving credit facility was approximately 12.0% in 1999 and 12.5% in 2000. During 2000 the Company's interest rate decreased from 13.0% to 10.0% upon closing the new credit facility in November 2000. Interest expense was favorably impacted by the forgiveness of $1.3 million of interest by the Company's previous lender, Bank of America in 1996, $0.9 million of which was recorded prior to 1998, $0.1 million in 1998, $0.1 million in 1999 and $0.1 million in 2000. The balance of $0.1 million will be reflected as a yield adjustment in 2001.

The Company recorded other expense of $0.1 million in 2000 versus $0.8 million of expense in

1999.

The Company recorded income tax benefits in 2000 and 1999 of $1.8 and $2.7 million, respectively. (See Notes to the Consolidated Financial Statements.)

Twelve months ended December 31, 1999
Versus twelve months ended December 31, 1998

Revenues for the year ended 1999 increased $27.5 million, 19.4%, from $141.8 million in 1998 to $169.3 million in 1999. Sales in the Government Services Group increased $25.4 million, 39.9%, in 1999, from $63.6 million in 1998 to $89.0 million in 1999. The Commercial Services Group sales increased $2.8 million, 5.2%, during 1999, growing from $53.4 million in 1998 to $56.2 million in 1999. The Manufacturing & Overhaul Group saw its revenue slightly increase $0.3 million, 1.3%, during 1999, from $23.5 million in 1998 to $23.8 million in 1999. The Other category had $0.3 million of revenues in 1999, its last year of operations, a decrease of $1.0 million from 1998.

Without regard to operating segment the Company's mix of business between government and commercial customers shifted from 45% commercial and 55% government in 1998 to 37% commercial and 63% government in 1999.

The $25.4 million increase in the sales of the Government Services Group was due primarily to increased throughput under the KC-135 PDM contract of $26.6 million offset partially by a drop of $1.2 million in other contracts.

The increase in the Commercial Services Group revenue of $2.8 million was primarily due to increases of $2.0 million of maintenance and modification sales at the Group's Dothan, Alabama and Victorville, California operations coupled with additional sales under the H-3 helicopter contract of $0.7 million and sales to other U.S. Government agencies of $0.1 million.

Revenue in the Manufacturing & Overhaul Group increased $0.3 million in 1999. $1.8 million of the increase occurred in the Space Vector operating unit primarily due to additional sales under the AIT II contract. The PASS operating unit also generated a slight revenue increase of $0.1 million. Pemco Nacelles generated a slight decrease in sales of $0.2 million while revenue in the Pemco Engineers operating group decreased $1.4 million.

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

The Company took several large one-time liquidation and contingency charges to fund provisions during 1999, including $1.6 million relating to the former CEO/President's employment agreement, $2.7 million for various potential litigation settlements, and $0.4 million related to relocating the Company headquarters from Denver, Colorado to Birmingham, Alabama. The 1999 liquidation and contingency charges totaled $4.7 million versus $0.3 million in 1998.

Interest expense was $3.3 million in 1999 versus $3.4 million in 1998. The effective average interest rate on the Company's revolving credit facility was approximately 11.25% in 1998 and 12.0% in 1999. Interest expense was favorably impacted by the forgiveness of $1.3 million of interest by the Company's previous lender, Bank of America in 1996, $0.6 million of which was recorded in 1996, $0.3 million in 1997, $0.1 million in 1998 and $0.1 million in 1999. The balance of $0.2 million will be reflected as a yield adjustment through 2001.

The Company recorded other expense of $0.8 million in 1999 versus $2.4 million of other income in 1998. During 1998, the Company sold the net assets of its Hayes Targets division in Leeds, Alabama. The 1998 other income reflects the gain on the sale of Hayes Targets of $3.1 million, offset by approximately $0.7 million of other operating expenses.

The Company recorded income tax benefits in 1999 and 1998 of $2.7, and $1.7 million, respectively. (See Notes to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $20 million revolving credit facility, with a unit of Wells Fargo Bank, which matures in November of 2003 and may be extended for up to two additional one-year periods upon mutual agreement of the parties. Borrowing availability under the facility is tied to percentages of accounts receivable and inventory. Interest on the revolving credit facility accrues at the prime rate plus 0.5%, 10% at December 31, 2000, with provisions for increases related to certain events of default.

In addition, the Company maintains two term loans totaling $5.0 million in the aggregate, and a capital equipment acquisition facility of $3.1 million, both of which are also with Wells Fargo. At the Company's option, subject to meeting certain pre-defined conditions and obtaining the lender's approval, it may borrow an additional $1.9 million as a discretionary loan. These facilities carry the same term as the revolving credit facility. The capital equipment acquisition facility and one of the term loans ($2.9 million) bear interest at the prime rate plus 0.5%. The other term loan ($2.1 million) and the discretionary loan bear interest at prime rate plus 0.75%. As of December 31, 2000, the Company had not drawn funds against the capital equipment acquisition facility.

The Company also maintains a Subordinated Credit Agreement with the Special Value Bond Fund, LLC. Interest on the Subordinated Credit Agreement accrues at the rate of 13.5%. The Subordinated Loan is being repaid over five installments that commenced on August 31, 2000, due each subsequent quarter through June 30, 2001. During 2000 the Company paid the first three installments under this agreement, leaving a balance of $2.46 million due at December 31, 2000.

The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. The Company was in compliance with its debt covenants at December 31, 2000.

In 2001 the Company anticipates continuing to invest in the leasehold improvement program that it began in 2000 for its Birmingham, Alabama and Dothan, Alabama facilities. Costs for these improvements are anticipated to be approximately $9.0 million. Most of these costs were incurred in 2000 leaving approximately $2.9 million that the Company will incur in 2001. Currently, the Company has no other commitments for any material capital expenditures.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the years ending December 31, 2000, 1999 and 1998.

The Company generated net income of $9.5 million in 2000 versus $6.2 million and $10.1 million in 1999 and 1998, respectively. Cash generated from operations amounted to $13.0 million and $7.6 million in 2000 and 1999, respectively, versus a use of cash amounting to $2.1 million in 1998.

In 2000 the Company generated $6.9 million of cash related to decreases in accounts receivable versus using cash of $5.0 million in 1999 and $8.4 million in 1998 for increases in accounts receivable.

Net inventory increased slightly by $0.5 million in 2000 versus an increase of $4.8 million in 1999 and a decrease of $ 0.1 million in 1998. Progress payment balances on U.S. Government contracts and net commercial customer deposits were $16.0 million, $20.4 million and $20.7 million and work in process was $27.2 million, $31.3 million and $30.2 million at December 31, 2000, 1999 and 1998, respectively. Progress payment balances and net customer deposits as a percent of gross work in process for 2000, 1999, and 1998 were 59%, 65% and 69%, respectively. The fluctuation in the percentages relates mainly to the Company's U.S. Government aircraft maintenance contracts.

Accounts payable and accrued expenses decreased $7.9 million from 1999 to 2000 as a result of payment of liabilities or reductions in accruals. $3.5 million of the decrease is attributable to payments related to the Bankruptcy Trustees of Pemco World Air Services A/S and Sterling Airways A/S.

Capital improvements amounted to $10.7 million, $3.1 million, and $0.7 million in 2000, 1999 and 1998, respectively. Additionally, the Company made principal payments related to its Sr. Subordinated debt of $3.7 million and $1.2 million in 2000 and 1998, respectively. No principal payments were made in 1999. During 2000, 1999, and 1998, the Company made principal payments under its long-term debt of $4.7 million, $0.2 million, and $1.2 million, respectively, and had borrowings of $5.0 million in 2000. The Company also made payments of $0.3 million, $0.2 million and $0.1 million on various capital leases in 2000, 1999 and 1998, respectively.

Summary of Unaudited Financial Data:

Unaudited quarterly financial information is as follows (in thousands of dollars):



                                                  Quarter       Quarter       Quarter       Quarter
                                                  Ended         Ended         Ended         Ended
                                                  3/31/00       6/30/00       9/30/00      12/31/00
                                                 --------      --------      --------     ---------
      Net Sales                                  $ 40,523      $ 46,653      $ 40,363     $  34,125

      Gross Profit                                  8,735         7,644         7,947         6,460

      Net Income                                    3,715         2,536         1,599         1,599

      Net Income per Share:
      Basic                                      $   0.93      $   0.63      $   0.40     $    0.40

      Diluted                                    $   0.90      $   0.59      $   0.37     $    0.38



                                                   Quarter       Quarter       Quarter       Quarter
                                                   Ended         Ended         Ended         Ended
                                                   3/31/99       6/30/99       9/30/99      12/31/99
                                                   -------      --------      --------     ---------
      Net Sales                                   $ 39,885      $ 39,718      $ 45,891     $  43,779

      Gross Profit                                   9,338         7,161         8,947         7,304

      Net Income (Loss)                              1,950         2,829         1,787          (389)

      Net Income (Loss) per
      Share:
      Basic                                       $   0.49      $   0.71      $   0.45        ($0.10)

      Diluted                                     $   0.49      $   0.70      $   0.43        ($0.10)


CONTINGENCIES

A material adverse effect on the Company's financial position and liquidity could result if the Company is not successful in its defense of its legal proceedings. (See Item 3. Legal Proceedings.)

The Company, as a U.S. Government contractor, is routinely subject to audits, reviews and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Under certain circumstances, a contractor can be suspended or barred from eligibility for government contract awards. The government may, in certain cases, also terminate existing contracts, recover damages and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. Government audits, reviews or investigations would not have a materially adverse effect on the Company's consolidated results of operation, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors in your evaluation of the Company. Any of these risks could cause material harm to the Company's business and impair the value of its common stock.

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 75% of the Company's revenues in 2000 were derived from U.S. Government contracts. U.S. Government contracts expose the Company to a number of risks, including:

   .  unpredictable contract or project terminations,

   . reductions in government funds available for the Company's projects due to government policy changes, budget cuts and contract adjustments,

   . disruptions in scheduled workflow due to untimely delivery of equipment and components necessary to perform government contracts,

   .  penalties arising from post award contract audits, and

   .  cost audits in which the value of the Company's contracts may be reduced.

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

A Significant Portion of the Company's Revenue is Derived From a Few of its Contracts.

A small number of the Company's contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 75%, 63%, and 55% of the Company's revenues in 2000, 1999, and 1998, respectively. The KC-135 contract in and of itself comprised 60%, 48%, and 39% of the Company's total revenues in 2000, 1999, and 1998, respectively. The

Company's four largest contracts generated approximately 84% of its revenues in 2000. Termination or a disruption of any of these contracts, or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm the Company's business and impair the value of its common stock.

Bundling of U.S. Government Contracts Could Materially Harm the Company's Business.

Beginning in 1997, Congress began including provisions in appropriations bills that require the "bundling" of contracts. Bundling refers to the practice of combining a number of U.S. Government contracts into one contract, which forces smaller companies, such as the Company, to team with one or more operators to provide a bid for the bundled contract. The Company is exposed to a number of risks from bundling, including:

   .  the inability to bid on contracts independently,

   . the potential inability to locate suitable operators with which to successfully team, and

   .  the potential inability to team with other operators on favorable terms.

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

The Company's Markets are Highly Competitive and Many of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and the Company expects that the competition will continue to intensify. Many of the Company's competitors are larger and more established companies with significant competitive advantages, including greater financial resources and greater name recognition. In addition, the Company is facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. The Company's competition for military aircraft maintenance includes Boeing Military Aircraft, Lockheed-Martin Aeromod, Raytheon E-Systems and various military depots. The Company's competition for outsourced commercial work in the United States consists of the B.F. Goodrich Airframe Services Division (formerly Tramco), Dee Howard Aircraft Maintenance, Timco owned by Aviation Sales Company, and Singapore Technologies (Mobile Aerospace Engineering and Dalfort Aerospace. If the Company is unable to compete effectively against any of these entities it could materially harm the Company's business and impair the value of its common stock.

The Company is a Party to Legal Proceedings that Could be Costly to Resolve.

The Company may be exposed to legal claims relating to the services it provides. The Company is currently a party to several legal proceedings, including breach of contract claims and claims based on the Company's employment practices. While the Company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the Company's insurance coverage does not cover all costs resulting from these claims, it could materially harm the Company's business and impair the value of its common stock.

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

The Company May Need Additional Financing to Maintain its Business.

The Company's growth strategy requires continued access to capital. From time to time, the Company may require additional financing to enable it to:

   .  finance unanticipated working capital requirements,

   .  develop or enhance existing services,

   .  respond to competitive pressures, or

   .  acquire complementary businesses.

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

Failure to Introduce New Services in Response to Technological Advances and Evolving Industry Standards Could Materially Harm the Company's Business.

Evolving industry standards and changing customer requirements characterize the aircraft maintenance and modification services industry. The introduction of new aircraft embodying new technologies and the emergence of new industry standards could render the Company's existing services obsolete and cause the Company to incur significant development and labor costs. Failure to introduce new services and enhancements to the Company's existing services in response to changing market conditions or customer requirements could materially harm the Company's business and impair the value of its common stock.

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Shareholder Approval.

As of December 31, 2000, the Company's executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 38% of the Company's outstanding common stock. As a result, these corporation stockholders are able to significantly influence matters requiring approval by the corporation stockholders, including the election of directors and the approval of mergers or other business combination transactions. Accordingly, these corporation stockholders may make business decisions that materially harm the Company's business and impair the value of its common stock.

The Company's Forward-Looking Statements May Prove to be Wrong.

Some of the information under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company's plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this section of the Annual Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company's revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 5 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan, (10.0% and 10.25% at December 31, 2000). If the prime rate increased 100 basis points, net income would be reduced by approximately $135,000 during the year. The actual fluctuation of interest rates is not determinable, accordingly, actual results of interest rate fluctuation could differ.

Item 8.  Financial Statements and Supplementary Data

     The following financial statements and financial statement schedules are submitted herewith:

 Financial Statements:

     Report of Independent Public Accountants

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

 Financial Statement Schedules:

     Report of Independent Public Accountants on Supplementary Information

     Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pemco Aviation Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of PEMCO AVIATION GROUP, INC. (a Delaware corporation) (formerly Precision Standard, Inc.) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemco Aviation Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama                                         ARTHUR ANDERSEN LLP
March 2, 2001

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999

                                    ASSETS
                                (In Thousands)

                                                           2000            1999
                                                           ----            ----

Current assets:
 Cash                                                  $  1,441        $    527
 Accounts receivable, net                                14,121          21,131
 Inventories, net                                        16,790          17,035
 Deferred income taxes                                    4,800           3,000
 Prepaid expenses and other                                 955             763
                                                       --------        --------
   Total current assets                                  38,107          42,456
                                                       --------        --------

Machinery, equipment, and improvements at
cost:
 Machinery and equipment                                 25,259          19,780
 Leasehold improvements                                  17,110          12,634
                                                       --------        --------
                                                         42,369          32,414
Less accumulated depreciation and
amortization                                            (23,134)        (20,858)
                                                       --------        --------

  Net machinery, equipment, and
  improvements                                           19,235          11,556
                                                       --------        --------


Other non-current assets:
 Prepaid pension costs                                      189           1,780
 Deposits and other                                       1,149           1,386
 Intangible assets, net                                     543             225
                                                       --------        --------
                                                          1,881           3,391
                                                       --------        --------
   Total assets                                        $ 59,223        $ 57,403
                                                       ========        ========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands, except common share information)

                                                           2000            1999
                                                           ----            ----

Current liabilities:
 Revolving credit facility                              $10,296         $11,779
 Current portion of long term debt                        3,674           3,325
 Accounts payable                                         2,482           3,748
 Accrued liabilities - payroll related                   12,138          14,467
 Accrued liabilities - other                             13,926          16,755
                                                        -------         -------

   Total current liabilities                             42,516          50,074
                                                        -------         -------

Long-term debt                                            4,139           4,168
Other long-term liabilities                               2,641           3,023
                                                        -------         -------
   Total liabilities                                     49,296          57,265
                                                        -------         -------
Commitments and contingencies (see Notes 10
and 12)

Stockholders' equity:
 Common stock, $.0001 par value,
 12,000,000 shares authorized, 4,027,815 and
 3,978,137 issued and outstanding
 at December 31, 2000 and 1999, respectively                  1               1
 Additional paid-in capital                               5,109           4,769
 Retained earnings (deficit)                              4,817          (4,632)
                                                        -------         -------

Total stockholders' equity                                9,927             138
                                                        -------         -------

Total liabilities and stockholders' equity              $59,223         $57,403
                                                        =======         =======


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 2000, 1999 and 1998

        (In Thousands, Except Net Income per Common Share Information)


                                                               2000            1999           1998
                                                               ----            ----           ----
  Net sales                                                $161,664        $169,273       $141,770
  Cost of sales                                             130,878         136,523        116,337
                                                           --------        --------       --------
    Gross profit                                             30,786          32,750         25,433

  Selling, general, and administrative                       19,850          18,889         15,766
  expenses
  Bad debt expense                                              116           1,586             58
  Litigation and environmental contingency
  provisions                                                    200           4,683            278
                                                           --------        --------       --------
     Income from operations                                  10,620           7,592          9,331

  Other (income) expense:
   Interest                                                   2,816           3,266          3,368
   Other, net                                                   117             825         (2,399)
                                                           --------        --------       --------
    Income before income taxes                                7,687           3,501          8,362
  Benefit from income taxes                                  (1,762)         (2,676)        (1,692)
                                                           --------        --------       --------

    Net income                                             $  9,449        $  6,177       $ 10,054
                                                           ========        ========       ========

  Net income per common share:
    Basic                                                  $   2.36        $   1.55       $   2.65
    Diluted                                                $   2.23        $   1.52       $   2.53

  Weighted average common shares outstanding:
    Basic                                                     4,012           3,978          3,801
    Diluted                                                   4,241           4,061          3,980


             The accompanying notes are an integral part of these
                           consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 2000, 1999 and 1998
                                (In Thousands)

                                                                                                     Accum-
                                                                                                      lated
                                                                                                      Other
                                                                                                    Compre-
                                                              Additional         Retained           hensive
                                                Common           Paid-in          Earnings           Income
                                                Shares           Capital          (Deficit)           (Loss)
                                                ------           -------          --------            ------
December 31, 1997                                3,615            $4,764          ($20,863)            ($239)

Exercise of stock options                            2                 4                 0                 0
Exercise of warrants                               361                 0                 0                 0
Foreign currency
translation adjustment                               0                 0                 0               239
Net income                                           0                 0            10,054                 0
                                                 -----            ------         ---------            ------
December 31, 1998                                3,978             4,768           (10,809)                0

Exercise of stock options                            0                 1                 0                 0
Net income                                           0                 0             6,177                 0
                                                 -----            ------         ---------            ------
December 31, 1999                                3,978             4,769            (4,632)                0

Exercise of stock options                           50               340                 0                 0
Net income                                           0                 0             9,449                 0
                                                 -----            ------         ---------            ------
December 31, 2000                                4,028            $5,109         $   4,817            $    0
                                                 =====            ======         =========            ======


                  The accompanying notes are an integral part
                       of these consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2000, 1999 and 1998

                                (In Thousands)

                                                                          2000                1999                1998
                                                                          ----                ----                ----
      Cash flows from operating activities:
      Net income                                                      $  9,449             $ 6,177            $ 10,054
                                                                      --------             -------            --------

      Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                      3,327               2,637               2,396
      Benefit for deferred income taxes                                 (1,800)             (3,000)             (2,525)
      Litigation and environmental contingencies                           200               4,683                 278
      Pension cost in excess of funding                                  1,591               1,108               1,218
      Provision for losses on receivables                                  116               1,268                 294
      Provision for reduction in inventory valuation                       707               3,038                   0
      Loss on retirement of improvements                                   693                   0                   0
      Provision for losses on contracts-in-process                           0                  16               1,657
      Write-off of debt issuance costs                                     141                   0                   0
      Gain on sale of division                                               0                   0              (3,120)
      Changes in assets and liabilities:
      Related party receivable                                               0                 270                   0
      Accounts receivable, trade                                         6,894              (4,965)             (8,381)
      Inventories                                                         (462)             (4,803)                134
      Prepaid expenses and other                                          (192)                232                 (38)
      Deposits and other                                                   237                (152)               (794)
      Accounts payable and accrued liabilities                          (7,936)              1,119              (3,280)
                                                                      --------             -------            --------
         Total adjustments                                               3,516               1,451             (12,161)
                                                                      --------             -------            --------
      Net cash provided by (used in) operating
         activities                                                     12,965               7,628              (2,107)
                                                                      --------             -------            --------

      Cash flows from investing activities:
      Proceeds from sale of division                                         0                   0               4,790
      Capital expenditures                                             (10,723)             (3,049)               (746)
                                                                      --------             -------            --------
          Net cash provided by (used in) investing
          activities                                                   (10,723)             (3,049)              4,044
                                                                      --------             -------            --------

                                                                          2000                1999                1998
                                                                          ----                ----                ----
      Cash flows from financing activities:
      Proceeds from exercise of stock options                              340                   1                   4
      Payment of debt issuance costs                                      (505)               (240)                  0
      Net repayments under revolving credit facility                    (1,483)             (3,769)               (879)
      Borrowings under long-term debt                                    5,000                   0                   0
      Principal payments under long-term debt                           (4,680)               (237)             (1,238)
                                                                      --------             -------            --------
      Net cash used in financing activities                             (1,328)             (4,245)             (2,113)
                                                                      --------             -------            --------

      Net increase (decrease) in cash and cash
      equivalents                                                          914                 334                (176)
      Cash and cash equivalents, beginning of year                         527                 193                 369
                                                                      --------             -------            --------
      Cash and cash equivalents, end of year                          $  1,441             $   527            $    193
                                                                      ========             =======            ========




      Supplemental disclosure of cash flow
      information:
      Cash paid during the year for:
          Interest                                                    $  3,132             $ 2,291            $  3,425
          Income taxes                                                $    280             $   380            $    316



      Supplemental disclosure of non-cash investing
      and financing activities:
          Capital lease obligations incurred                          $      0             $   504            $    126
          Conversion of accounts payable to debt                      $      0             $     0            $    484
          Forgiveness of debt for land                                $      0             $     0            $     70
          Conversion of capital lease to debt                         $      0             $   950            $      0
          Accrued liabilities of capital purchases                    $    930             $     0            $      0


                  The accompanying notes are an integral part
                       of these consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         As of and for the Years Ended
                       DECEMBER 31, 2000, 1999 AND 1998


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Pemco Aviation Group, Inc. (formerly Precision Standard, Inc.) (the "Company") is a diversified aviation and aerospace company composed of three operating groups: Government Services, Commercial Services, and Manufacturing and Overhaul.

     The Company's primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company provides such services for government and military customers through its Government Services Group, which specializes in providing Programmed Depot Maintenance ("PDM") on large transport aircraft.

     The Company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The Company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The Company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates ("STCs").

     The Company's Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. In addition, the Manufacturing and Overhaul Group operates an aircraft parts distribution company.

     On January 29, 1998, the Company sold its Hayes Targets Division, which designed, developed and manufactured aerial target systems. (See Note 17.)

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates which may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the Company's contracts, recognition of losses associated with pending litigation and realization of certain assets, including deferred tax assets. Actual results could differ from those estimates.

     Revenue Recognition - The Company recognizes revenue on aircraft principally under the percentage-of-completion method of accounting using an output measure of progress, units of delivery for contracts with provisions for multiple deliveries, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost), for contracts where the units of delivery method is not appropriate. Provision is made to recognize estimated losses in the period in which management determines that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. (See Note 16.)

     Under certain contracts the Company negotiated cost sharing provisions, that cause the contracting parties to share cost differences associated with target margins on the contracts. At December 31, 2000, the Company has accrued approximately $3.7 million representing cost sharing payable to the parties, which will be recovered in future periods through adjustments in price.

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

     Machinery, Equipment, and Improvements - Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Included in leasehold improvements at December 31, 2000 is $229,000 of capitalized interest. No capitalized interest was included in leasehold improvements at December 31, 1999. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

               Classification                Useful Life In Years
               --------------                --------------------

            Machinery and equipment                  3 - 12
            Leasehold improvements                   5 - 20

     Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

     The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations. Depreciation charged to operations amounted to $2,407,000, $1,702,000, and $1,692,000 for the years ended
     December 31, 2000, 1999, and 1998, respectively.

     Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets and certain identifiable intangibles to be held and used in operations of the Company may be impaired and not be recoverable. In performing this evaluation, the Company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the Company will measure such impairment based upon the asset's fair value and the amount of impairment is charged to earnings.

     Reserve for Warranty Expenses - The Company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The Company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2000 and 1999. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     Stock Options - The Company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation". (See
     Note 8.)

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. - The American Institute of Certified Public Accounts ("AICPA") issued Statement of Position (`SOP') 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interest costs during development of computer software for internal use

     (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. The Company adopted this statement during 1999, the impact of which did not have a material effect on the consolidated financial statements.

     Reclassifications - Certain amounts in the 1999 consolidated balance sheets have been reclassified to conform to the 2000 presentation.

2.  COMPREHENSIVE INCOME AND NET INCOME PER COMMON SHARE

Comprehensive income includes net income and the change in accumulated foreign currency translation adjustments, which amounted to $0 in 2000 and 1999, and $239,000 in 1998. Total Comprehensive income amounted to $9,449,000, $6,177,000, and $ 10,293,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

The following table represents the reconciliation of the number of weighted average shares outstanding basic to the number of weighted average shares outstanding diluted:

(In Thousands Except Per Share Amounts)

                                                          Net                     Per Share
          For the Year Ended December 31, 2000         Income         Shares         Amount
          ----------------------------------------     ------         ------         ------
          Basic earnings per share                    $ 9,449          4,012         $ 2.36
          Dilutive securities                               -            229            .13
                                                      -------          -----         ------
          Diluted earnings per share                  $ 9,449          4,241         $ 2.23
                                                      =======          =====         ======

                                                          Net                     Per Share
          For the Year Ended December 31, 1999         Income         Shares         Amount
          ----------------------------------------    -------         ------         ------
          Basic earnings per share                    $ 6,177          3,978         $ 1.55
          Dilutive securities                               -             83            .03
                                                      -------          -----         ------
          Diluted earnings per share                  $ 6,177          4,061         $ 1.52
                                                      =======          =====         ======

                                                          Net                     Per Share
          For the Year Ended December 31, 1998         Income         Shares         Amount
          ----------------------------------------     ------         ------         ------
          Basic earnings per share                    $10,054          3,801         $ 2.65
          Dilutive securities                               -            179            .12
                                                      -------          -----         ------
          Diluted earnings per share                  $10,054          3,980         $ 2.53
                                                      =======          =====         ======

     Options to purchase 59,171, 232,390, and 578,843 shares of common stock related to 2000, 1999, and 1998, respectively, were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net as of December 31, 2000 and 1999 consist of the following:

                                (In Thousands)

                                                        2000             1999
                                                        ----             ----

              U.S. Government:
               Amounts billed                        $ 3,243           $ 6,021
               Recoverable costs and
               accrued profit on progress
               completed - not billed                  4,384             7,715
              Commercial Customers:
               Amounts billed                          6,685             6,855
               Recoverable costs and
               accrued profit on progress
               completed - not billed                    272             1,562
                                                     -------           -------
                                                      14,584            22,153
               Less allowance for
               doubtful accounts                        (463)           (1,022)
                                                     -------           -------

              Accounts receivable, net               $14,121           $21,131
                                                     =======           =======

     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 2000 and 1999.

4. INVENTORIES

     Inventories as of December 31, 2000 and 1999 consist of the following:

                                (In Thousands)

                                                        2000              1999
                                                        ----              ----

               Work in process                      $ 27,373          $ 31,335
               Finished goods                          3,301             3,365

               Raw materials and supplies              2,286             2,704
                                                    --------          --------
               Total                                  32,802            37,404
               Less progress payments and
               customer deposits                     (16,012)          (20,369)
                                                    --------          --------
                                                    $ 16,790          $ 17,035
                                                    ========          ========


     A substantial portion of the above inventory balances relate to U.S. Government contracts. The Company receives progress payments on the majority of its government contracts. The title to all inventories on which the Company receives these payments is vested in the government to the extent of the progress payment balance.

     The amount of general and administrative costs remaining in inventories at December 31, 2000 and 1999 amounted to $2,287,776 and $2,636,663, respectively, and are associated with government contracts.

     Inventory related to modification and maintenance of aircraft is subject to technological obsolescence and potential decertification due to failure to meet design specifications. The Company actively reserves for obsolete inventory, which amounted to approximately $5,718,000 and $5,011,000 at December 31, 2000 and 1999, respectively. However, future technological changes could render some inventory obsolete. No estimate can be made of a range of amounts of loss that are reasonably possible should current design specifications change.

5.   DEBT

     Debt as of December 31, 2000 and 1999 consists of the following:

                                (In Thousands)

                                                        2000               1999
                                                        ----               ----

              Revolving credit facility              $10,296            $11,779
                                                     =======            =======
              Senior Subordinated Loan;
               interest at 13.5%                     $ 2,460            $ 6,150
              Term Loan A;
               interest at Prime plus 0.50%            2,900                  0
               (10.00% at December 31, 2000)
              Term Loan B;
              Interest at Prime plus   0.75%
                (10.25% at December 31, 2000)          1,925                  0
              Other obligations: interest from
              8.75% to 14.00%, collateralized
              by security interest in certain
              equipment                                  528              1,343
                                                     -------            -------

              Total long-term debt                     7,813              7,493
              Less portion reflected as current        3,674              3,325
                                                     -------            -------
              Long term-debt, net of current
              portion                                $ 4,139            $ 4,168
                                                     =======            =======


     During the first ten months of 2000, the Company maintained a $20.0 million revolving credit facility. Borrowing availability under the facility was tied to percentages of accounts receivable and inventories and, as a result of certain subordination provisions, could not exceed $17.0 million. Interest on the revolving credit facility accrued at prime rate plus 3.5% with provisions for both reductions in the interest rate based on specific operating performance targets and increases related to certain events of default.

     On November 2, 2000, the Company entered into new credit facilities, which were used to pay off and terminate the previous facility. The new facilities consist of a $20.0 million revolving credit facility, two term loans totaling $5.0 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. At the Company's option, subject to meeting certain pre-defined conditions and obtaining the lender's approval, the Company may borrow an additional $1.9 million as a discretionary loan. The new facilities have an initial three-year term, which may be extended for up to two additional one-year periods upon mutual agreement of the parties. The revolving credit facility, the capital equipment acquisition facility and Term Loan A ($2.9 million) bear interest at prime rate plus 0.50% (10.00% at December 31, 2000). The Term Loan B ($2.1 million at origination) and the discretionary loan bear interest at prime rate plus 0.75% (10.25% at December 31, 2000). In connection with the new credit facilities, the Company capitalized $505,000 of loan origination cost that are included in intangible assets in the accompanying 2000 consolidated balance sheet, and are being amortized over the life of the credit facility. In addition, during 2000 the Company wrote off $292,000 of loan costs related to the prior credit facility.

     The Company has the option, prior to December 31, 2001, to convert up to $1.9 million of the revolving credit facility into additional availability under the capital equipment facility, bringing its total up to $5.0 million, or to fold the $3.1 million capital equipment facility into the revolving credit facility, bringing its total up to $23.1 million. Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories. Amounts outstanding under the revolving credit facility totaled $10.3 million at December 31, 2000. Amounts available under the facility at December 31, 2000, based upon the calculation, which defines the borrowing base, totaled $5.4 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2000 and capital assets that are acquired in the future. All of the new facilities have provisions for increases in the interest rate during any period when an event of default exists.

     The amount outstanding under Term Loan A at December 31, 2000 amounted to $2.9 million and will be repaid in 60 installments of $48,333 plus interest commencing on November 30, 2002 with a balloon payment of the remaining balance upon the termination of the credit facility. The amount outstanding under Term Loan B at December 31, 2000 amounted to $1.9 million and is being repaid over 24 installments of $87,500, which commenced on November 30, 2000. Upon the Company borrowing the entire amount of the available capital equipment acquisition facility or on October 31, 2001, whichever occurs first, the Company will commence repayment of the amounts borrowed based on a 5-year amortization schedule with a balloon payment of the remaining balance upon the termination of the credit facility. The discretionary loan, if borrowed, will be repaid commencing the month after it is borrowed based on 24 installments with a balloon payment of the remaining balance upon the termination of the credit facility.

     The Company's Senior Subordinated Debt is being repaid over five equal quarterly installments that commenced on August 31, 2000, with a final payment due on June 30, 2001. (See Note 11.)

     Due to the "Lockbox" provisions of the Company's revolving credit facility with its lender, coupled with a subjective acceleration clause, all of the revolving credit facility has been classified as current per the Emerging Issues Task Force (EITF) Issue No. 95-22, notwithstanding the three-year term of the credit agreement. Management does not believe that the subjective acceleration clause will be invoked.

     Schedule of debt maturing over the next five years at December 31:

                                 (In Thousands)

                        2001                     $3,674
                        2002                      1,360
                        2003                        707
                        2004                        662
                        2005                        591
                     Thereafter                     819
                                                 ------
                                                 $7,813
                                                 ======

     The above loans are collateralized by substantially all of the assets of the Company and have various covenants which limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts. The Company was in compliance with its debt covenants at December 31, 2000.

     Notwithstanding the covenants mentioned above which limit or prohibit the Company from incurring additional indebtedness, the Company does have certain assets that are not covered by these limitations or prohibitions that could possibly be used to secure additional financing.

     In connection with the Company's debt financing in 1988, a detachable stock warrant was issued by the Company to its primary lender at that time to purchase 1,053,938 shares of common stock at an exercise price of $.96 per share. During 1998, the Company redeemed the remaining warrants on the applicable redemption dates by issuing approximately 360,000 shares of common stock.

6. ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS IN PROCESS

     The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

     The allowances for estimated losses on contracts in process as of December 31, 2000 and 1999 amounted to $277,739 and $380,200, respectively, and were related to commitments to fulfill loss contracts at December 31, 2000 and 1999.

     During 2000 and 1999, there were no material changes to the provisions. During 1998, $1,346,005 was recognized through charges to operations.


7. INCOME TAXES

     The benefit for income taxes for the years ended December 31, 2000, 1999, and 1998 is as follows:
                                (In Thousands)

                                   2000           1999           1998
                                   ----           ----           ----

          Current:
            Federal             $    38        $   324        $   212
            State                     0              0            621
                                -------        -------        -------
                                     38            324            833
                                -------        -------        -------

          Deferred:
            Federal              (1,080)        (2,615)        (2,152)
            State                  (720)          (385)          (373)
                                -------        -------        -------
                                 (1,800)        (3,000)        (2,525)
                                -------        -------        -------
                                $(1,762)       $(2,676)       $(1,692)
                                =======        =======        =======

     The differences between the tax benefits at the federal statutory rate and the provision for income taxes for the years ended December 31, 2000, 1999, and 1998 are primarily due to decreases in the deferred tax asset valuation allowance of $3,720,000, $2,490,000, and $5,034,000, respectively.

Deferred tax assets (liabilities) are comprised of the following:

                                (In Thousands)

                                                    2000                1999
                                                    ----                ----

          Prepaid pension costs                  $   (71)           $   (702)
          Machinery, equipment, and
          improvements                              (815)                  0
          Other                                       (5)             (1,165)
                                                 -------            --------
          Gross deferred tax liabilities            (891)             (1,867)
                                                 -------            --------

          Accrued vacation                         1,474               1,784
          Accrued worker's compensation            1,638               1,793
          Inventory reserves                       2,159               2,055
          Contingency reserves                       642               1,975
          Percentage of completion                   657                 657
          Machinery, equipment, and
          improvements                                 0                 366

          Federal and state loss
          carry-forwards                           3,100               3,911
          Other accruals and reserves              1,880               1,962
          Alternative minimum tax credit
          carry-forwards                           1,281               1,224
                                                 -------            --------
          Gross deferred tax assets               12,831              15,727
                                                 -------            --------
          Deferred tax asset valuation
          allowance                               (7,140)            (10,860)
                                                 -------            --------
          Net deferred tax asset                 $ 4,800            $  3,000
                                                 =======            ========

     The Company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the Company's losses during 1997, the Company provided a valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. In 2000, 1999 and 1998, the Company returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. The net deferred tax assets at December 31, 2000 and 1999 reflect the portion of total deferred taxes which management considers that realization through future profitability is more likely than not.

     At December 31, 2000 and 1999, the Company had tax effected federal and state operating loss carry-forwards of approximately $3,099,957 and $3,910,723, respectively. The loss carry-forwards expire at various dates between 2002 and 2014. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance.

     The alternative minimum tax credit carry-forwards of $1,281,445, included in the deferred tax assets at December 31, 2000 do not expire.

8. STOCK OPTION PLANS

     On May 17, 1999, the Company's stockholders approved amendments to the Company's Nonqualified Stock Option Plan (the "Plan"), pursuant to which a maximum aggregate of 1,000,000 shares of common stock have been reserved for grant to key personnel. The plan expires by its terms on September 8, 2008. The Company's Incentive Stock Option and Appreciation Rights Plan expired during 1999 with outstanding options being combined with the Nonqualified Stock Option Plan. Options available to be granted under the plan amounted to approximately 302,000 at December 31, 2000.

     Under the Plan, the option price may not be less than 50% of the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

     Had compensation expense for the Company's stock option plan been determined based on the fair market value of the options at the grant date, the Company's net income and net income per share would have been as reflected in the pro forma amounts indicated below:


(In Thousands Except Per Share Information)

                                             2000       1999        1998
                                             ----       ----        ----

            Net income - as reported       $9,449     $6,177     $10,054

            Net income - pro forma          8,812      6,080       9,501

            Net income per share,
            basic  - as reported             2.36       1.55        2.65


            Net income per share,
            diluted  - as reported           2.23       1.52        2.53


            Net income per share,
            basic  - pro forma               2.21       1.53        2.50


            Net income per share,
            diluted  - pro forma             2.09       1.50        2.39

The following table summarizes the changes in the number of shares under option pursuant to the plan described above at December 31:

                  (In Thousands Except Per Share Information)

                                                  Wtd.                       Wtd.                       Wtd.
                                                  Avg.                       Avg.                       Avg.
                                                  Ex                         Ex                         Ex
                                        2000     Price         1999         Price         1998         Price
                                        ----     -----         ----         -----         ----         -----
     Outstanding beginning of
     year                                454    $ 7.69          599         $5.53          235         $8.76
     Granted                             241     10.00          107          9.83          383          3.53
     Exercised                           (50)     6.15           (1)         2.78           (2)         2.37
     Forfeited                           (16)     18.5         (251)         3.43          (17)         2.45
                                        ----                   ----                       ----
     Outstanding end of year             629      8.42          454          7.69          599          5.53
                                        ====                   ====                       ====

     Exercisable end of year             434                    393                        343
     Estimated weighted
     average fair value of
     options granted                   $7.09                  $5.27                      $2.33

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0% for each year; expected volatility of 96%, 98% and 96%; risk-free interest rate of 4.74% to 6.61%; and expected life of 4.3, 4.5, and
     3.43 years for each year respectively. Of the 1999 options granted, 58,000 vest 25% each year, the remaining 49,000 vest immediately. 250,000 of the 1998 options granted expired during 1999 as certain performance criteria were not met, the remaining 133,000 vested immediately. During 2000, the Company granted 241,000 options. 85,000 of these options vested immediately with the remaining options vesting over periods from 2 to 4 years.

The following table summarizes information about stock options outstanding at December 31, 2000:

(In Thousands, Except Per Share Amounts)

                                Number of       Weighted      Weighted
                                Outstanding     Average       Average
           Range of Exercise    Options         Remaining     Exercise
           Prices               12/31/00        Life          Price
           ------               --------        ----          -----

           $2.25 - $3.38                 17          3.94       $ 2.55

             3.39 - 5.06             176          5.83          4.11
             5.07 - 7.59              42          4.28          6.21
             7.60 - 13.24            348          9.18          9.92
             18.50                    46          3.13         18.50
                                   -----
                                     629          7.69          8.42
                                   =====

(In Thousands, Except Per Share Amounts)

                                              Number of       Weighted
                                              Exercisable     Average
                     Range of Exercise        Options at      Exercise
                     Prices                   12/31/00        Price
                     ------                   --------        -----


                     $2.25 - $ 3.38                    17       $ 2.55
                      3.39 -   5.06                   176         4.11
                      5.07 -   7.59                    42         6.21
                      7.60 -  13.24                   153         9.92
                      18.50                            46        18.50
                                                    -----
                                                      434         8.09
                                                    =====

9.  EMPLOYEE BENEFIT PLANS

     Pension - The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. No contributions were made in 2000, 1999 or 1998. Plan assets consist primarily of stocks, bonds, and cash equivalents.

     Effective for fiscal 1998 based on prior negotiations with the union, the Company's Pension Plan was amended to reflect a benefit increase of $1.00 per employee and a service year increase of 30 to 35 years.

     Changes during the year in the benefit obligation and in the fair value of Pension Plan assets were as follows (in thousands):

                                                            2000           1999
                                                            ----           ----

          Benefit Obligation at beginning of year       $ 94,738       $102,678
          Service cost                                     1,408          1,341
          Interest cost                                    7,729          6,974

         Plan amendments                                  4,964          1,209
         Benefits paid                                   (9,184)        (8,935)
         Actuarial (gain) loss                              501         (8,529)
                                                       --------       --------
         Benefit Obligation at end of year             $100,156       $ 94,738
                                                       --------       --------


         Plan Assets: Fair value
         Balance at beginning of year                   110,338        100,781
         Return on plan assets                            2,245         18,492
         Benefits paid                                   (9,184)        (8,935)
                                                        -------        -------
         Fair value at end of year                      103,399        110,338
                                                        -------        -------


         Funded status                                    3,243         15,600
         Unrecognized prior service cost                  7,597          4,406
         Unrecognized net (gain) loss                   (10,651)       (18,226)
                                                        -------        -------
         Prepaid pension costs                              189          1,780
                                                        -------        -------

Components of the plans' net pension cost were as follows (in thousands):

                                                           2000            1999              1998
                                                           ----            ----              ----
         Service cost                                   $ 1,408         $ 1,341           $ 1,324
         Interest cost                                    7,729           6,974             6,875
         Expected return on plan assets                  (8,663)         (8,053)           (7,819)
         Recognized net gain                                  0             198               142
         Net amortization                                 1,117             687               657
                                                        -------         -------           -------
         Net pension cost                               $ 1,591         $ 1,147           $ 1,179
                                                        =======         =======           =======

The weighted average rates assumed in the actuarial calculations for the pension plan was:

                                                           2000           1999             1998
                                                           ----           ----             ----
         Discount                                          8.00%          8.00%            7.00%
         Annual Salary Increase                            5.00           5.00             5.00
         Long-term return on plan assets                   9.50           9.50             9.50

     Postretirement Benefits - The Company accrues the estimated cost of retiree benefit payments, other than pensions, during employees' active service period. The Company provides health care benefits to both salaried and hourly retired employees at its Birmingham and Dothan, Alabama facilities. The retirees' spouse and eligible dependents are also entitled to coverage under this defined benefit plan, as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

     The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and yearly and lifetime maximums. Currently, the plan is un-funded.

Changes during the year in the benefit obligation and in the fair value of plan assets were as follows (in thousands):

                                                          2000            1999
                                                          ----            ----
       Benefit Obligation:
       Balance at beginning of year                      $ 612           $ 775
       Service cost                                         37              36
       Interest cost                                        46              44
       Benefits paid                                      (107)           (102)
       Actuarial (gain) loss                                37            (141)
                                                         -----           -----
       Balance end of year                               $ 625           $ 612
                                                         =====           =====

The accrued postretirement costs recognized included in accrued liabilities - other in the accompanying Consolidated Balance Sheets were as follows: (In Thousands)

                                                         2000           1999
                                                         ----           ----

       Funded status                                    $(625)         $(612)
       Unrecognized transition obligation                 232            264
       Unrecognized net gain                              (35)           (77)
                                                        -----          -----
       Accrued liability                                $(428)         $(425)
                                                        =====          =====

Components of the plans' net cost were as follows:

                                                  (In Thousands)

                                                     2000      1999      1998
                                                    -----     -----     -----

            Service cost                            $  37     $  36     $  45
            Interest cost                              46        44        51
            Net amortization                           32        32        32
            Recognized actuarial gain                  (5)       (3)        0
                                                    -----     -----     -----
            Net postretirement cost                 $ 110     $ 109     $ 128
                                                    =====     =====     =====


       An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 5.75% for 2000, decreasing gradually to 5% through the year 2004, and remaining at that level thereafter. The weighted average discount rate assumed in the actuarial calculation for the postretirement benefit plan was 7.50%, 8.00%, and 7.00% for the years ended December 31, 2000, 1999 and 1998, respectively.

       Assumed health care cost trend rates have significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                  1 - Percentage Point                    1 - Percentage Point
                                                        Increase                                Decrease
                                           -----------------------------------    -------------------------------------

                                            12/31/00     12/31/99     12/31/98     12/31/00      12/31/99      12/31/98
                                           ---------    ---------    ---------    ---------     ---------     ---------
Effect on total of service and
interest cost components                     $  19        $  14        $  20       $  (16)       $  (15)       $  (17)
Effect on postretirement benefit
obligation                                     108          115          135          (96)         (105)         (118)

       Self-Insurance - The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred.

       The Company maintains a self-insured health and dental plans for the Birmingham and Dothan divisions of its Pemco Aeroplex subsidiary. The Company has reserves established in the amounts of $2,487,924 and $1,919,643 for reported and incurred but not reported claims at December 31, 2000 and 1999, respectively. Additionally, the Company has deposits with the Administrator of the plan in the amount of $800,000, which is included in deposits and other on its balance sheets at December 31, 2000 and 1999.

       The Company also maintains a self-insured workers' compensation program with a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 2000 and 1999, is $210,000 and $415,000,
       respectively, that has been placed on deposit with the state of Alabama in connection with the Company's self-insured workers' compensation plan. The Company has reserves of $4,317,479 and $4,538,246 for reported and incurred but not reported claims at December 31, 2000 and 1999, respectively.

       Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

       Defined Contribution Plan - The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and Company matching contributions are discretionary. The Company made no matching contributions during 2000, 1999, or 1998. Employees are always 100 percent vested in their contributions.

10.  COMMITMENTS AND CONTINGENCIES

       Operating Leases - The Company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from 15 months to nineteen years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various leasing arrangements.

       Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000 are as follows:

                                     (In Thousands)
                                                     Vehicles
                                                       And
                     Year Ending       Facilities   Equipment     Total
                                       ----------   ---------     -----
                     2001                $1,286       $  756      $2,042
                     2002                 1,200          731       1,931
                     2003                 1,027          580       1,607
                     2004                   659           52         711
                     2005                   500            4         504
                     Thereafter           2,500            0       2,500
                                         ------       ------      ------
                     Total minimum
                     future rental
                     commitments         $7,172       $2,123      $9,295
                                         ======       ======      ======

Total rent expense charged to operations for the years ended December 31, 2000, 1999, and 1998 amounted to $3,524,368, $2,223,999, and $2,106,537, respectively.
Contingent rental amounts based on a percentage of sales included in rent expense amounted to $1,287,692, $572,942, and $477,264 for the years ended December 31, 2000, 1999, and 1998, respectively.

United States Government Contracts - The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. Government's audits, reviews, and investigations would not have a materially adverse effect on the Company's consolidated results of operations, financial position, or cash flows.

KC-135 Contract - In August 1994, the U.S. Air Force awarded the Company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. In September 2000, the KC-135 program began its sixth, and final, option year. The total value of the contract over the seven-year period, if fully funded, is estimated at over $500 million. The Company is currently in negotiations and discussions with the U.S. Air Force and other parties on its retention as an active source of repair on KC-135 aircraft.

Concentration of Credit Risk

A small number of the Company's contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 75%, 63%, and 55% of the Company's revenues in 2000, 1999, and 1998, respectively. The KC-135 contract in and of itself comprised 60%, 48%, and 39% of the Company's total revenues in 2000, 1999, and 1998, respectively. The KC-135 contract is currently in its sixth and final option year. During 1999, the Company had a contract with a commercial airline that comprised 12% of total revenues. There were no significant contracts in excess of 10% of revenues with other customers during 2000 or 1998. Termination or a disruption of any of these contracts, or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm the Company's business and impair the value of its common stock.

Litigation

On May 27, 1997, the United States Attorney filed a three count civil complaint alleging a violation of the Civil False Claims Act, contract claims based on theories of mistake of fact, and unjust enrichment. The alleged violations pertain to C-130 Wings which were purchased by the Company from the Government as scrap, of which some were subsequently refurbished and sold. On September 3, 1997 the Company's motions to dismiss the case were granted. On October 31, 1997 the United States filed an appeal to the Eleventh Circuit Court, which affirmed the lower court's dismissal of the case. Although the government did not seek a rehearing, in July 1999 the Eleventh Circuit Court ordered en banc reconsideration. In November of 1999 the Eleventh Circuit reversed and reinstated part of the case. On February 7, 2001 the case was settled between the parties, with no recognition of liability.

On October 13, 1998, the Company filed a complaint in the U.S. District Court, Northern District of Alabama seeking to compel the United States Air Force to reopen for competition a KC-135 PDM contract awarded to the McDonnell Douglas subsidiary of Boeing and to enforce the General Accounting Office ("GAO") decision in favor of the Company which stated that the manner in which the contract was put up for bids violated the Competition in Contracting Act by unduly restricting competition. On October 5, 1999, the Court issued a summary judgment in favor of McDonnell Douglas. During 2000 the Company determined that pursuing the complaint further was not necessarily in its best interests. Accordingly, in the interest of promoting a better relationship with one of its primary customers, the Company filed a motion for dismissal with the court to end this litigation. The motion was granted on July 7, 2000.

The Company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Following several settlements, the only remaining claim is for indemnity on one aircraft operated by Tower Air. Management believes that the result of this lawsuit will not have a material impact on the business of the Company.

On May 1, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the Company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 do not require National Union Fire Insurance Company to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX/Airlog and others. The complaint filed in the U.S. District Court of the Northern District of California, also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998, Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. As of the date of this report, National Union Fire Insurance Company has not moved to lift the stay.

In November 1997, the Maritime and Commercial Court in Copenhagen, Denmark granted the request of a supplier to place the Company's Danish subsidiary, Pemco World Air Services A/S, in bankruptcy. Trustees were appointed to operate the Danish subsidiary's facility. On September 30, 1998, the Company received notice from the bankruptcy estate that the trustees would assert a claim in the amount of approximately $2 million against the Company for the alleged negative equity of the Danish subsidiary. The Company was subsequently informed that creditors against the bankruptcy estate filed additional claims and that the aggregate amount of claims filed against the bankruptcy estate exceeded $15 million.

On October 9, 1998, the Company was served with a complaint filed by Sterling Airways A/S in bankruptcy ("Sterling") in the District Court for the City and County of Denver, Colorado that alleged breach of contract. The complaint alleged that the Company expressly guaranteed certain payments for parts and materials supplied by Sterling to the Danish subsidiary. The complaint sought damages of approximately $1.4 million plus costs and interest.

On March 28, 2000, the Company entered into a settlement agreement with Sterling and the Danish subsidiary's bankruptcy trustees pursuant to which the Company paid a total of $3.5 million in three installments in settlement of the Sterling litigation and all claims the trustees had against the Company under the undertakings. Of the $3.5 million settlement amount, $2.25 million was placed in an escrow account that could only be released to the trustees upon their satisfaction of certain conditions. These conditions included, among other things, that the trustees were required to obtain releases from all of the Danish subsidiary's unsecured creditors that asserted claims in excess of $100,000 on or before October 5, 2000.

On October 4, 2000 the Company received notice from the bankruptcy trustees that they had received releases from all of the Danish subsidiary's unsecured creditors that were asserting claims in excess of $100,000 and that the trustees had no knowledge of written claims, or demands for payment, or threats of litigation against the Company from the remaining unsecured creditors. Based upon this notification, on October 19, 2000, the Company released the $2.25 million held in the escrow account. The Company will vigorously defend any claim brought by creditors of the Danish subsidiary, whose claims were under $100,000, and who were not required to affirmatively release the Company prior to release of the escrowed funds.

In September 1999, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by Sun Country Airlines in the Superior Court of the State of California for the County of San Bernardino, alleging various claims including breach of contract and negligence relating to maintenance services performed by the Company's subsidiary on one of Sun Country's aircraft. The complaint seeks damages in excess of $800,000. Based on information currently available, the Company believes the plaintiff's claims have no factual basis and the Company will vigorously defend this case.

On December 9, 1999 the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama determined that the group would not be certified as a class. The plaintiffs have withdrawn their request for class certification and the EEOC has entered the case purporting a parallel class action. The Company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

The purported class action, brought against the Company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. 28 individuals shortly thereafter filed a new action, which has since been joined by approximately 90 other individuals. The Company filed for summary judgment on all claims on February 20, 2000. Two individual cases are to be tried prior to certification of any issues for appeal. The Company continues to believe the plaintiffs' claims have no factual basis and will vigorously defend the case.

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

The Company has evaluated the cases listed above, and based upon discussions with legal counsel responsible for the matters, the Company believes that settlements of all of the above cases will result in losses and legal expenses of approximately $1.7 million, which amount has been accrued at December 31, 2000.

Environmental Compliance - In December 1998, the Company executed a Consent Agreement and Consent Order ("CACO") with the Environmental Protection Agency ("EPA"). The terms of the CACO require the Company to remit a $95,000 penalty and perform certain environmental remediation activities. The Company has recorded an accrual for the above penalties and certain other related charges.

       On October 5, 1998, the Company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding such alleged violations of Toxic Substance Control Act ("TSCA") and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint. Under the CACO, the Company agreed to pay a penalty of $91,800 over a three-year period.

11.  RELATED PARTY TRANSACTIONS

       The Company had accruals of approximately $0.9 million and $1.4 million at December 31, 2000 and 1999, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major shareholder. In accordance with the agreement, the accrued amounts will be paid over a 36-month period that began January 2000.

       During 1999, an Investment Fund controlled by one of the Directors of the Company, who is also a significant company shareholder, purchased the Company's Senior Subordinated Loan from a financial institution. The terms of the loan remain consistent with the original agreement. (See
       Note 5.)

12.  CAPITAL LEASES

       The Company conducts part of its operations with leased machinery that includes data processing equipment and production machinery. Remaining lease terms range from one to five years.

     The following is an analysis of the leased property under capital leases by major classes:

                                         (In Thousands)

            Class of Property                            2000        1999
                                                        -----       -----
            Data Processing                             $ 175       $ 143
            Production Equipment                          666         867
            Less: Accumulated amortization                (97)       (300)
                                                        -----       -----
                                                        $ 744       $ 710
                                                        =====       =====

The following is a schedule by years of the net present value of net minimum lease payments for capital leases as of December 31, 2000:

     (In Thousands)

              Year Ending

              2001                                                $208
              2002                                                 185
              2003                                                 139
              2004                                                  77
              2005                                                  11
              Thereafter                                             0
                                                                  ----
              Total minimum future lease payments                  620
              Less: Amount representing interest                   (92)
                                                                  ----
              Present value of minimum lease payments             $528
                                                                  ====


13.  LABOR CONTRACTS

          On December 19, 1999, the membership of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) voted to ratify a new five year contract with the Company's Pemco Aeroplex, Inc. subsidiary. The contract began February 1, 2000 and extends through March 21, 2005. The new contract represents an increase in term over the three year term of the previous contract. The new agreement calls for cost of living and wage increases of $0.40 per hour over the life of the contract, and increases in Pension, Life Insurance and Accidental Death and Dismemberment benefits.

          On August 19, 2000, the membership of the International Association of Machinists and Aerospace Workers (IAM) voted to ratify a new five-year contract with the Company's Pemco Aeroplex subsidiary. The contract began August 19, 2000 and extends through August 9, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The new agreement calls for wage increases of 17% over the life of the contract and increases in Pension benefits.

          On June 13, 2000 the employees of the Company's Pemco Engineers division voted to organize as members of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW). As of the date of this report, an agreement has been negotiated, but a contract has not been signed.

14.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          As of December 31, 2000 and 1999, the carrying amounts of the Company's financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates.

15.  FOURTH QUARTER ADJUSTMENTS

          In the fourth quarter of 2000, the Company recorded a benefit of $0.9 million to reduce its valuation allowance for deferred taxes as this amount of net deferred tax assets reflects the portion of total deferred taxes which management considers that realizability through future profitability is more likely than not. In addition, the Company took a one-time charge during the fourth quarter of fiscal 2000 of $0.7 million relating to leasehold improvements at its Clearwater, Florida facility.

          In the fourth quarter of 1999, the Company recorded a benefit of $3.0 million to reduce its valuation allowance for deferred taxes as this amount of net deferred tax assets reflects the portion of total deferred taxes which management considers that realizability through future profitability is more likely than not. In addition, the Company took several large one-time charges during the fourth quarter of fiscal 1999 including: $1.6 million relating to the former CEO/President's employment agreement, $2.7 million for various potential litigation settlements, and $0.4 million related to relocating the Company headquarters from Denver, Colorado to Birmingham, Alabama.

          Also during the fourth quarter of 1999, the Company recognized the following provisions: $1.3 million for inventory and accounts receivable reserves relating to scaling back the Company's Pemco Nacelle operations, and $1.1 million to reserve older commercial inventory at the Birmingham facility and recorded charges amounting to $1.6 million against income to reflect disputes with several customers over the payment of invoices. The net impact of the above adjustments was to reduce net income in the fourth quarter of 1999 by $5.7 million.

          In the Fourth Quarter of 1998, the Company recorded a benefit of approximately $1.7 million to reduce its valuation allowance for deferred taxes due to profitability of the Company. Also during the fourth quarter of 1998, the Company evaluated the profitability of contracts-in-process and recorded an additional charge of approximately $0.9 million. The net impact of the two 1998 fourth quarter adjustments was to increase net income in the fourth quarter of 1998 by approximately $0.8 million.

16.  CLAIMS

          The Company as a Government Contractor, utilizes the U.S. Government's Request For Equitable Adjustment (REA) process as provided by the Federal Acquisition Regulation when it seeks to recover costs from the Government due to Government caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. The Company recognizes revenue on these claims if: (1) there is a legal basis for the claim, (2) the additional costs are caused by circumstances that were unforeseen at the contract date, (3) the costs associated with the claim are identifiable or otherwise determinable in view of the work performed, and (4) the evidence supporting the claim is objective and verifiable. The amount of revenue recognized is management's best estimate of the amount it will be able to realize based upon the claim. During the third quarter of 2000, the Company recognized $1.0 million of revenue associated with claims pertaining to one of its contracts with the U.S. Government.

17.  SALE OF DIVISION

          During 1998, the Company sold the net assets of its Hayes Targets division in Leeds, Alabama. The sale, which was closed on January 29, 1998, yielded net proceeds of approximately $4,790,000 and resulted in a gain of $3,120,000. Net sales and operating loss contributed by the Hayes operation for the year ended December 31, 1998 were approximately as follows: Net Sales $27,000, Operating Loss $486,000.

18.  SEGMENT INFORMATION

          The Company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for the government and military customers. The Commercial Services Group, located primarily in Dothan, Alabama provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launching vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. For reporting purposes, segments other than government, commercial and manufacturing and overhead are combined as an "Other" segment. During 1998 and part of 1999, these additional segments performed support services for the three main business segments. During 1999, these other segments were consolidated into the three reportable segments.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The Company does not allocate income taxes, interest income and interest expense to segments. The amount of intercompany profit is not material.

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial and Manufacturing and Overhaul segments may generate sales to governmental entities and the Government segment may generate sales to commercial entities. Sales to Governmental entities in fiscal 2000, 1999, and 1998 were $113.9 million, $106.2 million, and $78.4 million, respectively.

  The following table presents information about 2000 segment profit or loss:

                                (In Thousands)


                                                                            Manufacturing
                                             Government     Commercial        & Overhaul         Other   Consolidated
                                             ----------     ----------        ----------         -----   ------------

Revenues from external
 domestic customers                            $103,360        $38,202           $16,681            $0       $158,243
Revenues from external
 foreign customers                                    0          1,795             1,626             0          3,421
Inter-segment revenues                              752              0                96             0            848
                                               --------        -------           -------            --       --------
Total segment revenues                         $104,112        $39,997           $18,403            $0       $162,512
Elimination                                        (752)             0               (96)            0           (848)
                                               --------        -------           -------            --       --------
Total Revenue                                  $103,360        $39,997           $18,307            $0       $161,664
                                                                                                             ========

Gross profit Segment operating                   25,879          2,399             2,508             0         30,786
income (loss)                                    16,722         (3,321)           (2,781)            0         10,620
Interest expense                                                                                                2,816

Other                                                                                                             117
Benefit for income taxes                                                                                       (1,762)
                                                                                                             --------
Net income                                                                                                   $  9,449
                                                                                                             ========

Assets                                         $ 36,533        $12,872           $ 9,818            $0       $ 59,223
Depreciation/amortization                         2,399            497               431             0          3,327
Capital Additions                                 7,589          2,700               434             0         10,723

The following table presents information about 1999 segment profit or loss:

                                                    (In Thousands)

                                                                Manufacturing
                                  Government     Commercial       & Overhaul         Other       Consolidated
                                  ----------     ----------     -------------        -----       ------------


Revenues from external
 domestic customers                   $88,990        $46,250           $23,782        $   287        $159,309
Revenues from external
 foreign customers                          0          9,964                 0              0           9,964
Inter-segment revenues                     73              0               843              0             916
                                      -------        -------           -------        -------        --------

Total segment revenues                $89,063        $56,214           $24,625        $   287        $170,189
Elimination                               (73)             0              (843)             0            (916)
                                      -------        -------           -------        -------        --------
Total Revenue                         $88,990        $56,214           $23,782        $   287        $169,273
                                                                                                     ========

Gross profit                           22,713          8,374             2,606           (943)         32,750
Segment operating
Income (loss)                          12,168           (218)           (3,319)        (1,039)          7,592
Interest expense                                                                                        3,266

Other                                                                                                     825
Benefit for income taxes                                                                                2,676
                                                                                                     --------
Net income                                                                                           $  6,177
                                                                                                     ========


Assets                                $31,273        $12,767           $13,059        $   304        $ 57,403
Depreciation/amortization               1,590            398               375            274           2,637
Capital Additions                       1,984            503               562              0           3,049

The following table presents information about 1998 segment profit or loss:

                                                    (In Thousands)

                                                                       Manufacturing
                                         Government     Commercial       & Overhaul         Other       Consolidated
                                         ----------     ----------     -------------        ----        ------------
Revenues from external
 domestic customers                          $63,450        $41,074          $21,008        $1,312        $126,844
Revenues from external
foreign customers                                  0         12,351            2,575             0          14,926
Inter-segment revenues                           147              0              168            11             326
                                             -------        -------          -------        ------        --------
Total segment revenues                        63,597         53,425           23,751         1,323         142,096
Elimination                                     (147)             0             (168)          (11)           (326)
                                             -------        -------          -------        ------        --------
Total Revenue                                $63,450        $53,425          $23,583        $1,312        $141,770
                                                                                                          ========

Gross profit                                  10,758          9,157            5,397           121          25,433
Segment operating income                       2,994          3,955            2,334            48           9,331
Interest expense                                                                                             3,368

Other                                                                                                        2,399
Benefit for income taxes                                                                                     1,692
                                                                                                          --------
Net income                                                                                                $ 10,054
                                                                                                          ========

Assets                                       $31,096        $10,689          $ 6,141        $1,543        $ 49,469
Depreciation/amortization                      1,401            545              450             0           2,396
Capital Additions                                454             68              224             0             746

                           SUPPLEMENTARY INFORMATION

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To Pemco Aviation Group, Inc. and Subsidiaries:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 2, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the accompanying index, included in item 8 of the 10-K document, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Birmingham, Alabama                                 ARTHUR ANDERSEN LLP
March 2, 2001

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            for the periods ended December 31, 2000, 1999 and 1998
                                (in Thousands)

                                     Balance at      Additions         Additions                        Balance at
Description                          Beginning       Charged to       Charged to                          End of
-----------                          Of Period        Expense           Assets          Deductions        Period
                                     ---------        -------           ------          ----------        ------


2000
Allowance for doubtful
 accounts                            $ 1,022         $   116                             $(675)          $   463
Reserve for contract
Commitments, losses                      380               0                              (102)              278
Reserve for obsolete
inventory                              5,011             707                                 0             5,718



1999
Allowance for doubtful
 accounts                            $   664         $ 1,268                           $  (910)          $ 1,022
Reserve for contract
Commitments, losses                    1,174              16                              (810)              380
Reserve for obsolete
inventory                              2,496           3,038                              (523)            5,011


1998
Allowance for doubtful               $ 1,180         $   294                           $  (810)          $   664
 accounts
Reserve for contract                     668           1,657                            (1,151)            1,174
Commitments, losses
Reserve for obsolete                   2,975               0                              (479)            2,496
inventory

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Company.

      Information regarding the directors and executive officers of the Company is incorporated by reference from the "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" sections of the Company's definitive 2001 Proxy Statement.

Item 11. Executive Compensation.

      Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE COMPENSATION" section of the Company's definitive 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section of the Company's definitive 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS WITH MANAGEMENT AND OTHERS" section of the Company's definitive 2001 Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      Financial Statement Schedules. The Financial Statement Schedules listed
      -----------------------------
below appear in Part II, Item 8 hereof.

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

     b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2000.

     c. Exhibits. The exhibits listed on the EXHIBIT INDEX on the following page of this Form 10-K are either filed herewith or incorporated herein by reference, as noted on the EXHIBIT INDEX.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEMCO AVIATION GROUP, INC.

Dated:   03/26/01                       By:/s/ Ronald A. Aramini
                                           ---------------------
                                   Ronald A. Aramini, President
                                   (Principal Executive Officer)

Dated:   03/26/01                        By:/s/ John R. Lee
                                            ---------------
                                   John R. Lee, Sr. Vice President and
                                   Chief Financial Officer
                                   (Principal Finance & Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                               Capacity                                             Date
---------                               --------                                             ----

/s/ Michael E. Tennenbaum               Chairman, Director                                   03/26/01
-------------------------                                                                    --------
Michael E. Tennenbaum


/s/ H.T. Bowling                        Vice Chairman, Director                              03/26/01
----------------                                                                             --------
H.T. Bowling

/s/ Ronald A. Aramini                   President, Chief Executive Officer,                  03/26/01
---------------------                   Director, (Principal Executive Officer)              --------
Ronald A. Aramini


/s/ Matthew L. Gold                     Director                                             03/26/01
-------------------                                                                          --------
Matthew L. Gold

/s/ Mark K. Holdsworth                  Director                                             03/26/01
----------------------                                                                       --------
Mark K. Holdsworth

/s/ Thomas C. Richards                  Director                                             03/26/01
----------------------                                                                       --------
Thomas C. Richards

                                    EXHIBIT INDEX

Exhibit
Number                            Description                                                                    Reference
------                            -----------                                                                    ---------
    3.1       Certificate of Incorporation of Pemco Aviation Group, Inc....................................         (5)

    3.2       Bylaws of Pemco Aviation Group, Inc..........................................................         (5)

    4.1       Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc.
              which define the rights of Securities Holders................................................         (5)

   10.1       Amended Executive Employment Agreement between the Company and Matthew L. Gold effective
              June 1, 1993, as amended March 11, 1994......................................................         (1)

   10.2       Second Amended and Restated Credit Agreement between the Company and Bank of America
              National Trust and Savings Association entered into as of December 31, 1997..................         (2)

   10.3       Second Amended and Restated senior Subordinated Loan Agreement between the Company and Bank
              of America National Trust and Savings Association entered into as of December 31, 1997.......         (2)

   10.4       May 17, 1999 Amendment to the Nonqualified Stock Option Plan.................................          *

   10.5       First Amendment to Second Amended and Restated Senior Subordinated Loan Agreement between the
              Company and Bank of America National Trust and Savings Association entered into as of August
              8, 1997  ....................................................................................         (3)

   10.6       Account Receivable Management and Security Agreement between the Company and BNY of the
              Americas entered into as of August 8, 1997...................................................         (5)

   10.7       Amendment to Executive Employment Agreement between the Company and Matthew L. Gold
              effective September 7, 1999..................................................................         (4)

   10.8       Executive Employment Agreement between the Company and Ronald A. Aramini effective January 1,
              2000.........................................................................................         (4)

   10.9       Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc and Pemco
              Aviation Group, Inc..........................................................................         (5)

  10.10       Credit and Security Agreement dated November 2, 2000 between Pemco Aviation Group, Inc. and
              Wells Fargo Business Credit, Inc.............................................................         (6)

  10.11       Subordination Agreement dated November 1, 2000 by and among WELLS FARGO
              BUSINESS CREDIT, INC., BANK OF NEW YORK, as Securities Agent, SPECIAL
              VALUE BOND FUND, LLC, and PEMCO AVIATION GROUP, INC..........................               (6)


     21       Subsidiaries of the Company..................................................                *


     23       Consent of Arthur Andersen LLP...............................................                *


-------------------

*    Filed Herewith

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997, and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.