Form 10-Q
period 2001-03-31
PEMCO AVIATION GROUP INC
filed 2001-05-08
CIK 771729

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001, or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period From ________ To _________.

                        Commission file Number: 0-13829

                          PEMCO AVIATION GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                         84-0985295
    (State of other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

        1943 North 50/th/ Street Birmingham, Alabama             35212
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

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.


               Class                                 Outstanding at May 7, 2001
               -----                                 --------------------------
Common Stock, $.0001 par value                                4,027,815

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In Thousands)

                                                             March 31,            December 31,
                                                               2001                   2000
                                                            (Unaudited)
                                                         ----------------      -----------------
     Current assets:
      Cash                                                       $  1,682               $  1,441
      Accounts receivable, net                                     15,167                 14,121
      Inventories, net                                             19,674                 16,790
      Deferred income taxes                                         3,842                  4,800
      Prepaid expenses and other                                    1,745                  1,755
                                                                 --------               --------
        Total current assets                                       42,110                 38,907
                                                                 --------               --------

     Machinery, equipment, and improvements at cost:
      Machinery and equipment                                      25,867                 25,259
      Leasehold improvements                                       18,763                 17,110
                                                                 --------               --------
                                                                   44,630                 42,369
      Less accumulated depreciation and
      amortization                                                (24,060)               (23,134)
                                                                 --------               --------
        Net machinery, equipment, and
        improvements                                               20,570                 19,235
                                                                 --------               --------

     Other non-current assets:
      Prepaid pension costs                                             0                    189
      Deposits and other                                            1,196                  1,149
      Intangible assets, net                                          496                    543
                                                                 --------               --------
                                                                    1,692                  1,881
                                                                 --------               --------
      Total assets                                               $ 64,372               $ 60,023
                                                                 ========               ========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands, except common share information)

                                                             March 31,              December 31,
                                                               2001                   2000
                                                            (Unaudited)
                                                        -----------------      -----------------
     Current liabilities:
      Revolving credit facility                                   $11,260                $10,296
      Current portion of long term debt                             2,505                  3,674
      Accounts payable                                              3,957                  2,482
      Accrued liabilities - payroll related                        12,455                 12,138
      Accrued liabilities - other                                  15,258                 14,726
                                                                  -------                -------

        Total current liabilities                                  45,435                 43,316
                                                                  -------                -------

     Long-term debt                                                 4,563                  4,139
     Other long-term liabilities                                    2,640                  2,641
                                                                  -------                -------
        Total liabilities                                          52,638                 50,096
                                                                  -------                -------


     Stockholders' equity:
      Common stock, $.0001 par value,
      12,000,000 shares authorized, 4,027,815
      issued and outstanding at March 31, 2001
      and December 31, 2000                                             1                      1
      Additional paid-in capital                                    5,109                  5,109
      Retained earnings                                             6,624                  4,817
                                                                  -------                -------

      Total stockholders' equity                                   11,734                  9,927
                                                                  -------                -------

      Total liabilities and stockholders' equity                  $64,372                $60,023
                                                                  =======                =======

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In Thousands, Except Net Income per Common Share Information)


                                                                    Three               Three
                                                                   Months              Months
                                                                    Ended               Ended
                                                                  March 31,           March 31,
                                                                    2001                2000
                                                                -------------       -------------
   Net sales                                                         $43,555             $40,523
   Cost of sales                                                      34,591              31,788
                                                                     -------             -------
     Gross profit                                                      8,964               8,735

   Selling, general, and  administrative expenses                      5,373               4,251
                                                                     -------             -------
     Income from operations                                            3,591               4,484

   Other expense:
    Interest                                                             538                 407
    Other, net                                                            38                  72
                                                                     -------             -------
     Income before income taxes                                        3,015               4,005
   Provision for income taxes                                          1,209                 290
                                                                     -------             -------

     Net income                                                      $ 1,806             $ 3,715
                                                                     =======             =======

   Net income per common share:
     Basic                                                           $  0.45             $  0.93
     Diluted                                                         $  0.43             $  0.90

   Weighted average common shares outstanding:
     Basic                                                             4,028               3,979
     Diluted                                                           4,204               4,127

             The accompanying notes are an integral part of these
                           consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                    Three               Three
                                                                   Months              Months
                                                                    Ended               Ended
                                                                  March 31,           March 31,
                                                                     2001                2000
                                                               -------------       -------------
       Cash flows from operating activities:
       Net income                                                    $ 1,806             $ 3,715
                                                                     -------             -------

       Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                                     926                 669
       Provision for deferred income taxes                               958                   0
       Pension cost in excess of funding                                 475                 304
       Intangible asset amortization                                      47                  65
       Changes in assets and liabilities:
       Accounts receivable, trade                                     (1,046)              1,976
       Inventories                                                    (2,884)             (6,857)
       Prepaid expenses and other                                         10                (238)
       Deposits and other                                                (47)                (39)
       Accounts payable and accrued liabilities                        2,038                 575
                                                                     -------             -------
        Total adjustments                                                477              (3,545)
                                                                     -------             -------
       Net cash provided by operating activities                       2,283                 170
                                                                     -------             -------

       Cash flows from investing activities:
       Capital expenditures                                           (2,261)             (1,525)
                                                                     -------             -------
        Net cash used in investing activities                         (2,261)             (1,525)
                                                                     -------             -------

       Cash flows from financing activities:
       Proceeds from exercise of stock options                             0                 221
       Net borrowings under revolving credit facility                    952                 607
       Borrowings under long-term debt                                   788                   0
       Principal payments under subordinated debt                     (1,230)                  0
       Principal payments under long-term debt                          (291)                  0
                                                                     -------             -------
       Net cash provided by financing activities                         219                 828
                                                                     -------             -------

       Net increase (decrease) in cash and cash
       equivalents                                                       241                (527)
       Cash and cash equivalents, beginning of period                  1,441                 527
                                                                     -------             -------
       Cash and cash equivalents, end of period                      $ 1,682             $     0
                                                                     =======             =======

       Supplemental disclosure of cash flow information:
       Cash paid during the year for:
         Interest                                                    $   531             $   407
         Income taxes                                                $     0             $   290

                  The accompanying notes are an integral part
                       of these consolidated statements

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of and for the Quarters Ended
                            March 31, 2001 and 2000


1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements have been prepared by Pemco Aviation Group, Inc. (the "company") following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's 2000 Annual Report on Form 10-K.

2. INVENTORIES

     Inventories as of March 31, 2001 and December 31, 2000 consist of the following:

                                (In Thousands)

                                                       March 31,
                                                         2001              December, 31
                                                       (Unaudited)             2000
                                                        ---------              ----
               Work in process                          $ 23,675              $ 27,373
               Finished goods                              3,045                 3,143
               Raw materials and supplies                  3,351                 2,286
                                                        --------              --------
               Total                                      30,071                32,802
               Less progress payments and
               customer deposits                         (10,397)              (16,012)
                                                        --------              --------
                                                        $ 19,674              $ 16,790
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


3. NET INCOME PER SHARE

     Basic Earnings Per Share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted Earnings Per Share was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the company's Non-Qualified Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three months ended March 31, 2001 and 2000:

              (All numbers In Thousands, except Income Per Share)


                                                         Three Months
                                                            Ended
                                                           March 31
                                                         (Unaudited)
                                                         -----------
           2001
           Net Income                                         $1,806
           Weighted Average Shares                             4,028
           Basic Net Income Per Share                         $ 0.45
           Dilutive Securities: Options                          176
           Diluted Weighted Average Shares                     4,204
           Diluted Net Income Per Share                       $ 0.43

           2000
           Net Income                                         $3,715
           Weighted Average Shares                             3,979
           Basic Net Income Per Share                         $ 0.93
           Dilutive Securities: Options                          148
           Diluted Weighted Average Shares                     4,127
           Diluted Net Income Per Share                       $ 0.90


     Options to purchase approximately 198,021 and 168,533 shares of common stock related to March 31, 2001 and 2000, respectively, were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.


4. DEBT

     Debt as of March 31, 2001 and December 31, 2000 consists of the following:

                                (In Thousands)

                                                   March 31,
                                                     2001           December 31,
                                                  (Unaudited)          2000
                                                   ---------           ----

              Revolving credit facility              $11,260         $10,296
                                                     =======         =======
              Senior Subordinated Loan;
              interest at 13.5%                      $ 1,230         $ 2,460

              Term Loan A;
                interest at Prime plus 0.50%       2,900               2,900
                (8.00% at March 31, 2001)
              Term Loan B;
                interest at Prime plus   0.75%
                (8.25% at March 31, 2001)          1,663               1,925
              Capital Equipment Acquisition
              Facility;
                interest at Prime plus 0.50%         788                   0
                (8.00% at March 31, 2001)
              Other obligations: interest from
              8.75% to 14.00%, collateralized
              by security interest in certain
              equipment                              487                 528
                                                 -------             -------
              Total long-term debt                 7,068               7,813
              Less portion reflected as current    2,505               3,674
                                                 -------             -------
              Long term-debt, net of current
              portion                            $ 4,563             $ 4,139
                                                 =======             =======



     The company maintains a $20.0 million revolving credit facility, two term loans totaling $5.0 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. Amounts available under the credit facility at March 31, 2001, based upon the calculation, which defines the borrowing base, totaled $4.5 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2000 and capital assets that are acquired in future periods. At March 31, 2001 the company had $2.3 million available under the capital equipment facility.

     At December 31, 2000, the company maintained a Subordinated Credit Agreement with the Special Value Bond Fund, LLC, in the amount of $2.46 million, with interest accruing at the rate of 13.5%. The Subordinated Credit Agreement was to be repaid over five installments that commenced on August 31, 2000, due each subsequent quarter through June 30, 2001. During the first quarter of 2001, the company paid the installment due on March 31, 2001 under the Subordinated Credit Agreement, leaving a balance of $1.23 million due on June 30, 2001. On April 10, 2001, the company accelerated the June 30, 2001 installment and paid off the Subordinated Credit Agreement in full. No penalty was incurred due to the acceleration of the final installment.

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

     The above loans are collateralized by substantially all of the assets of the company and have various covenants which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants as of March 31, 2001.

     Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could be used to secure additional financing.

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

     Litigation

     There have been no significant developments in the area of litigation for the company since its 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. Reference should be made to the 2000 10-K for a description of the material legal proceedings of the company.

6. INCOME TAXES

     The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the company's losses during 1997, the company provided a valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. Since 1997, the company has returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. The net deferred tax assets at March 31, 2001 and 2000 reflect the portion of total deferred taxes which management considers that realization through future profitability is more likely than not. At March 31, 2001 the allowance was $7.1 million.

7. RECLASSIFICATIONS

     $0.8 million in the 2000 consolidated balance sheets have been reclassified from "accrued liabilities - other" to "prepaid expenses and other" to conform to the 2001 presentation.

8. SEGMENT INFORMATION

     The company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services

     Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The Commercial Services Group, located in Dothan, Alabama provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California and Florida, designs and manufactures a wide array of proprietary aerospace products including aircraft cargo-handling systems and precision parts and components for aircraft.


     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2000 Annual Report on Form 10-K. The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The company does not allocate income taxes, interest income and interest expense to segments. The amount of intercompany profit is not material.

     The company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial Services and Manufacturing and Overhaul segments may generate sales to governmental entities and the Government Services segment may generate sales to commercial entities. Sales to Governmental entities for the quarters ending March 31, 2001 and 2000 were $28.8 million and $29.1 million, respectively.

The following table presents information about segment profit or loss for the Quarter ended March 31, 2001:

                                (In Thousands)

                                                            Manufacturing
                                Government    Commercial     & Overhaul           Consolidated
                                ----------    ----------    -------------         ------------
Revenues from external
 domestic customers             $   27,826    $    9,820    $       3,121         $     40,767
Revenues from external
 foreign customers                       0         2,228              560                2,788
Inter-segment revenues                  70             0                0                   70
                                ----------    ----------    -------------         ------------

Total segment revenues          $   27,896    $   12,048    $       3,681         $     43,625
Elimination                            (70)            0                0                  (70)
                                ----------    ----------    -------------         ------------
Total Revenue                   $   27,826    $   12,048    $       3,681         $     43,555
                                                                                  ============
Gross profit                         6,418         1,531            1,015                8,964
Segment operating
income (loss)                        4,118          (510)             (17)               3,591

Interest expense                                                                           538

Other                                                                                       38
Income taxes                                                                             1,209
                                                                                  ------------
Net income                                                                        $      1,806
                                                                                  ============


Assets                          $   39,645    $   15,265    $       9,462         $     64,372
Depreciation/amortization              510           106               67                  683
Capital Additions                    1,872           372               17                2,261

The following table presents information about segment profit or loss for the Quarter ended March 31, 2000:

                                (In Thousands)

                                                            Manufacturing
                                Government    Commercial     & Overhaul           Consolidated
                                ----------    ----------    -------------         ------------
Revenues from external
 domestic customers             $   25,682    $    8,885    $       5,209         $     39,776
Revenues from external
 foreign customers                       0           747                0                  747
Inter-segment revenues                   7             0               11                   18
                                ----------    ----------    -------------         ------------

Total segment revenues          $   25,689    $    9,632    $       5,220         $     40,541
Elimination                             (7)            0              (11)                 (18)
                                ----------    ----------    -------------         ------------

Total Revenue                   $   25,682    $    9,632    $       5,209         $     40,523
                                                                                  ============

Gross profit                         6,148         1,394            1,193                8,735

Segment operating
Income (loss)                        3,776           620               88                4,484
Interest expense                                                                           407

Other                                                                                       72
Income taxes                                                                               290
                                                                                  ------------
Net income                                                                        $      3,715
                                                                                  ============

Assets                          $   34,382    $   16,029    $      12,037         $     62,448
Depreciation/amortization              344            99               77                  520
Capital Additions                    1,452            66                7                1,525

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto included herein.

During the first quarter of 2001, the company reported revenues of $43.6 million, an increase of $3.1 million over the same period in 2000. Operating income was approximately $3.6 million in the first quarter of 2001, a decrease of $0.9 million over the same period of 2000. Total income before taxes for the first quarter of 2001 was approximately $3.0 million compared to $4.0 million for the same period in 2000.

On April 8, 2001 the company took the first step in the process of closing its Space Vector subsidiary by issuing a notice under the WARN Act to the employees of Space Vector Corporation. During the first quarter of 2001, the subsidiary lost approximately $0.7 million on revenues of $0.8 million. These losses are a continuation of a trend that began in 2000 and stem from the subsidiary's lack of success in winning new contracts. The company took a $0.2 million charge to operations during the first quarter in anticipation of costs to close the subsidiary. This charge was in addition to the $0.7 million in losses discussed above.

Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") was $4.2 million for the three months ended March 31, 2001 compared to $4.9 million for the three months ended March 31, 2000. The first quarter of 2001 included losses of approximately $0.9 million attributable to the Space Vector subsidiary (see above). Except for the Space Vector losses, quarter-to-quarter EBITDA would have increased by $0.2 million.

Three months ended March 31, 2001
Versus three months ended March 31, 2000

Revenues for the first quarter of 2001 increased $3.1 million versus the first quarter of 2000. Sales in the Government Services Group increased $2.1 million during the first quarter of 2001, or 8.2%, from $25.7 million in 2000 to $27.8 million in 2001. This increase was due primarily to increased throughput under the KC-135 Program Depot Maintenance (PDM) contract ($3.5 million) offset by decreases under other contracts ($1.4 million). The Commercial Services Group increased sales by $2.5 million or approximately 26.0%, during the first quarter of 2001, from $9.6 million in 2000 to $12.1 million in 2001. This increase was primarily due to an increase in commercial Maintenance, Repair and Overhaul revenues of $2.7 million and an increase in cargo conversion revenues of $0.5 million. These increases were offset by lower revenue on government contracts of $0.7 million. The Manufacturing & Overhaul Group saw its revenues decline $1.5 million, approximately 28.8%, during the first quarter of 2001, from $5.2 million in 2000 to $3.7 million in 2001, due primarily to significantly lower revenue in the Space Vector subsidiary.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 28% commercial and 72% government during the first quarter of 2000 to 34% commercial and 66% government in 2001.

Cost of sales increased during the first quarter from $31.8 million in 2000 to $34.6 million in 2001. This $2.8 million increase in the cost of sales was the result of several factors. In addition to the normal increase in costs associated with the increased revenue, cost of sales was also affected by the company's inability to cut costs at the same rate as the revenue decreased in its Space Vector operating unit, a charge taken to operations in the amount of $0.2 million in anticipation of closing the Space Vector operating unit, and higher than normal costs in the company's Commercial Services Group as it updated its drawings, methods, procedures, and conducted Federal Aviation

Administration ("FAA") tests while it was delivering a Boeing 737-300 cargo conversion aircraft. Overall, the company's gross profit percentage decreased from 21.6% in the first quarter of 2000 to 20.6% in the first quarter of 2001.

Selling, general, and administrative expenses increased from $4.3 million in 2000 to $5.4 million in 2001. The expenses increased during the year as a percentage of sales from 10.5% in 2000 to 12.3% in 2001. This increase in selling, general, and administrative expenses is due to the increase in revenue, increased staff hired in later quarters of 2000 and their associated expenses, implementation of a formal performance package for company management, and relocation and recruiting expenses for company executives.

Interest expense was $0.4 million during the first quarter of 2000 versus $0.5 million during the same period in 2001. The effective average interest rate on the company's revolving credit facility was approximately 12.5% in 2000 and 8.6% in 2001.

During the first quarter of 2000, the company recorded minimal income taxes because of favorable tax benefits generated from a deferred tax valuation allowance, whereas in the first quarter of 2001, the company recorded income taxes on a normalized basis.

Liquidity and Capital Resources

See Note 4 to the Consolidated Financial Statements.

At December 31, 2000, the company maintained a Subordinated Credit Agreement with the Special Value Bond Fund, LLC, in the amount of $2.46 million, with interest accruing at the rate of 13.5%. The Subordinated Credit Agreement was to be repaid over five installments that commenced on August 31, 2000, due each subsequent quarter through June 30, 2001. During the first quarter of 2001, the company paid the installment due on March 31, 2001 under the Subordinated Credit Agreement, leaving a balance of $1.23 million due on June 30, 2001. On April 10, 2001, the company accelerated the June 30, 2001 installment and paid off the Subordinated Credit Agreement in full. No penalty was incurred due to the acceleration of the final installment.

The following is a discussion of the significant items in the Company's Consolidated Statement of Cash Flows for the quarters ending March 31, 2001 and 2000.

The company generated net income of $1.8 million in 2001 versus $3.7 million in 2000. Cash generated from operations amounted to $2.3 million and $0.2 million in 2001 and 2000 respectively.

In the first quarter of 2001, the company used $1.0 million of cash related to increases in accounts receivable versus generating cash of $2.0 million in 2000 from decreases in accounts receivable.

Net inventory increased $2.9 million during the first quarter of 2001 versus an increase of $6.9 million during the same period in 2000.

Accounts payable and accrued expenses increased $3.1 million during the first quarter of 2001 compared to an increase of $0.6 million in the first quarter of 2000.

The company invested $2.3 million in capital improvements during the first quarter of 2001 versus an investment of $1.5 million in the first quarter of 2000.

Additionally, the company made principal payments related to its Subordinated Credit Agreement of $1.23 million during the first quarter of 2001. No principal payments were made during the first quarter of 2000.

The company's pension expense as estimated by its actuary for the year 2001 is $1.9 million as compared to $1.6 million in 2000. In the first quarter of 2001, the company made no contributions to the pension plan and expensed approximately $0.5 million. In the first quarter of 2000, the company made no contributions to the pension plan and expensed approximately $0.3 million. At December 31, 2000 the company had a deferred pension asset of approximately $0.2 million. At March 31, 2001 the company has a pension liability of $0.3 million that is reflected in accrued liabilities.

Backlog

The following table presents the company's backlog (in thousands of dollars) at March 31, 2001 and March 31, 2000:


     Customer Type                                  2001             2000
     -------------                                --------         --------

     U.S. Government                              $125,267         $147,565

     Commercial                                     14,765           10,588
                                                  --------         --------

     Total                                        $140,032         $158,153
                                                  ========         ========

Government backlog, which represents 89.5% of the company's total backlog, decreased $22.3 million, or 15.1%. $5.8 million of the decrease is related to the company's KC-135 contract and is attributed to the U.S. Government not funding the contract for aircraft in the sixth option year of the contract as rapidly as had been done in previous years and the lower number of aircraft currently slated for induction into PDM at the company's facilities. The company's government backlog was also reduced due to a decrease in the backlog of the Commercial Services Group of $5.3 million, as a result of completing the H-3 helicopter contract, and a period to period drop in backlog at Space Vector of $11.2 million (See Item 2 - Introduction).

Substantially all of the company's government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the company's contracts typically provide that orders may be terminated with limited or no penalties.

The company's commercial backlog at March 31, 2001 increased $4.2 million or 39.4%. $3.1 million of this increase in commercial backlog is attributable to the Pemco Engineers operating unit that significantly increased its backlog over the period ended March 31, 2000. The Commercial Services Group increased backlog $1.1 million over the first quarter of 2000.

The company has historically derived an additional $0.40 in sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing this work the company frequently discovers necessary repairs that are out of scope. These additional repairs, which are approved by the customers before being performed, lead to "over and above" time and material sales.

The company is actively engaged in pursuing both additional contracts and new customers on a regular basis. While there can be no guarantee of success, the company expects that it will be awarded additional orders and contracts in the normal course of business.

Contingencies

See Note 5 to the Consolidated Financial Statements.

The Company's Forward-Looking Statements May Prove to be Wrong.

Some of the information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company's plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption "Factors That May Affect Future Performance" in the company's Annual Report on Form 10-K for the year ended December 31, 2000, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company's revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan, (8.0% and 8.25% at March 31, 2001). If the prime rate increased 100 basis points, net income would be reduced by approximately $45,000 during the quarter, $180,000 during the year.

PART II  OTHER INFORMATION

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     a. Exhibits

     None.

     b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEMCO AVIATION GROUP, INC.



Dated:    5/8/01                        By: /s/ Ronald A. Aramini
                                           -------------------------
                                        Ronald A. Aramini, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:    5/8/01                        By: /s/ John R. Lee
                                           -------------------------
                                        John R. Lee, Sr. Vice President and
                                        Chief Financial Officer
                                        (Principal Finance & Accounting Officer)