Form 10-Q
period 2001-06-30
PEMCO AVIATION GROUP INC
filed 2001-08-13
CIK 771729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001, or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Transition Period From ________ To _________.

                        Commission file number: 0-13829

                          PEMCO AVIATION GROUP, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                                84-0985295
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            1943 North 50th Street, Birmingham, Alabama        35212
             (Address of principal executive offices)        (Zip Code)

                                  205-592-0011
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [X] Yes  [ ] No

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at August 10, 2001
--------------------------------                  ------------------------------
Common Stock, $.0001 par value                               4,030,837

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In Thousands)

                                                  June 30,     December 31,
                                                   2001            2000
                                                 Unaudited
                                                 ---------     ------------
    Current assets:
     Cash                                        $  1,458       $  1,441
     Accounts receivable, net                      16,741         14,121
     Inventories, net                              20,528         16,790
     Deferred income taxes                          3,147          4,800
     Prepaid expenses and other                     2,455          1,755
                                                 --------       --------
       Total current assets                        44,329         38,907
                                                 --------       --------

    Machinery, equipment, and improvements
    at cost:
     Machinery and equipment                       25,867         25,259
     Leasehold improvements                        19,972         17,110
                                                 --------       --------
                                                   45,839         42,369
     Less accumulated depreciation and
     amortization                                 (24,987)       (23,134)
                                                 --------       --------
       Net machinery, equipment, and
       improvements                                20,852         19,235
                                                 --------       --------
    Other non-current assets:
     Prepaid pension costs                              0            189
     Deposits and other                             1,179          1,149
     Intangible assets, net                           449            543
                                                 --------       --------
                                                    1,628          1,881
                                                 --------       --------
       Total assets                              $ 66,809       $ 60,023
                                                 ========       ========



                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands, except common share information)

                                                    June 30,   December 31,
                                                      2001         2000
                                                   Unaudited
                                                  -----------  ------------
    Current liabilities:
      Revolving credit facility                     $10,030       $10,296
      Current portion of long-term debt               2,279         3,674
      Accounts payable                                1,886         2,482
      Accrued liabilities - payroll related          11,907        12,138
      Accrued liabilities - other                    17,820        14,726
                                                    -------       -------

        Total current liabilities                    43,922        43,316
                                                    -------       -------

    Long-term debt                                    4,991         4,139
    Other long-term liabilities                       2,640         2,641
                                                    -------       -------
      Total liabilities                              51,553        50,096
                                                    -------       -------


    Stockholders' equity:
      Common stock, $.0001 par value,
      12,000,000 shares authorized, 4,027,815
      issued and outstanding at June 30, 2001
      and December 31, 2000                               1             1
      Additional paid-in capital                      5,109         5,109
      Retained earnings                              10,146         4,817
                                                    -------       -------

    Total stockholders' equity                       15,256         9,927
                                                    -------       -------

    Total liabilities and stockholders' equity      $66,809       $60,023
                                                    =======       =======


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In Thousands, Except Net Income per Common Share Information)


                                                      Three     Three
                                                      Months    Months
                                                      Ended     Ended
                                                     June 30,  June 30,
                                                       2001      2000
                                                     --------  --------
    Net sales                                        $42,235   $46,653
    Cost of sales                                     32,120    39,009
                                                     -------   -------
      Gross profit                                    10,115     7,644

    Selling, general, and administrative expenses      5,649     6,129
                                                     -------   -------
      Income from operations                           4,466     1,515

    Interest                                             499     1,045
                                                     -------   -------

      Income before income taxes                       3,967       470
    Provision (credit) for income taxes                  444    (2,066)
                                                     -------   -------

      Net income                                       3,523     2,536
                                                     =======   =======

    Net income per common share:
      Basic                                          $  0.87   $  0.63
      Diluted                                        $  0.84   $  0.59

    Weighted average common shares outstanding:
      Basic                                            4,028     4,015
      Diluted                                          4,181     4,281



              The accompanying notes are an integral part of these
                            consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In Thousands, Except Net Income per Common Share Information)


                                                       Six       Six
                                                      Months    Months
                                                      Ended     Ended
                                                     June 30,  June 30,
                                                       2001      2000
                                                     --------  --------
    Net sales                                        $85,790   $87,176
    Cost of sales                                     66,711    70,797
                                                     -------   -------
      Gross profit                                    19,079    16,379

    Selling, general, and  administrative expenses    11,060    10,452
                                                     -------   -------
      Income from operations                           8,019     5,927

    Interest                                           1,037     1,452
                                                     -------   -------

      Income before income taxes                       6,982     4,475
    Provision (credit) for income taxes                1,653    (1,776)
                                                     -------   -------

    Net income                                       $ 5,329   $ 6,251
                                                     =======   =======

    Net income per common share:
      Basic                                          $  1.32   $  1.56
      Diluted                                        $  1.27   $  1.49

    Weighted average common shares outstanding:
      Basic                                            4,028     3,997
      Diluted                                          4,192     4,204



              The accompanying notes are an integral part of these
                            consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                          Six        Six
                                                         Months     Months
                                                         Ended      Ended
                                                        June 30,   June 30,
                                                          2001       2000
                                                        --------   --------

    Cash flows from operating activities:
    Net income                                          $ 5,329    $ 6,251
                                                        -------    -------

    Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                         1,853      1,503
    Provision (credit) for deferred income taxes          1,653     (2,060)
    Pension cost in excess of funding                       693        609
    Intangible asset amortization                            94        129

    Changes in assets and liabilities:
    Accounts receivable, trade                           (2,620)     5,671
    Inventories                                          (3,738)       500
    Prepaid expenses and other                             (700)      (252)
    Deposits and other                                      (30)       160
    Accounts payable and accrued liabilities              1,762     (4,255)
                                                        -------    -------
      Total adjustments                                  (1,033)     2,005
                                                        -------    -------
    Net cash provided by operating activities             4,296      8,256
                                                        -------    -------

    Cash flows from investing activities:
    Capital expenditures                                 (3,470)    (4,293)
                                                        -------    -------
      Net cash used in investing activities              (3,470)    (4,293)
                                                        -------    -------

    Cash flows from financing activities:
    Proceeds from exercise of stock options                   0        248
    Net repayments under revolving credit facility         (266)    (4,738)
    Borrowings under long-term debt                       2,688          0
    Principal payments under subordinated debt           (2,460)         0
    Principal payments under long-term debt                (771)         0
                                                        -------    -------
    Net cash used in financing activities                  (809)    (4,490)
                                                        -------    -------

    Net increase (decrease) in cash and cash
    equivalents                                              17       (527)
    Cash and cash equivalents, beginning of period        1,441        527
                                                        -------    -------
    Cash and cash equivalents, end of period              1,458          0
                                                        =======    =======

    Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                          $ 1,037    $ 1,484
      Income taxes                                      $     0    $   284


                  The accompanying notes are an integral part
                        of these consolidated statements

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of and for the Quarters Ended
                            June 30, 2001 and 2000


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the "company") following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's 2000 Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories as of June 30, 2001 and December 31, 2000 consist of the following:

                                (In Thousands)


                                 June 30,   December 31,
                                   2001         2000
                                 --------   ------------
    Work in process              $24,964       $ 27,373
    Finished goods                 2,631          3,143
    Raw materials and supplies     2,478          2,286
                                 -------       --------
      Total                       30,073         32,802
    Less progress payments and
    customer deposits             (9,545)       (16,012)
                                 -------       --------
                                 $20,528       $ 16,790
                                 =======       ========

     A substantial portion of the above inventory balances relate to U.S. Government contracts. The company receives progress payments on the majority of its government contracts. The reduction in the progress payment balance from December 31, 2000 to June 30, 2001 is the result of lower average progress payments per aircraft received during 2001. The average progress payment per aircraft in 2000 was the highest during the term of the current KC135 contract. The title to all inventories on which the company receives these payments is vested in the government to the extent of the progress payment balance.

3.   NET INCOME PER SHARE

     Basic Net Income Per Share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted Net Income Per Share was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the company's Non-Qualified Stock Option plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

     The following table represents the net income per share calculations for the three month and six month periods ended June 30, 2001 and 2000:

              (All numbers In Thousands, except Income Per Share)

                                               Three     Six
                                               Months   Months
                                               Ended    Ended
                                              June 30  June 30
                                              -------  -------
        2001
        Net Income                             $3,523   $5,329
        Weighted Average Shares                 4,028    4,028
        Basic Net Income Per Share             $ 0.87   $ 1.32
        Dilutive Securities: Options              153      164
        Diluted Weighted Average Shares         4,181    4,192
        Diluted Net Income Per Share           $ 0.84   $ 1.27

        2000
        Net Income                             $2,536   $6,251
        Weighted Average Shares                 4,015    3,997
        Basic Net Income Per Share             $ 0.63   $ 1.56
        Dilutive Securities: Options              266      207
        Diluted Weighted Average Shares         4,281    4,204
        Diluted Net Income Per Share           $ 0.59   $ 1.49


     Options to purchase approximately 353,000 and 46,000 shares of common stock related to June 30, 2001 and 2000, respectively, were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

4.   DEBT

     Debt as of June 30, 2001 and December 31, 2000 consists of the following:

                                (In Thousands)


                                               June 30,    December 31,
                                                 2001          2000
                                               --------    ------------
    Revolving credit facility                  $10,030       $10,296
                                               =======       =======
    Senior Subordinated Loan;
      interest at 13.5%                        $     0       $ 2,460
    Term Loan A;
      interest at Prime plus 0.50%
      (7.25% at June 30, 2001)                   2,900         2,900
    Term Loan B;
      interest at Prime plus 0.75%
      (7.5% at June 30, 2001)                    1,400         1,925
    Capital Equipment Acquisition
    Facility;
      interest at Prime plus 0.50%
      (7.25% at June 30, 2001)                     788             0
    Discretionary Loan;
      interest at Prime plus 0.75%
      (7.5% at June 30, 2001)                    1,742             0
    Other obligations: interest from
      8.75% to 14%, collateralized by
      security interest in certain equipment       440           528
                                               -------       -------
    Total long-term debt                         7,270         7,813
    Less portion reflected as current            2,279         3,674
                                               -------       -------
    Long term-debt, net of current portion     $ 4,991       $ 4,139
                                               =======       =======

     The company maintains a $20.0 million revolving credit facility, three term loans totaling $6.9 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. Amounts available under the revolving credit facility at June 30, 2001, based upon the calculation which defines the borrowing base, totaled $6.9 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2000 and capital assets that are acquired in future periods. At June 30, 2001, the company had $2.3 million of additional borrowing capacity under the capital equipment facility.

     At December 31, 2000, the company maintained a Subordinated Credit Agreement with the Special Value Bond Fund, LLC, in the amount of $2.46 million, with interest accruing at the rate of 13.5% per annum. The Subordinated Credit Agreement was being repaid over five installments that commenced on August 31, 2000, due each subsequent quarter through June 30, 2001. On April 10, 2001, the company accelerated the June 30, 2001 installment and paid off the Subordinated Credit Agreement in full. No penalty was incurred due to the acceleration of the final installment.

     Due to the "Lockbox" provisions of the company's revolving credit facility with its lender, coupled with a subjective acceleration clause, all of the revolving credit facility has been classified as current per the Emerging Issues Task Force (EITF) Issue No. 95-22, notwithstanding the three-year term of the credit agreement. Management does not believe that the subjective acceleration clause will be invoked, although there can be no assurances in that regard.

     The above loans are collateralized by substantially all of the assets of the company and have various covenants which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants as of June 30, 2001.

     Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could be used to secure additional financing.

5.   CONTINGENCIES

     United States Government Contracts - The company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Governments' audits, reviews, and investigations would not have a materially adverse effect on the company's consolidated results of operations, financial position, or cash flows.

     A Significant Portion of the Company's Revenue is Derived From a Few of its Contracts - A small number of the company's contracts account for a significant percentage of its revenues. The KC-135 contract in and of itself comprised 61% and 58% of the company's total revenues for the six month period ended June 30, 2001 and 2000, respectively. The company's two largest contracts generated approximately 76% of its revenues during this same period of 2001 and 67% in 2000. Termination or a disruption of its significant contracts, or the inability of the company to renew or replace any of these contracts when they expire, could materially harm the company's business and impair the value of its common stock. Reference should be made to the 2000 10-K for a description of the status of the KC-135 contract.

     Litigation

     On May 1, 1998, the company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance Company, the company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 do not require National Union Fire Insurance Company to provide defense costs or indemnity payments with respect to the litigation arising out of the Supplemental Type Certificates ("STCs") for Boeing 747 cargo conversions owned by GATX/Airlog and others. The complaint filed in the U.S. District Court of the Northern District of California also names American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998, Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. On June 1, 2001, the Court issued an Order of Dismissal dismissing Pemco Aeroplex from this litigation.

     The purported class action, brought against the company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. Twenty-eight individuals filed a new action shortly thereafter, which has since been joined by approximately 90 other individuals. The company filed for summary judgment on all claims on February 20, 2000. The Court required two individual cases to be tried prior to certification of any issues for appeal. These two cases were tried in June of 2001. The Court directed a verdict in the company's behalf in one case and a jury returned with a defense verdict in favor of the company in the other case. The company continues to believe that the remaining plaintiffs' claims in this litigation have no factual basis and will vigorously defend the cases.

     Reference should be made to the 2000 10-K for a description of the other material legal proceedings of the company.

6.   INCOME TAXES

     The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the company's losses during 1997, the company provided a valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. Since 1997, the company has returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. During the second quarter of 2001 and 2000 respectively, the company decreased its valuation allowance through its tax provision to restore approximately $1.0 million and $2.1 million to deferred tax assets. The net deferred tax assets at June 30, 2001 and 2000 reflect the portion of total deferred taxes for which management considers the realization through future profitability to be more likely than not. At June 30, 2001 the company had a remaining deferred tax valuation allowance of $6.1 million.

7.   RECLASSIFICATIONS

     Certain amounts in the 2000 Statements of Operations have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on Net Income or Shareholders Equity.

8.   SEGMENT INFORMATION

     The company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The Commercial Services Group, located in Dothan, Alabama provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; and aircraft cargo-handling systems.

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

     The company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial Services and Manufacturing and Overhaul segments may generate sales to governmental entities and the Government Services segment may generate sales to commercial entities. Sales to Governmental entities for the quarters ended June 30, 2001 and 2000 were $28.8 million and $32.3 million, respectively. On a year to date basis, sales to Governmental entities for the six months ended June 30, 2001 and 2000 were $57.0 million and $62.2 million, respectively.

    The following table presents information about segment profit or loss for the three months ended June 30, 2001 and 2000:

                                 (In Thousands)

                                                                      Manufacturing
Three Months Ended June 30, 2001             Government  Commercial     & Overhaul    Consolidated
                                             ----------  ----------   -------------   ------------
Revenues from external domestic customers        25,716      12,239           3,640         41,595
Revenues from external foreign customers              0           0             640            640
Inter-segment revenues                               74           0               0             74
                                                 ------      ------           -----         ------
Total segment revenues                           25,790      12,239           4,280         42,309
Elimination                                                                                    (74)
                                                                                            ------
Total Revenue                                                                               42,235
                                                                                            ======

Gross profit                                      7,166       1,897           1,052         10,115
Segment operating income (loss)                   5,228        (348)           (414)         4,466
Interest expense                                                                               499
Income taxes                                                                                   444
                                                                                            ------
Net income                                                                                   3,523
                                                                                            ======

Assets                                           39,970      16,915           9,924         66,809
Depreciation/amortization                           441          95              71            607
Capital Additions                                   612         548              48          1,208



                                                                      Manufacturing
Three Months Ended June 30, 2000             Government  Commercial     & Overhaul    Consolidated
                                             ----------  ----------   -------------   ------------
Revenues from external domestic customers       $27,900     $13,624         $ 4,680        $46,204
Revenues from external foreign customers              0         449               0            449
Inter-segment revenues                              222           0               0            222
                                                -------     -------         -------        -------
Total segment revenues                          $28,122     $14,073         $ 4,680        $46,875
Elimination                                                                                   (222)
                                                                                           -------
Total Revenue                                                                              $46,653
                                                                                           =======

Gross profit                                      6,915        (240)            969          7,644
Segment operating Income (loss)                   4,078      (2,483)            (80)         1,515
Interest expense                                                                             1,045
Income taxes                                                                                (2,066)
                                                                                           -------
Net income                                                                                 $ 2,536
                                                                                           =======

Assets                                          $32,290     $10,937         $11,683        $54,910
Depreciation/amortization                           428         192              74            694
Capital Additions                                 1,612         959             197          2,768

     The following table presents information about segment profit or loss for the six months ended June 30, 2001 and 2000:

                                 (In Thousands)

                                                                      Manufacturing
Six Months Ended June 30, 2001               Government  Commercial     & Overhaul    Consolidated
                                             ----------  ----------   -------------   ------------
Revenues from external domestic customers        53,542      22,059           6,761         82,362
Revenues from external foreign customers              0       2,228           1,200          3,428
Inter-segment revenues                              144           0               0            144
                                                 ------      ------           -----         ------
Total segment revenues                           53,686      24,287           7,961         85,934
Elimination                                                                                   (144)
                                                                                            ------
Total Revenue                                                                               85,790
                                                                                            ======

Gross profit                                     13,584       3,428           2,067         19,079
Segment operating income (loss)                   9,314        (864)           (431)         8,019
Interest expense                                                                             1,037
Income taxes                                                                                 1,653
                                                                                            ------
Net income                                                                                   5,329
                                                                                            ======

Assets                                           39,970      16,915           9,924         66,809
Depreciation/amortization                           951         201             138          1,290
Capital Additions                                 2,485         920              65          3,470



                                                                      Manufacturing
Six Months Ended June 30, 2000               Government  Commercial     & Overhaul    Consolidated
                                             ----------  ----------   -------------   ------------
Revenues from external domestic customers       $53,583     $22,509         $ 9,888       $85,980
Revenues from external foreign customers              0       1,196               0         1,196
Inter-segment revenues                              228           0              12           240
                                                -------     -------         -------       -------
Total segment revenues                          $53,811     $23,705         $ 9,900       $87,416
Elimination                                                                                  (240)
                                                                                          -------
Total Revenue                                                                             $87,176
                                                                                          =======

Gross profit                                     13,063       1,154           2,162        16,379
Segment operating income (loss)                   8,202      (2,283)              8         5,927
Interest expense                                                                            1,452
Income taxes                                                                               (1,776)
                                                                                          -------
Net income                                                                                  6,251
                                                                                          =======

Assets                                          $32,290     $10,937         $11,683       $54,910
Depreciation/amortization                           775         295             144         1,214
Capital Additions                                 3,063       1,026             204         4,293

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto included herein.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was approximately $5.1 million for the three months ended June 30, 2001 compared to $2.2 million for the three months ended June 30, 2000.

The table below presents major highlights from the quarters ended June 30, 2001 and 2000.

                                 (In $Millions)

                                2001      2000     Change
                               -----     -----     ------
    Revenue                    $42.2     $46.7       (9.6)%
    Operating income             4.5       1.5      200.0 %
    Income before taxes          4.0       0.5      700.0 %
    Net income                   3.5       2.5       40.0 %
    EBITDA                       5.1       2.2      131.8 %


As reported in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, on April 8, 2001 the company took the first step in the process of closing its Space Vector subsidiary by issuing a notice under the WARN Act to the employees of Space Vector Corporation. In late May of 2001, the subsidiary was notified that it would be awarded a substantial defense related subcontract. The initial subcontract has an expected value of $12.5 million. As a result of this award and the possibility of future related contracts of even greater value, the company reversed its earlier decision to close the Space Vector subsidiary.


Three months ended June 30, 2001
Versus three months ended June 30, 2000

Revenues for the second quarter of 2001 decreased $4.5 million, 9.6%, versus the second quarter of 2000. Sales in the Government Services Group decreased $2.3 million during the second quarter of 2001, or 8.2%, from $28.1 million in 2000 to $25.8 million in 2001. This decrease was due primarily to processing fewer aircraft under the C-130 paint contract amounting to $1.9 million and slightly lower revenue generation in the KC-135 Program Depot Maintenance (PDM) and other contracts of $0.4 million. Sales in the Commercial Services Group decreased by $1.9 million or approximately 13.5%, during the second quarter of 2001, from $14.1 million in 2000 to $12.2 million in 2001. This decrease was primarily due to lower revenue on government contracts of $1.7 million and a decrease in commercial Maintenance, Repair and Overhaul revenues of $0.2 million. The Manufacturing & Overhaul Group saw its revenues decline $0.4 million, approximately 8.5%, during the second quarter of 2001, from $ 4.7 million in 2000 to $4.3 million in 2001, due primarily to lower revenue in the Space Vector and Pemco Engineers subsidiaries. Intercompany eliminations of revenue were $0.1 million and $0.2 million in the three months ended June 30, 2001 and 2000, respectively.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 30.8% commercial and 69.2% government during the second quarter of 2000 to 31.8% commercial and 68.2% government in 2001.

Cost of sales decreased during the second quarter from $39.0 million in 2000 to $32.1 million in 2001. This $6.9 million decrease in the cost of sales was the result of two factors. In addition to the normal decrease in costs associated with the decreased revenue, cost of sales was also affected by higher production efficiencies during the quarter, primarily in the company's Commercial Services Group and also, to a lesser extent, in the Government Services Group. Overall, the gross profit percentage of the company increased from 16.4% in the second quarter of 2000 to 23.9% in the second quarter of 2001.

Selling, general, and administrative expenses ("SG&A") decreased from $ 6.1 million in 2000 to $5.7 million in 2001. This decrease in SG&A expenses is due in part to the decrease in revenue and is the result of the company capitalizing certain SG&A expenses as part of its Work In Process on U.S. Government contracts. This capitalized expense is recognized when related revenues are recorded. This decrease was partially offset by an increase in the rates of spending in Engineering, Business Development and other selling, general, and administrative areas and reflects the effects of the company's efforts to strengthen and improve these areas since the second quarter of 2000.

Interest expense was $1.0 million during the second quarter of 2000 versus
$0.5 million during the same period in 2001. The effective average interest rate on the company's revolving credit facility was approximately 12.75% in 2000 and 7.33% in 2001.

During the second quarter of 2000, the company recorded minimal income taxes because of favorable tax benefits generated from an adjustment of $2.1 million to its deferred tax valuation allowance, whereas in the second quarter of 2001, the company recorded a $1.0 million adjustment to its deferred tax valuation allowance coupled with an income tax provision on a normalized basis.

Six months ended June 30, 2001
Versus six months ended June 30, 2000

Revenues for the six months ended June 30, 2001 decreased $1.4 million versus the same period of 2000. Sales in the Government Services Group decreased $0.1 million or 0.2%, from $53.8 million in 2000 to $53.7 million in 2001. This decrease was due primarily to processing fewer aircraft under the C-130 paint contract of $3.1 million offset partially by greater revenue generation in the KC-135 Program Depot Maintenance (PDM) and other contracts of $3.0 million. Sales in the Commercial Services Group increased by $0.6 million or approximately 2.5%, for the six months ended June 30, 2001, from $23.7 million in 2000 to $24.3 million in 2001. This increase was primarily due to an increase in commercial Maintenance, Repair and Overhaul revenues of $2.8 million. These increases were offset by lower revenue on government contracts of $2.2 million. The Manufacturing & Overhaul Group saw its revenues decline $2.0 million, approximately 20.2% for the six months ended June 30, 2001, from $9.9 million in 2000 to $7.9 million in 2001, due primarily to lower revenue in the Space Vector and Pemco Engineers subsidiaries. Intercompany eliminations of revenue were $0.1 million and $0.2 million in the six months ended June 30, 2001 and 2000, respectively.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 28.7% commercial and 71.3% government during the six months ended June 30, 2000 to 33.6% commercial and 66.4% government in 2001.

Cost of sales decreased during the six months ended June 30 from $70.8 million in 2000 to $66.7 million in 2001. In addition to the normal decrease in costs associated with the decreased revenue, cost of sales was also affected by higher production efficiencies during the year, primarily in the company's Commercial Services Group and also, to a lesser extent, in the Government Services Group. Overall, the company's gross profit percentage increased from 18.8% in the six months ended June 30, 2000 to 22.2% in the same period of 2001.

Selling, general, and administrative expenses increased during the six months ended June 30, from $10.5 million in 2000 to $11.1 million in 2001. This increase in selling, general, and administrative expenses is due primarily to increased rates of spending in Engineering, Business Development and other selling, general, and administrative areas and reflects the effects of the company's efforts to strengthen and improve these areas in 2001.

Interest expense was $1.5 million for the six months ended June 30, 2000 versus $1.0 million during the same period in 2001. The effective average interest rate on the company's revolving credit facility was approximately 12.47% in 2000 and 7.97% in 2001.

During the six months ended June 30, 2000, the company recorded an income tax credit because of favorable tax benefits generated from an adjustment of $2.1 million to its deferred tax valuation allowance, whereas in the six months ended June 30, 2001, the company recorded a $1.0 million adjustment to its deferred tax valuation allowance coupled with an income tax provision on a normalized basis.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was approximately $9.3 million for the six months ended June 30, 2001 compared to $7.1 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

                                                 (In $Thousands Except Total Debt to Capital)

                                                 June 30,        December 31,
                                                   2001              2000             Change
                                                 -------         ------------         ------
Cash                                             $ 1,458            $ 1,441           $   17
Working Capital                                      407             (4,409)           4,816
Revolving credit facility                         10,030             10,296              266
Long term debt and capital lease obligations       4,991              4,139             (852)
Shareholders' equity                              15,256              9,927            5,329
Long term debt to capital                           32.7%              41.7%             9.0%

The company's revolving credit facility is included in current liabilities.  See
Note 4 to the Consolidated Financial Statements for detailed explanations of the company's debt and the classification of the revolving credit facility as current.

Operating activities provided $4.3 million of cash for the six months ended June 30, 2001. During this same period, the company borrowed $1.9 million as a discretionary term loan and $0.8 million on its capital equipment acquisition facility. These two new loans carry variable interest rates, which were 7.5% and 7.25%, respectively, at June 30, 2001. Cash was used during the six months ended June 30, 2001 for $3.5 million of capital expenditures and to make the final two payments, totaling $2.5 million, under the company's Senior Subordinated debt agreement.

At June 30, 2001 the company had additional borrowing capacity of $2.3 million under it's capital equipment acquisition facility and $6.9 million under its revolving line of credit.

The company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans.

Backlog

The following table presents the company's backlog (in thousands of dollars) at June 30, 2001 and June 30, 2000:


    Customer Type            2001          2000
    ---------------      --------      --------

    U.S. Government      $110,556      $121,921

    Commercial             17,032        10,843
                         --------      --------

    Total                $127,588      $132,764
                         ========      ========

Government backlog, which represents 86.7% of the company's total backlog, decreased $11.4 million, or 9.3%. Space Vector accounted for $8.3 million of this decrease due to completion of contracts in 2000 that were not replaced.
The 2001 Government backlog does not include the full potential amount from the recent award of new business to the company's Space Vector subsidiary, as it has not, as of the date of this report, been fully funded. In addition, the backlog does not include several other contract awards that are, as of the date of this report, not yet funded. Government backlog also decreased $3.3 million, as a result of completing the H-3 helicopter contract.

Substantially all of the company's government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the company's contracts typically provide that orders may be terminated with limited or no penalties.

The company's commercial backlog at June 30, 2001 increased $6.2 million or 57.1%. $1.6 million of this increase in commercial backlog is attributable to the Pemco Engineers operating unit that significantly increased its backlog over the period ended June 30, 2000. The Commercial Services Group increased backlog by $4.7 million or 59.1% over the second quarter of 2000.

The company has historically derived approximately $0.40 in additional sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing this work the company frequently discovers necessary repairs that are out of scope. These additional repairs, which are approved by the customers before being performed, often lead to "over and above" time and material sales.

The company is actively engaged in pursuing both additional contracts and new customers on a regular basis. While there can be no guarantee of success, the company expects that it will be awarded additional orders and contracts in the normal course of business.

Contingencies

See Note 5 to the Consolidated Financial Statements.

The Company's Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company's plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption "Factors That May Affect Future Performance" in the company's Annual Report on Form 10-K for the year ended December 31, 2000, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt.
The variable rate debt is related to the company's revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan (7.25% and 7.5% at June 30, 2001). If the prime rate increased 100 basis points, net income would be reduced by approximately $42,000 during the quarter, $168,000 during the year.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The company's Annual Meeting of Stockholders was held on May 17, 2001. At the meeting, stockholders approved an amendment to the company's Non-Qualified Stock Option Plan; elected H.T. "Skip" Bowling and Ronald A. Aramini as Class I directors to serve until 2004; and ratified the appointment of Arthur Andersen LLP as the company's independent public accountants for the year ending December 31, 2001.

     The number of votes cast for or against, and abstentions, and broker non-voting with respect to the amendment to the company's Non-Qualified Stock Option Plan were as follows:

                                                 Broker
                For        Against    Abstain   Non-votes
             ---------     -------    -------   ---------

             2,990,029     198,788     2,551     749,799


     The number of votes cast for or withheld for each director nominee were as follows:

             Nominee                        For      Withheld
             -------                     ---------   --------

             H.T. "Skip" Bowling         3,879,952    61,215
             Ronald A. Aramini           3,876,077    65,090


     The number of votes cast for or against, and abstentions for ratification of auditors were as follows:

                         For       Against      Abstain
                      ---------    -------      -------

                      3,886,766     54,175        226



Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits

        10.1 Pemco Aviation Group, Inc. Nonqualified Stock Option Plan dated June 1, 1999, as Amended and Restated May 17, 2001.

         b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PEMCO AVIATION GROUP, INC.



Dated:   August 13, 2001             By:/s/  Ronald A. Aramini
         ---------------                ------------------------------
                                             Ronald A. Aramini, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


Dated:   August 13, 2001             By:/s/  John R. Lee
         ---------------                -----------------------
                                             John R. Lee, Sr. Vice President and
                                             Chief Financial Officer
                                             (Principal Finance & Accounting
                                              Officer)