Form 10-Q
period 2001-09-30
PEMCO AVIATION GROUP INC
filed 2001-11-13
CIK 771729

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001, or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period From ________ To _________.



                        Commission file number: 0-13829

                          PEMCO AVIATION GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                84-0985295
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

           1943 North 50/th/ Street, Birmingham, Alabama    35212
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


Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 6, 2001
            -----                              -------------------------------
Common Stock, $.0001 par value                           4,035,929

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In Thousands)

                                                 September 30,   December 31,
                                                     2001            2000
                                                  Unaudited
                                                 ------------   -------------
     Current assets:
      Cash                                          $  1,985       $  1,441
      Accounts receivable, net                        17,835         14,121
      Inventories, net                                21,842         16,790
      Deferred income taxes                            1,836          4,800
      Prepaid expenses and other                       1,164          1,755
                                                    --------       --------
        Total current assets                          44,662         38,907
                                                    --------       --------

     Machinery, equipment, and improvements at
     cost:
      Machinery and equipment                         26,567         25,259
      Leasehold improvements                          20,462         17,110
                                                    --------       --------
                                                      47,029         42,369
      Less accumulated depreciation and
      amortization                                   (25,996)       (23,134)
                                                    --------       --------
        Net machinery, equipment, and
        improvements                                  21,033         19,235
                                                    --------       --------

     Other non-current assets:
      Prepaid pension costs                                0            189
      Deposits and other                                 363          1,149
      Intangible assets, net                             403            543
                                                    --------       --------
                                                         766          1,881
                                                    --------       --------
        Total assets                                $ 66,461       $ 60,023
                                                    ========       ========


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMcCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands, except common share information)


                                               September 30,      December 31,
                                                   2001              2000
                                                 Unaudited
                                               -------------     -------------
Current liabilities:
 Revolving credit facility                        $ 8,959           $10,296
 Current portion of long-term debt                  2,350             3,674
 Accounts payable                                   2,086             2,482
 Accrued liabilities - payroll related             11,267            12,138
 Accrued liabilities - other                       17,122            14,726
                                                  -------           -------

   Total current liabilities                       41,784            43,316
                                                  -------           -------

Long-term debt                                      4,377             4,139
Other long-term liabilities                         2,640             2,641
                                                  -------           -------
   Total liabilities                               48,801            50,096
                                                  -------           -------


Stockholders' equity:
 Common stock, $.0001 par value,
 12,000,000 shares authorized, 4,032,313
 and 4,027,815 issued and outstanding at
 September 30, 2001 and December 31,
 2000, respectively                                     1                 1
 Additional paid-in capital                         5,130             5,109
 Retained earnings                                 12,529             4,817
                                                  -------           -------

Total stockholders' equity                         17,660             9,927
                                                  -------           -------

Total liabilities and stockholders' equity        $66,461           $60,023
                                                  =======           =======


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In Thousands, Except Net Income per Common Share Information)

                                                                 Three                   Three
                                                              Months Ended            Months Ended
                                                              September 30,           September 30,
                                                                  2001                    2000
                                                              -------------           -------------
Net sales                                                           $41,447                 $40,363
Cost of sales                                                        32,582                  32,416
                                                                    -------                 -------
  Gross profit                                                        8,865                   7,947

Selling, general, and  administrative expenses                        4,771                   4,830
                                                                    -------                 -------
  Income from operations                                              4,094                   3,117

Interest                                                                397                     566
                                                                    -------                 -------

  Income before income taxes                                          3,697                   2,551
Provision for income taxes                                            1,315                     952
                                                                    -------                 -------

  Net income                                                        $ 2,382                 $ 1,599
                                                                    =======                 =======

Net income per common share:
    Basic                                                           $  0.59                 $  0.40
    Diluted                                                         $  0.56                 $  0.37

Weighted average common shares outstanding:
    Basic                                                             4,029                   4,023
    Diluted                                                           4,288                   4,296

             The accompanying notes are an integral part of these
                           consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In Thousands, Except Net Income per Common Share Information)

                                                                  Nine                    Nine
                                                              Months Ended            Months Ended
                                                              September 30,           September 30,
                                                                  2001                    2000
                                                              -------------           -------------
Net sales                                                          $127,237                $127,539
Cost of sales                                                        99,293                 103,213
                                                                   --------                --------
  Gross profit                                                       27,944                  24,326

Selling, general, and  administrative expenses                       15,831                  15,281
                                                                   --------                --------
  Income from operations                                             12,113                   9,045

Interest                                                              1,434                   2,018
                                                                   --------                --------

  Income before income taxes                                         10,679                   7,027
Provision (credit) for income taxes                                   2,968                    (824)
                                                                   --------                --------

Net income                                                         $  7,711                $  7,851
                                                                   ========                ========

Net income per common share:
    Basic                                                          $   1.91                $   1.96
    Diluted                                                        $   1.83                $   1.85

Weighted average common shares outstanding:
    Basic                                                             4,028                   4,006
    Diluted                                                           4,224                   4,235

             The accompanying notes are an integral part of these
                           consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                              Nine                    Nine
                                                          Months Ended            Months Ended
                                                          September 30,           September 30,
                                                              2001                    2000
                                                          -------------           -------------
Cash flows from operating activities:
Net income                                                      $ 7,711                 $ 7,851
                                                                -------                 -------

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                                     2,862                   2,378
Provision (credit) for deferred income taxes                      2,964                  (1,117)
Pension cost in excess of funding                                 1,039                     913
Amortization of intangible asset                                    140                     125
Changes in assets and liabilities:
Accounts receivable, net                                         (3,714)                  4,997
Inventories                                                      (5,052)                  1,312
Prepaid expenses and other                                          591                    (135)
Deposits and other                                                  786                     215
Accounts payable and accrued liabilities                            279                  (3,336)
                                                                -------                 -------
  Total adjustments                                                (105)                  5,352
                                                                -------                 -------
Net cash provided by operating activities                         7,606                  13,203
                                                                -------                 -------

Cash flows from investing activities:
Capital expenditures                                             (4,660)                 (6,694)
                                                                -------                 -------
  Net cash used in investing activities                          (4,660)                 (6,694)
                                                                -------                 -------

Cash flows from financing activities:
Proceeds from exercise of stock options                              21                     285
Net repayments under revolving credit facility                   (1,334)                 (5,392)
Borrowings under long-term debt                                   2,688                       0
Principal payments under subordinated debt                       (2,460)                 (1,230)
Principal payments under long-term debt                          (1,317)                   (699)
                                                                -------                 -------
Net cash used in financing activities                            (2,402)                 (7,036)
                                                                -------                 -------

Net increase (decrease) in cash                                     544                    (527)
Cash, beginning of period                                         1,441                     527
                                                                -------                 -------
Cash, end of period                                             $ 1,985                       0
                                                                =======                 =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                      $ 1,434                 $ 2,018
  Income taxes                                                  $     0                 $   284

                  The accompanying notes are an integral part
                       of these consolidated statements

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       As of and for the Quarters Ended
                          September 30, 2001 and 2000


1.   CONSOLIDATED FINANCIAL STATEMENTS

        The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the "company") following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's 2000 Annual Report on Form 10-K.

2.   INVENTORIES

        Inventories as of September 30, 2001 and December 31, 2000 consist of the following:

                                        (In Thousands)

                                                 September 30,     December 31,
                                                     2001              2000
                                                 -------------     ------------

             Work in process                           $25,789         $ 27,373
             Finished goods                              2,574            3,143
             Raw materials and supplies                  2,652            2,286
                                                       -------         --------
               Total                                    31,015           32,802
             Less progress payments and
             customer deposits                          (9,173)         (16,012)
                                                       -------         --------
                                                       $21,842         $ 16,790
                                                       =======         ========

        A substantial portion of the above inventory balances relate to U.S. Government contracts. The company receives progress payments on the majority of its government contracts. The reduction in the progress payment balance from December 31, 2000 to September 30, 2001 is the result of lower average progress payments per aircraft received during 2001. The average progress payment per aircraft in 2000 reflects the highest average for any year during the term of the current KC135 contract. The title to all inventories on which the company receives these payments is vested in the government to the extent of the progress payment balance.

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

        The following table represents the net income per share calculations for the three month and nine month periods ended September 30, 2001 and 2000:

              (All numbers In Thousands, except Income Per Share)

                                                 Three               Nine
                                              Months ended       Months Ended
                                              September 30       September 30
                                              ------------       ------------

          2001
          Net Income                                $2,382             $7,711
          Weighted Average Shares                    4,029              4,028
          Basic Net Income Per Share                $ 0.59             $ 1.91
          Dilutive Securities: Options                 259                196
          Diluted Weighted Average Shares            4,288              4,224
          Diluted Net Income Per Share              $ 0.56             $ 1.83

          2000
          Net Income                                $1,599             $7,851
          Weighted Average Shares                    4,023              4,006
          Basic Net Income Per Share                $ 0.40             $ 1.96
          Dilutive Securities: Options                 273                229
          Diluted Weighted Average Shares            4,296              4,235
          Diluted Net Income Per Share              $ 0.37             $ 1.85

        Options to purchase approximately 101,000 and 46,000 shares of common stock related to September 30, 2001 and 2000, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

4.  DEBT

     Debt as of September 30, 2001 and December 31, 2000 consists of the following:

                                (In Thousands)


                                                  September 30,   December 31,
                                                      2001           2000
                                                 --------------   ------------
         Revolving credit facility                  $ 8,959         $10,296
                                                    =======         =======
         Senior Subordinated Loan;
         interest at 13.5%                          $     0         $ 2,460
         Term Loan A;
         interest at Prime plus 0.50%
         (6.00% at September 30, 2001)                2,900           2,900
         Term Loan B;
         interest at Prime plus 0.75%
         (6.25% at September 30, 2001)                1,138           1,925
         Capital Equipment Acquisition Facility;
         interest at Prime plus 0.50%
         (6.00% at September 30, 2001)                  788               0
         Term Loan C;
         interest at Prime plus 0.75%
         (6.25% at September 30, 2001)                1,504               0
         Other obligations: interest from  8.75% to
         10.95%, collateralized by security interest
         in certain equipment                           397             528

                                                      -----         -------
         Total long-term debt                         6,727           7,813
         Less portion reflected as current            2,350           3,674
                                                    -------         -------
         Long term-debt, net of current portion     $ 4,377         $ 4,139
                                                    =======         =======

     The company maintains a $20.0 million revolving credit facility, three term loans that were originated at $6.9 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. Additional amounts available under the revolving credit facility at September 30, 2001, based upon the calculation that defines the borrowing base, totaled $11.0 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2000 and capital assets that are acquired in future periods. At September 30, 2001, the company had $2.3 million of additional borrowing capacity under the capital equipment facility.

     Due to the "Lockbox" provisions of the company's revolving credit facility with its lender, coupled with a subjective acceleration clause, all of the revolving credit facility has been classified as current per the Emerging Issues Task Force ("ETIF") of the Financial Accounting Standards Board, EITF Issue No. 95-22, notwithstanding the three-year term of the credit agreement. Management does not believe that the subjective acceleration clause will be invoked, although there can be no assurances in that regard.

     The above loans are collateralized by substantially all of the assets of the company and have various covenants which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants as of September 30, 2001.

     Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could be used to secure additional financing.

5.  CONTINGENCIES

     United States Government Contracts - The company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a materially adverse effect on the company's consolidated results of operations, financial position, or cash flows.

     A Significant Portion of the Company's Revenue is Derived From a Few of its Customers- A small number of the company's customers account for a significant percentage of its revenues. The KC-135 program comprised 61.1% and 60.5% of the company's total revenues for the nine-month period ended
     September 30, 2001 and 2000, respectively.   The company's two largest
     customers generated approximately 74.6% of its revenues during this same period of 2001 and 65.3% in 2000. Termination or a disruption of its significant customer contracts, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company's business and impair the value of its common stock. Reference should be made to the company's 2000 Annual Report on Form 10-K for a description of the status of the KC-135 contract.

     Litigation

     Reference should be made to the company's 2000 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q for a description of the material legal proceedings of the company.

6. INCOME TAXES

     The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. As a result of the company's losses during 1997, the company provided a valuation allowance through its tax provision to fully reserve for its deferred tax assets at December 31, 1997. Since 1997, the company has returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. The net deferred tax assets at September 30, 2001 and 2000 reflect the portion of total deferred taxes for which management considers the realization through future profitability to be more likely than not. At September 30, 2001 the company had a remaining deferred tax valuation allowance of $6.1 million.

7. RECLASSIFICATIONS

     Certain amounts in the 2000 Statements of Operations have been reclassified to conform to the 2001 presentation. These reclassifications have no effect on Net Income or Shareholders' Equity.

8. SEGMENT INFORMATION

     The company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The Commercial Services Group, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California and Florida, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; and aircraft cargo-handling systems.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2000 Annual Report on Form 10-K. The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is not material. The company does not allocate income taxes, interest income and interest expense to segments.

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

     During the third quarter of 2000 the Company restated $1.2 million of international sales previously reported in the Commercial Services Group to the Manufacturing and Overhaul Group. The restatement had no effect on overall sales or earnings for the Company.

     The following table presents information about segment profit or loss for the three months ended September 30, 2001 and 2000:

                                                    (In Thousands)
                                                                            Manufacturing
Three Months Ended September 30, 2001          Government    Commercial        & Overhaul      Consolidated
                                               ----------    ----------     -------------      ------------
Revenues from external domestic customers         $26,179       $10,677           $ 4,591           $41,447
Revenues from external foreign customers                0             0                 0                 0
Inter-segment revenues                                 40             0                 0                40
                                                  -------       -------           -------           -------
Total segment revenues                            $26,219       $10,677           $ 4,591           $41,487
Elimination                                                                                             (40)
                                                                                                    -------
Total Revenue                                                                                       $41,447
                                                                                                    =======

Gross profit                                        6,512           969             1,384             8,865
Segment operating income (loss)                     4,305          (575)              364             4,094
Interest expense                                                                                        397
Income taxes                                                                                          1,315
                                                                                                    -------
Net income                                                                                          $ 2,382
                                                                                                    =======

Assets                                             38,775        16,641            11,045            66,461
Depreciation/amortization                             465           132                69               666
Capital Additions                                     763           395                32             1,190

                                                                            Manufacturing
Three Months Ended September 30, 2000          Government    Commercial        & Overhaul      Consolidated
                                               ----------    ----------     -------------      ------------
Revenues from external domestic customers         $29,158       $ 7,908           $ 3,188          $40,254
Revenues from external foreign customers                0        (1,196)            1,305              109
Inter-segment revenues                                466             0                 2              468
                                                  -------       -------           -------          -------
Total segment revenues                            $29,624       $ 6,712           $ 4,495          $40,831
Elimination                                                                                           (468)
                                                                                                   -------
Total Revenue                                                                                      $40,363
                                                                                                   =======

Gross profit                                        7,636          (722)            1,033            7,947
Segment operating income (loss)                     5,197        (2,035)              (45)           3,117
Interest expense                                                                                       566
Income taxes                                                                                           952
                                                                                                   -------
Net income                                                                                         $ 1,599
                                                                                                   =======

Assets                                            $30,665       $12,691           $11,526          $54,882
Depreciation/amortization                             391           117               112              620
Capital Additions                                   1,621           676               104            2,401

     The following table presents information about segment profit or loss for the nine months ended September 30, 2001 and 2000:

                                 (In Thousands)

                                                                            Manufacturing
Nine Months Ended September 30, 2001           Government    Commercial        & Overhaul      Consolidated
                                               ----------    ----------     -------------      ------------
Revenues from external domestic customers         $79,721       $32,736           $11,352          $123,809
Revenues from external foreign customers                0         2,228             1,200             3,428
Inter-segment revenues                                184             0                 0               184
                                                  -------       -------           -------          --------
Total segment revenues                            $79,905       $34,964           $12,552          $127,421
Elimination                                                                                            (184)
                                                                                                   --------
Total Revenue                                                                                      $127,237
                                                                                                   ========

Gross profit                                       20,096         4,397             3,451            27,944
Segment operating income (loss)                    13,619        (1,439)              (67)           12,113
Interest expense                                                                                      1,434
Income taxes                                                                                          2,968
                                                                                                   --------
Net income                                                                                         $  7,711
                                                                                                   ========

Assets                                            $38,775        16,641            11,045            66,461
Depreciation/amortization                           1,416           333               207             1,956
Capital Additions                                   3,248         1,315                97             4,660

                                                                            Manufacturing
Nine Months Ended September 30, 2001           Government    Commercial        & Overhaul      Consolidated
                                               ----------    ----------     -------------      ------------
Revenues from external domestic customers         $82,741       $30,417           $13,076          $126,234
Revenues from external foreign customers                0             0             1,305             1,305
Inter-segment revenues                                694             0                14               708
                                                  -------       -------           -------          --------
Total segment revenues                            $83,435       $30,417           $14,395          $128,247
Elimination                                                                                            (708)
                                                                                                   --------
Total Revenue                                                                                      $127,539
                                                                                                   ========

Gross profit                                       20,699           432             3,195            24,326
Segment operating income (loss)                    13,417        (4,330)              (42)            9,045
Interest expense                                                                                      2,018
Income taxes                                                                                           (824)
                                                                                                   --------
Net income                                                                                         $  7,851
                                                                                                   ========

Assets                                            $30,665       $12,691           $11,526          $ 54,882
Depreciation/amortization                           1,166           412               256             1,834
Capital Additions                                   4,684         1,702               308             6,694

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto included herein.

Three months ended September 30, 2001
Versus three months ended September 30, 2000

The table below presents major highlights from the quarters ended September 30, 2001 and 2000.

                                               (In $Millions)

                                        2001        2000       Change
                                     ----------  ----------   -----------


           Revenue                     $41.4         $40.4          2.5%
           Operating income              4.1           3.1         32.3%
           Income before taxes           3.7           2.6         42.3%
           Net income                    2.4           1.6         50.0%
           EBITDA                        4.8           3.7         29.7%


Sales in the Government Services Group decreased $3.4 million during the third quarter of 2001, or 11.5%, from $29.6 million in 2000 to $26.2 million in 2001. This decrease was due primarily to processing fewer aircraft under the C-130 paint contract of $1.7 million; lower revenue generation in the KC-135 Program Depot Maintenance (PDM) contract of $1.1 million due to delivering fewer PDM aircraft in the quarter offset, partially, by higher time and materials sales; and lower revenue in other contracts of $0.6 million. Sales in the Commercial Services Group increased by $4.0 million or approximately 59.7%, during the third quarter of 2001, from $6.7 million in 2000 to $10.7 million in 2001. This increase was primarily due to an increase in commercial Maintenance, Repair and Overhaul revenues of $6.6 million, offset by lower revenue on government contracts of $2.6 million. The Manufacturing & Overhaul Group saw its revenues increase slightly, $0.1 million, approximately 2.2%, during the third quarter of 2001, from $ 4.5 million in 2000 to $4.6 million in 2001, due to higher revenue, $0.5 million, in the Space Vector subsidiary offset by lower revenue in the PASS and Pemco Engineers subsidiaries of $0.1 million and $0.3 million respectively.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 27.4% commercial and 72.6% government during the third quarter of 2000 to 30.7% commercial and 69.3% government in 2001.

Cost of sales increased during the third quarter from $32.4 million in 2000 to $32.6 million in 2001, primarily as a result of increased revenue. This $0.2 million increase in the cost of sales was offset by higher production efficiencies during the quarter in the company's Commercial Services Group and Government Services Group. Overall, the gross profit percentage of the company increased from 19.7% in the third quarter of 2000 to 21.4% in the third quarter of 2001.

Selling, general, and administrative ("SG&A") expenses remained at approximately $4.8 million during the third quarter of both 2000 and 2001.

Interest expense was $0.6 million during the third quarter of 2000 versus $0.4 million during the same period in 2001. The effective average interest rate on the company's revolving credit facility was approximately 13.00% in 2000 and 6.57% in 2001.

During the third quarter the company recorded income taxes of $1.0 million and $1.3 million for 2000 and 2001, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was approximately $4.8 million for the three months ended September 30, 2001 compared to $3.7 million for the three months ended September 30, 2000.

Nine months ended September 30, 2001
Versus Nine months ended September 30, 2000

The table below presents major highlights from the nine month periods ended September 30, 2001 and 2000.

                                                    (In $Millions)

                                             2001         2000       Change
                                          ---------    ---------    ---------

           Revenue                          $127.2       $127.5      (0.2%)
           Operating income                   12.1          9.0      34.4%
           Income before taxes                10.7          7.0      52.9%
           Net income                          7.7          7.9      (2.5%)
           EBITDA                             14.1         10.9      29.4%


Sales in the Government Services Group decreased $3.5 million or 4.2%, from $83.4 million in 2000 to $79.9 million in 2001. This decrease was due primarily to processing fewer aircraft under the C-130 paint contract, $4.8 million, offset by greater time and materials sales in the KC-135 Program Depot Maintenance (PDM) and other contracts of $1.3 million. Sales in the Commercial Services Group increased by $4.6 million or approximately 15.1%, for the nine months ended September 30, 2001, from $30.4 million in 2000 to $35.0 million in 2001. This increase was primarily due to an increase in commercial Maintenance, Repair and Overhaul revenues of $9.4 million. This increase was offset by lower revenue on government contracts of $4.8 million. The Manufacturing & Overhaul Group saw its revenues decline $1.9 million, approximately 13.2% for the nine months ended September 30, 2001, from $14.4 million in 2000 to $12.5 million in 2001, this decrease was due to lower revenue in the Space Vector and Pemco Engineers subsidiaries of $1.5 million and $0.5 million, respectively, partially offset by an increase of $0.1 million at the PASS subsidiary. Intercompany eliminations of revenue were $0.1 million and $0.7 million in the nine months ended September 30, 2001 and 2000, respectively.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 34.9% commercial and 65.1% government during the nine months ended September 30, 2000 to 33.5% commercial and 66.5% government in 2001.

Cost of sales decreased during the nine months ended September 30 from $103.2 million in 2000 to $99.3 million in 2001. In addition to the normal decrease in costs associated with the slightly decreased revenue, cost of sales was also affected by higher production efficiencies during the year in the company's Commercial Services Group and Government Services Group. Overall, the company's gross profit percentage increased from 19.1% in the nine months ended September 30, 2000 to 22.0% in the same period of 2001.

SG&A expenses increased during the nine months ended September 30, from $15.3 million in 2000 to $15.8 million in 2001. This increase in SG&A expenses is due primarily to increased rates of spending in Engineering, Business Development and other SG&A areas and reflects the effects of the company's efforts to strengthen and improve these areas in 2001.

Interest expense was $2.0 million for the nine months ended September 30, 2000 versus $1.4 million during the same period in 2001. The effective average interest rate on the company's revolving credit facility was approximately 12.6% in 2000 and 7.56% in 2001.

Net income results for the nine months ended September 30, 2001 and September 30, 2000 reflect the favorable impact of adjustments made to the company's deferred tax valuation allowance. These adjustments were made in the second quarter of both years. In 2001, this adjustment added $1.0 million to net income while in 2000 this adjustment added $2.1 million. In addition, the tax provision in the first nine months of 2000 was lower than the statutory rate because of alternate minimum tax considerations.

EBITDA was approximately $14.1 million for the nine months ended September 30, 2001, compared to $10.9 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

The table below presents the major indicators of financial condition and liquidity.

                                 (In $Thousands Except Long Term Debt to Equity)

                                     September 30,   December 31,
                                         2001            2000        Change
                                    -------------   -------------  ----------

Cash                                   $ 1,985         $ 1,441      $   544
Working Capital                          2,878          (4,409)       7,287
Revolving credit facility                8,959          10,296       (1,337)
Long term debt and capital lease         4,377           4,139          238
 obligations
Shareholders' equity                    17,660           9,927        7,733
Long term debt to equity                  24.8%           41.7%        16.9%

The company's revolving credit facility is included in current liabilities.  See
Note 4 to the Consolidated Financial Statements for detailed explanations of the company's debt and the classification of the revolving credit facility as current. Management does not believe that the subjective acceleration clause, mentioned in Note 4 will be invoked, although there can be no assurances in that regard.

Operating activities provided $7.6 million of cash for the nine months ended September 30, 2001. During this same period, the company borrowed $1.9 million as a discretionary term loan and $0.8 million on its capital equipment acquisition facility. These two new loans carry variable interest rates, which were 6.00% and 6.25%, respectively, at September 30, 2001. Cash was used during the nine months ended September 30, 2001 for $4.7 million of capital expenditures and to make the final two payments, totaling $2.5 million, under the company's Senior Subordinated debt agreement.

At September 30, 2001 the company had additional borrowing capacity of $2.3 million under its capital equipment acquisition facility and $11.0 million under its revolving line of credit.

On September 21, 2001 the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the company's issued and outstanding shares. The repurchases are authorized to be made from time to time through open market purchases, privately negotiated transactions, or both. The Board of Directors approved the repurchase program after considering current economic and market factors and the company's capital position. The program does not obligate the company to acquire any particular number of shares and may be suspended at any time at the company's discretion. As of the date of this report, the company has repurchased 2,500 shares. All shares were acquired subsequent to September 30, 2001.

The company maintains a defined benefit pension plan (the "Plan") that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. As disclosed in the company's 2000 Annual Report on Form 10-K, the Plan's assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of the investment securities have occurred and could continue in the near term. The impact of a continued decline in the fair value of such securities could cause the company to increase its funding of the Plan as required by law. Such funding requirement, which is not yet determinable, would be required in fiscal 2002. Management continues to monitor this requirement and will implement strategies to offset any material funding requirements that are necessary.

Funding for the advancement of the company's strategic goals, including investment in targeted business areas and acquisitions, is expected to continue. The company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next twelve months. However, the company could elect, or could be required, to raise additional funds during that period, and the company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the company's stockholders. The company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

Backlog

The following table presents the company's backlog (in thousands of dollars) at September 30, 2001 and September 30, 2000:


                Customer Type             2001              2000
                --------------           -------          --------

                U.S. Government          $115,079          $120,211

                Commercial                 15,055            14,294
                                         --------          --------

                Total                    $130,134          $134,505
                                         ========          ========

Government backlog, which represents 88.4% of the company's total backlog, decreased $5.1 million, or 4.3%. Space Vector accounted for $2.0 million of this decrease due to completion of contracts in 2000. The 2001 Government backlog does not include the full potential amount from the recent award of new business to the company's Space Vector subsidiary, as it has not, as of the date of this report, been fully funded. In addition, the backlog does not include several other contract awards that are, as of the date of this report, not yet funded. Backlog at the company's Government Services Group decreased $2.0 million as a result of lower year over year inductions of aircraft under the final year of the KC135 contract. Government backlog also decreased $1.1 million, in the Commercial Services Group, as a result of completing the H-3 helicopter contract.

Substantially all of the company's government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the company's contracts typically provide that orders may be terminated with limited or no penalties.

The company's commercial backlog at September 30, 2001 increased $0.8 million or
5.3%.    The Commercial Services Group increased backlog by $1.1 million over the third quarter of 2000. This increase was partially offset by a $0.3 million decrease of backlog at the Pemco Engineers operating unit.

The company has historically derived approximately $0.40 in additional sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing this work the company frequently discovers necessary repairs that are in addition to the original scope. These additional repairs, which are approved by the customers before being performed, often lead to "over and above" time and materials sales.

As previously announced by the company, and in furtherance of disclosure found in the company's 2000 Annual Report on Form 10K, the company is in the final stages of negotiation of a long-term contract with The Boeing Company for PDM work on the KC-135 aircraft for the United States Air Force. As of the date of this report, the company has inducted five KC-135 aircraft at its Birmingham facility under an interim agreement in anticipation of finalization of a long-term agreement.

The company is actively engaged in pursuing both additional contracts and new customers on a regular basis. While there can be no guarantee of success, the company expects that it will be awarded additional orders and contracts in the normal course of business.

Contingencies

See Note 5 to the Consolidated Financial Statements.

The Company's Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company's plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption "Factors That May Affect Future Performance" in the company's 2000 Annual Report on Form 10-K, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt.
The variable rate debt is related to the company's revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan (6.00% and 6.25% at September 30, 2001). If the prime rate had increased 100 basis points, net income would have been reduced by approximately $40,000 during the quarter, and $114,000 during the year.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 to the Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits

         None.

         b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PEMCO AVIATION GROUP, INC.



Dated: November 12, 2001              By:/s/ Ronald A. Aramini
       -----------------                 ---------------------
                                         Ronald A. Aramini, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


Dated: November 12, 2001              By:/s/ John R. Lee
       -----------------                 -----------------
                                         John R. Lee, Sr. Vice President and
                                         Chief Financial Officer
                                         (Principal Finance & Accounting
                                         Officer)