Form 10-K405
period 2001-12-31
PEMCO AVIATION GROUP INC
filed 2002-03-27
CIK 771729

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001, or

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

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the Common Stock held by non-affiliates on March 21, 2002 was approximately
                                 $40,490,938

 The number of shares of the company's Common Stock outstanding as of March 21, 2002 was
                                  4,094,129

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2001) are incorporated by reference in Part III.

                           FORM 10-K ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2001

                          PEMCO AVIATION GROUP, INC.

PART I                                                                     Page
Item 1.   Business                                                            1
Item 2.   Properties                                                         13
Item 3.   Legal Proceedings                                                  15
Item 4.   Submission of Matters to a Vote of Security Holders                17

PART II
Item 5.   Market for company's Common Equity and Related Stockholder
          Matters                                                            17
Item 6.   Selected Financial Data                                            18
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         33
Item 8.   Financial Statements and Supplementary Data                        34
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               72

PART III
Item 10.  Directors and Executive Officers of the company                    72
Item 11.  Executive Compensation                                             72
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                         72
Item 13.  Certain Relationships and Related Transactions                     72

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    72

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

The company's Commercial Services Group provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates ("STCs"). The company believes that it is the only company in the world currently certified by the FAA for passenger to freighter conversions of the 737-300 and it is currently investigating the economic potential of the 757 for conversion to freighter configuration. The company's facilities, tooling, and experienced labor force enable it to perform a broad range of airframe modifications for commercial customers. The company has performed over 250 cargo conversions of narrow and wide-body commercial aircraft.

The company's Manufacturing and Overhaul Group designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

B.     SIGNIFICANT DEVELOPMENTS

CONTRACT WITH BOEING AEROSPACE SUPPORT CENTER

On December 12, 2001 the company entered into a contract with the Boeing Aerospace Support Center to serve as a subcontractor to Boeing for Programmed Depot Maintenance ("PDM") on KC-

135 aircraft. This new contract continues the company's more than 32-year involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of approximately $600 million over the course of the agreement if all options are exercised.

IMPACT OF SEPTEMBER 11, 2001 TERRORIST ACTIVITIES

The Commercial segments of the company's business have seen a general slow down of sales since the terrorist attacks on September 11, 2001. Many airlines cut the size of their fleets after the attacks by parking aircraft. In general, the aircraft parked were those that were due for maintenance. As the airlines continue to try to reduce expenditures they are actively deferring discretionary maintenance and performing mostly mandatory maintenance. In the event that commercial air traffic levels return to levels similar to those prior to the terrorist attacks, the company anticipates that there will be a surge in the general level of maintenance activity as airlines return parked aircraft to service and resume performing deferred discretionary maintenance.

The Government Services Group of the company has seen no significant change in business activity due to the attacks. It has, however, increased security at its facility.

DEFINED BENEFIT PENSION PLAN

As a result of unfavorable investment returns related to the company's Defined Benefit Pension Plan (the "Plan") in 2001 coupled with an increase in actuarial liability, the company made a $3.0 million contribution to the Plan during the fourth quarter of 2001. In addition to this contribution, the company accrued a long-term pension benefit obligation in the amount of $15.3 million, recorded an intangible pension asset of $6.5 million, increased its deferred tax asset $3.3 million, and recorded a $5.5 million charge to comprehensive income. The company anticipates that it will be required to make further contributions to the Plan during 2002. Under ERISA rules, the company expects that the minimum required contribution is approximately $1.6 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

TREASURY STOCK

At the end of the third quarter of 2001, the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the issued and outstanding shares. The Board of Directors approved the repurchase program after considering current economic and market conditions, the capital position of the company, and the prevailing price at which shares of the company's common stock were trading. The program does not obligate the company to acquire any particular number of shares and may be suspended at any time at the company's discretion. As of the date of this report, the company had acquired 7,500 shares under the repurchase program.

AS 9000/ISO 9002 CERTIFICATION

On October 12, 2001 the Pemco Aeroplex subsidiary of the company was notified that it had completed the requirements for and been certified as ISO 9002 compliant. At this same time Pemco Aeroplex also received the related Aerospace Standard, AS 9000, certification.

INCREASE IN THE NUMBER OF COMPANY DIRECTORS

On December 14, 2001 the company's Board of Directors passed a resolution increasing the number of directors on the Board from six to seven. At this same meeting, General Ronald W. Yates, USAF, Retired, was elected to fill the new position. General Yates had previously served as a member of the Advisory Board for the company since April of 2000 and has 35 years of experience and expertise in military procurement.

CONTRACT WITH NORTHROP GRUMMAN

On February 7, 2002 the company entered into an agreement with Northrop Grumman Corporation to perform Programmed Depot Maintenance on Joint Surveillance Target Attack Radar Systems E-8C aircraft ("Joint STARS"). The contract includes one base year and four option years. The E-8C aircraft is a highly modified Boeing 707-300 aircraft that has become an integral component of the airborne segment of the United States Air Force/United States Army Joint Surveillance efforts.

DOTHAN EXPANSION

In December 2001, the company began construction on a hangar expansion at its Dothan, Alabama facility. The project, estimated to cost approximately $2.5 million, will add an additional 25,000 square feet and an another set of aircraft doors to one of the existing hangars at the facility. When completed in August 2002, the expanded hangar will be able to accommodate five narrow body or two wide body aircraft.


C.     INDUSTRY OUTLOOK

In general, despite the signs of a short-term slow-down in commercial air traffic growth caused by both the economy and the events of September 11, 2001, the company believes that demand for aircraft maintenance and modification services will recover strength. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. Signs continue to be positive that the third-party maintenance and modification industry will be the beneficiary of these trends in the coming years. In addition, the recent growth of E-Commerce, with its related increase in package deliveries, should provide additional demand for cargo aircraft.

Industry estimates indicate that approximately one-third of the demand for cargo aircraft will be met by deliveries of new aircraft with the remaining two-thirds supplied by passenger to cargo aircraft conversions.

MILITARY MAINTENANCE AND MODIFICATION INDUSTRY

The need for immediate rapid deployment of military forces has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budgets in prior years. Budget restrictions have limited the U.S. Government's ability to replace substantial portions of its aging transport fleets. The U.S. Government thus continues to utilize older aircraft. Typically these older aircraft require more service than newer aircraft, generating greater revenue for the military maintenance and modification sector of the industry.

One of the company's core competencies for 49 years has been military aircraft maintenance and modification. The company believes that this core competency will enable it to continue to provide services to its military customers and to participate in teaming arrangements with public or private operators. Bundling requirements, however, may limit the company's ability to compete for major new military contracts as a prime contractor. In order to mitigate the effects of contract bundling, the company plans to team with major contractors whenever desirable.

COMMERCIAL MAINTENANCE AND MODIFICATION INDUSTRY

World air travel is projected to continue to grow during the next ten years. Forecasts by Airbus Industrie projects that passenger air traffic will increase through the year 2010, with the active fleet to increase by 83% during that period. Boeing's World Air Cargo Forecast estimates that the freighter fleet will nearly double in the next seventeen years with nearly 60% of the world's air traffic focused in the United States. The commercial maintenance industry is also expected to grow in the upcoming years as airlines continue to outsource their maintenance needs. Based on Boeing's estimations of substantial growth in the Maintnance Repair and Overhaul ("MRO") market over the next 20 years, and the company's expectation that the percentage of outsourced airframe maintenance in the MRO market could increase to 25% in that same time period, the company believes that the market segment in which it operates could grow substantially over the next several years.

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

D.     PRINCIPAL PRODUCTS AND SERVICES

AIRCRAFT MAINTENANCE & MODIFICATION

     GENERAL

The company's aircraft maintenance and modification services include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year programs for both military and commercial customers. The company's military customers include the United States Armed Forces ("Armed Forces") and certain foreign military services. The company's commercial customers include some of the major global lessors of aircraft as well as airlines and airfreight carriers.

The company employs a large skilled work force. The principal services performed are PDM, commercial "C"-level and "D"-level heavy maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, aircraft stripping and painting, rewiring, parts fabrication and engineering support. While some of these services are performed exclusively for either military or commercial customers, the majority of the services are performed for both customer groups.

The company's competition for military aircraft maintenance contracts includes Boeing Aerospace Support Center, Lockheed-Martin Aeromod, Raytheon-E Systems, and various military depots. The company's competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division (formerly Tramco), Dee Howard Aircraft Maintenance, Timco Aviation Services, Singapore Technologies (Mobile Aerospace Engineering and Dalfort Aerospace), and approximately ten smaller independent repair and modification operators. While many of the company's competitors tend to specialize on specific portions of the aircraft, the company focuses on total airframe repair, maintenance and conversion. The company considers its competitive strengths to be its emphasis on quality, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and strong customer base.

     GOVERNMENT SERVICES GROUP

The company provides aircraft maintenance and modification services on a contract basis to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its Government Services Group. The majority of the aircraft that the company services are transports such as the C-130 "Hercules" and refueling aircraft such as the KC-135. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2040. These aircraft are essential to support peacetime operations and war or contingency deployments. The Armed Forces cannot deploy without these resources. The demands placed on these aircraft mean that they require maintenance services such as those provided by the company.

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

The principal services performed under military contracts are PDM, systems integration of component upgrades and modification of fixed wing aircraft. The PDM is the most thorough scheduled maintenance "check-up" for a military aircraft, entailing a bolt-by-bolt, wire-by-wire and section-by-section examination of the entire aircraft. The typical PDM program involves a nose to tail inspection and a repair program on a four or five-year cycle. In addition to heavy maintenance, the program can include airframe corrosion prevention and control, rewiring, component overhauls and structural, avionics and various other system modifications.

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

The company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 49 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4, F-15, F-16, T-38 and U.S. Navy H-2 and H-3
helicopters.

In August 1994, the U.S. Air Force awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company is currently completing work on aircraft inducted for PDM under this contract. On December 12, 2001 the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company's involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million over the course of the agreement if all options are exercised.

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

The Government Services Group is located in Birmingham, Alabama in facilities that are believed to be the largest for third party maintenance in North America with approximately 1.9 million square feet under roof.

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

The "C" check is an intermediate level service inspection that, depending upon the Federal Aviation Administration ("FAA") approved maintenance program being used, includes systems operational tests, thorough exterior cleaning, and limited interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing.

The "D" check is a more intensive inspection of the aircraft structure. The "D" check includes all of the work accomplished in the "C" check but places more emphasis on the integrity of the systems and structural functions. In the "D" check, the aircraft is disassembled to the point where the entire structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system's functional test series.

The form, function and interval of the "C" and "D" checks are different with each operator's program. Each operator must have its particular maintenance program approved by the FAA. A number of variables determine the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called "flight cycles") that the aircraft regularly performs.

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

The company holds STCs from the FAA for the conversion of various aircraft from passenger-to-freighter, passenger-to-quick-change, and combination passenger and freighter conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA and are then certified by an additional STC. The company holds passenger-to-freighter configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300, DC-9 aircraft, and
BAe-146 aircraft. Additionally, the company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The company believes that it is the only company in the world currently certified by the FAA for passenger to freighter conversions of the 737-300, and based on its belief that demand for conversions of this model of aircraft will increase, the company is expecting to expand this line of business in 2002.

Contracts for commercial aircraft are performed at the company's Dothan, Alabama facility. During 2001 and 2000 this facility received the FAA Diamond award for its training activities.

     MANUFACTURING & OVERHAUL

The company, through its Manufacturing and Overhaul Group, designs and manufactures proprietary aerospace products; various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems (which the Commercial Services Group often installs); and high precision parts and components for aircraft. This group is comprised of independent niche manufacturing and service businesses, which, with the exception of space systems, are complementary to the company's aircraft services businesses.


     CARGO HANDLING SYSTEMS & HIGH PRECISION COMPONENTS

The company designs and manufactures on-board cargo-handling systems for many types of large transport aircraft and certain military aircraft. In addition, the company also produces high precision components used in a variety of industrial, commercial and residential applications. The company employs its in-house design engineering staff, skilled labor force, fully-computerized machinery, and advanced manufacturing techniques to produce a wide variety of products. These products include the company's own proprietary aircraft cargo handling systems as well as other cargo handling systems, individual spare parts and other precision-machined components.

The company's principal markets for cargo handling systems are major United States and foreign airlines and aircraft manufacturers. The company has approximately eight competitors in this market and considers its strengths in this industry to be its innovation, quality and response time, and on time delivery.

The markets for high precision components cover a wide range of manufacturers in numerous industries. There are approximately 500 manufacturers of components in the United States corresponding to an industry size of approximately $1 billion. The company's competitors range in size from "single-machine" shops to companies with revenues exceeding $20 million. Most of the competitors, however, produce a broader mix of products while the company focuses on the manufacture of high precision components. The company considers its strengths in this industry to be its quality, competitive pricing, and on time delivery.

McDonnell Douglas (Boeing) has recognized this division as a Gold or Silver level contractor in each of the last six years.

The company's Pemco Engineers division, located in Corona, California, produces the cargo handling system and high precision components product lines.

       SPACE VEHICLES AND SUPPORT SYSTEMS

The company's Space Vector subsidiary maintains a research, development and engineering staff dedicated to the design, manufacture and launch of space-related systems. These systems include scientific sounding rockets, sophisticated guided target missiles, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. The company serves primarily as a subcontractor on large U.S. Department of Defense programs. The company has also had prime contracts with NASA in support of space science and performs a limited amount of commercial space work.

The company's principal markets for its space and missile products are the U.S. Government and prime contractors to the U.S. Government. The company's competition ranges from small organizations for the component subsystems to major corporations for the design systems integration, and manufacture of spacecraft and launch vehicles. The company considers its competitive strength to be its technical and managerial competence. The company's contracts are awarded in accordance with the U.S. Government's competitive bidding practices. The company's Space Vector subsidiary is located in Chatsworth, California.

E.     SALES

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

All of the company's revenues during 2001 were generated in the United States and all of the company's assets were located in the United States. Approximately 2% of revenues in 2001 were generated from foreign owned entities.

The company provides maintenance and modification services for foreign-based aircraft owners and operators at its U.S. facilities. The company's Space Vector and Pemco Engineers subsidiaries also sell in export markets. The services and products sold at the company's U.S. locations are generally payable in U.S. dollars.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years:

Product and Service Rendered                  2001     2000     1999
----------------------------                  ----     ----     ----

Aircraft Maintenance and Modification          91%      89%      85%

Space Vehicles and Support Systems              4%       4%       7%

Cargo Handling Systems & High Precision         5%       6%       5%
Parts

Nacelle Overhaul and Repair                     0%       1%       3%
                                              ----     ----     ----
Total                                         100%     100%     100%
                                              ====     ====     ====

Export Sales - Principally Europe and Canada    2%       2%       6%

MAJOR CUSTOMERS

The following table presents the percentages of total sales for the company's largest customers for the last three fiscal years:

Customer                                        2001     2000     1999
--------                                        ----     ----     ----

U.S. Government - principally the Air Force,     67%      75%      63%
Army, Navy, and NASA

Emery Worldwide                                   0%       9%       0%

Northwest Airlines                               18%       5%      12%


F.     BACKLOG

The following table presents the company's backlog (in thousands of dollars) at December 31, 2001 and 2000:

Customer Type              2001          2000
-------------              ----          ----

U.S. Government       $ 127,145     $ 109,260

Commercial               16,257        12,041
                      ---------     ---------
Total                 $ 143,402     $ 121,301
                      =========     =========

Government backlog, which represents 88.7% of the company's total backlog, increased $17.9 million, or 16.4 %. $13.7 million of this increase was attributable to the company's Government Services Group, while the company's Space Vector subsidiary increased backlog $4.9 million. During 2001, the Commercial Services Group completed its final work under the H-3 helicopter program, which resulted in its Government backlog decreasing $0.7 million.

The Government Services Group received 39 aircraft in 1999, 37 aircraft in 2000 and 33 aircraft in 2001 for PDM under its contracts. The company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

Substantially all of the company's government backlog can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the company's contracts typically provide that orders may be terminated with limited or no penalties.
The company's commercial backlog at December 31, 2001 increased $4.2 million or 35.0%. $4.1 million of this increase occurred at the Commercial Services Group while the Pemco Engineers subsidiary increased its backlog $0.1 million.

The company has historically derived an additional $0.40 in sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing these scopes of work the company frequently discovers necessary repairs that are out of scope. These additional repairs, which are approved by the customers before being performed, lead to "over and above" time and material sales. While it cannot be certain that this work will continue in the future, the company currently has no reason to believe that it will decrease.

G.     RAW MATERIALS

The company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. Except as noted below with respect to Government Furnished Material ("GFM"), the company experienced no significant shortages of raw material essential to its business during 2001 and does not anticipate any shortages of critical commodities over the longer term. Predicting the availability of supplies is extremely difficult because so many factors that could cause such possible shortages are outside the company's control.

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

Government in each of 1999, 2000 and 2001, and as a result, experienced a disruption in scheduled workflow.

H.     PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The company holds approximately 120 FAA-issued STCs that authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-quick change configurations and ground proximity and wind shear warning systems. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, DC-9, BAe-146, Convair 580, General
Dynamics 340/440, Lockheed 382 & 188, Mitsubishi YS-11, McDonnell Douglas C-54 and Airbus A320 series aircraft. Approximately 21 of the company's STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The company develops its STCs either internally or under licensing agreements with the original equipment manufacturer.

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

On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the agency's response to the 1999 samples. This plan was approved in 2001 and evaluation and testing continues.

On October 5, 1998, the company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding alleged violations of Toxic Substance Control Act and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On November 19, 1998, the company and the EPA entered into a CACO resolving the complaint. Under the CACO, the company agreed to pay a penalty of $91,800 over a three-year period, the final payment of which was made during 2001.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company's capital expenditures, earnings and competitive position.

J.     EMPLOYEES

On December 31, 2001, the company employed 2,029 persons. Approximately 1,575 of these employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America ("UAW"), International Association of Machinists and Aerospace Workers ("IAM"), and the Association of Plant Police of America ("APPA").

ITEM 2.  PROPERTIES.

Following is a list of the company's properties.

BIRMINGHAM, ALABAMA

The Government Services Group, as well as the company's corporate offices, is located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 192 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 55,000 square foot general office building which houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower, which supplements the FAA-managed municipal air control tower for handling aircraft on the company's property and a fire-fighting unit, which supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

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

The Dothan facility is an approved FAA, JAA and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement, which, inclusive of a ten-year option period, expires in December 2033.

CHATSWORTH, CALIFORNIA

Space Vector Corporation, part of the Manufacturing and Overhaul Group, is located in Chatsworth, California. This facility consists of three industrial buildings of approximately 63,000 square feet. One of these buildings, approximately 7,000 square feet, is currently subleased. Space Vector Corporation occupies these buildings under a lease agreement, that expires in April 2004.

CORONA, CALIFORNIA

The Pemco Engineers subsidiary of the Manufacturing and Overhaul Group is located in Corona, California. The facility consists of approximately 27,000 square feet and houses production and administrative functions. The facility is held under a lease agreement, that, inclusive of a five-year option period, expires in June 2007.

CLEARWATER, FLORIDA

The company's Clearwater facility is located at the St. Petersburg/Clearwater International Airport in Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes two bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,500 feet), an FAA Flight Service Station and a control tower. Until December 2001 the facility housed the PASS subsidiary of the Manufacturing and Overhaul Group. In December of 2001 the operations of the PASS business unit were transferred to Dothan,

Alabama. The majority of the facility has been sub-leased to a third party aviation related business since April of 2000.

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September 2005, exclusive of four optional renewal periods of five years each which would extend the lease until September 2025.

ITEM 3. LEGAL PROCEEDINGS

GOVERNMENT LAWSUIT

On May 27, 1997, the United States Attorney filed a three count civil complaint alleging a violation of the Civil False Claims Act, contract claims based on theories of mistake of fact, and unjust enrichment. The alleged violations pertain to C-130 Wings which were purchased by the company from the Government as scrap, some of which were subsequently refurbished and sold. On September 3, 1997 the company's motions to dismiss the case were granted. On October 31, 1997 the United States filed an appeal to the Eleventh Circuit Court, which affirmed the lower court's dismissal of the case. Although the government did not seek a rehearing, in July 1999 the Eleventh Circuit Court ordered en banc reconsideration. In November of 1999 the Eleventh Circuit reversed and reinstated part of the case. On February 7, 2001 the case was settled between the parties, with no recognition of liability.

HAYES INTERNATIONAL LAWSUIT

The company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC during the mid to late 1980s. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Following several settlements, the only remaining claim is for indemnity on one aircraft operated by Tower Air. Management believes that the result of this lawsuit will not have a material impact on the business of the company.

INSURANCE LAWSUIT

On May 1, 1998, the company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance company, the company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 do not require National Union Fire Insurance company to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX/Airlog and others. The complaint filed in the U.S. District Court of the Northern District of California also named American International Airways, Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998, Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. On June 1, 2001, the Court issued an Order of Dismissal dismissing Pemco Aeroplex from this litigation.

BREACH OF CONTRACT LAWSUITS

In September 1999, the company's Pemco Aeroplex subsidiary was served with a complaint filed by Sun Country Airlines in the Superior Court of the State of California for the County of San Bernardino, alleging various claims including breach of contract and negligence relating to maintenance services performed by the company's subsidiary on one of Sun Country's aircraft. The complaint sought damages in excess of $0.8 million. On December 4, 2001 the company settled the case for $50,000.

On October 6, 2000, the company's subsidiary, Pemco Aeroplex, filed suit against Certex of Alabama, an unincorporated division of Bridon American Corporation, for breach of contract and fraud with regard to the supply of deficient wire rope that is installed as aircraft flight control cables on KC-135 aircraft. The case, filed in the circuit court of Jefferson County, Alabama, was brought to trial and on September 20, 2001, a jury returned with a verdict in favor of the company in the amount of $7.5 million. The Court, upon a post-judgment motion filed by Certex, reduced the judgment to $2.5 million. Certex has appealed that Order to the Supreme Court of Alabama. The company believes the appeal is without merit and will continue to pursue final judgment on the Order. The company, pending appeal, has not recorded the $2.5 million favorable judgment.

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The case was ordered to arbitration by the court and sent back to the District Court in 2001 when settlement was not reached. District court denied the company's Motion for Reinstatement. The company has filed for a stay of proceedings to resolve certain matters filed before the 11th Circuit Court of Appeals on October 31, 2001; specifically, the issue of whether arbitration is required where the contract calls for "alternative dispute resolution." Management believes that the results of this lawsuit will not have a material impact on the business of the company.

EMPLOYMENT LAWSUITS

On December 9, 1999 the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama determined that the group would not be certified as a class as the plaintiffs withdrew their request for class certification. The EEOC subsequently entered the case purporting a parallel class action. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

A purported class action, brought against the company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. Twenty-eight individuals filed a new action shortly thereafter, in the circuit Court of Jefferson County, Alabama, which has since been joined by approximately 90 other individuals. The company filed for summary judgment on all claims on February 20, 2000. Summary judgment was granted with regard to 35 of those individuals. The Court required two individual cases to be tried prior to certification of any issues for appeal. These two cases were tried in June of 2001. The Court directed a verdict in the company's behalf in one case and a jury returned with a defense verdict in favor of the company in the other case. The company has now accepted an offer of settlement proposed by the plaintiffs under terms favorable to the company. The parties are working towards finalization of that settlement.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers' compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims.

The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company's financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of the company's stockholders in the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock trades on the Nasdaq National Market System under the symbol "PAGI." The following table sets forth the range of high and low sales prices for the common stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq. Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

                                         2001                       2000
Quarter Ended                       High       Low             High       Low
-------------                       ----       ---             ----       ---

March 31                         $ 12.00   $  8.13          $ 11.50   $  7.88

June 30                          $ 11.89   $  8.55          $ 18.94   $  8.13

September 30                     $ 14.40   $ 10.11          $ 17.13   $ 12.19

December 31                      $ 18.00   $ 11.21          $ 15.61   $  9.00

On March 21, 2002, there were 4,094,129 shares of common stock issued and outstanding held by approximately 1,000 owners of record.

The company has never paid cash dividends on its common stock and currently intends to continue that policy indefinitely. The company's revolving credit facility restricts its ability to pay dividends.

The last reported sales price of the company's common stock on March 21, 2002 was $21.00.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the company's financial statements and accompanying notes located elsewhere in this report and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating data for the company is as follows (in thousands of dollars, except per share data):

                          Year      Year      Year      Year      Year
                          Ended     Ended     Ended     Ended     Ended
                        12/31/01  12/31/00  12/31/99  12/31/98  12/31/97
                        --------  --------  --------  --------  --------

Net Sales               $165,460  $161,664  $169,273  $141,770  $122,258

Income (loss) from
Operations                16,109    10,503     6,767     8,610  (22,611)

Net Income (loss)         14,862     9,449     6,177    10,054  (33,150)

Net Income (loss) per
common share - diluted  $   3.50  $   2.23  $   1.52  $   2.53   ($9.19)

Consolidated balance sheet data for the company is as follows (in thousands of dollars):

                        Year      Year      Year      Year       Year
                        Ended     Ended     Ended     Ended     Ended
                      12/31/01  12/31/00  12/31/99  12/31/98   12/31/97
                      --------  --------  --------  --------   --------

Working Capital         $9,728  $(4,455)  ($7,618)    $3,286  ($27,911)

Total Assets            76,176    60,129    57,403    49,469     46,333

Long Term Debt           3,994     4,199     4,168    21,824          0

Other Long Term
Liabilities             15,567     2,641     3,023     3,063      6,157

Stockholders' Equity
(deficit)               19,349     9,927       138   (6,040)   (16,337)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto included herein as Item 8.

TWELVE MONTHS ENDED DECEMBER 31, 2001
VERSUS TWELVE MONTHS ENDED DECEMBER 31, 2000


The table below presents major highlights from the years ended December 31, 2001 and 2000.

                                    (In $Millions)

                               2001       2000      Change
                             -------    -------    --------

Revenue                      $165.5     $161.7        2.4%
Operating income               16.1       10.5       53.3%
Income before taxes            14.8        7.7       92.2%
Net income                     14.9        9.5       56.8%
EBITDA                         19.6       13.6       44.1%


Sales in the Government Services Group increased slightly from $104.1 million in 2000 to $104.4 in 2001. The Commercial Services Group sales increased $5.4 million, 13.5%, during 2001, from

$40.0 million in 2000 to $45.4 million in 2001. Sales in the Manufacturing & Overhaul Group declined $2.5 million, 13.6%, during 2001, from $18.4 million in 2000 to $15.9 million in 2001.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 25% commercial and 75% government in 2000 to 33% commercial and 67% government in 2001.

The $0.3 million increase in the sales of the Government Services Group was due primarily to increased throughput under the KC-135 PDM contracts of $5.5 million and an increase of $0.6 million in other contracts. These increases were partially offset by a drop of $5.8 million in the C-130 Paint Contract. The KC-135 PDM contracts represented 97.7% of the revenue of the Government Services Group in 2001 and 92.7% in 2000.

The increase in the Commercial Services Group revenue of $5.4 million was primarily due to increases in commercial Maintenance, Repair, and Overhaul ("MRO") and Conversion revenues of $11.8 million and $0.4 million, respectively. These increases were partially offset by lower work on government contracts of $6.8 million primarily due to completion of the H-3 helicopter contract.

Revenue in the Manufacturing & Overhaul Group decreased $2.5 million in 2001. Sales at the Space Vector subsidiary decreased $0.5 million as a result of lower revenues during the first five months of the year due to a lack of contract revenues. Revenue in the Pemco Engineers subsidiary decreased $2.0 million during the year primarily due to a drop in orders for replacement parts for cargo handling systems combined with a decrease in orders for new cargo handling systems.

Cost of sales decreased from $130.9 million in 2000 to $128.9 million in 2001. The lower cost of sales for 2001 was partially the result of higher production efficiencies in the company's Commercial Services Group and Government Services Group. Overall, the company's gross profit percentage increased from 19.0% in 2000 to 22.1% in 2001.

Selling, general, and administrative expenses increased slightly from $19.9 million in 2000 to $20.4 million in 2001. The expenses remained constant at 12.3% as a percentage of sales in 2000 and 2001.

Interest expense was $1.3 million in 2001 versus $2.8 million in 2000. The effective average interest rate on the company's revolving credit facility was approximately 12.5% in 2000 and 7.4% in 2001. During 2001 the company's interest rate decreased due to the new credit facility signed in November 2000 and making final payments on high interest rate loans originated in prior years.

The company recorded income tax benefits in 2001 and 2000 of $0.1 million and $1.8 million, respectively. (See Notes to the Consolidated Financial Statements.)

TWELVE MONTHS ENDED DECEMBER 31, 2000
VERSUS TWELVE MONTHS ENDED DECEMBER 31, 1999

The table below presents major highlights from the years ended December 31, 2000 and 1999.

                                    (In $Millions)

                               2000     1999     Change
                             -------  -------   --------

Revenue                      $161.7   $169.3      -4.5%
Operating income               10.5      6.8      54.4%
Income before taxes             7.7      3.5     120.0%
Net income                      9.5      6.2      53.2%
EBITDA                         13.6      9.3      46.8%

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

Revenue in the Manufacturing & Overhaul Group decreased $5.5 million in 2000. $4.0 million of the decrease occurred in the Space Vector subsidiary. The year over year difference is also affected by the elimination of the Pemco Nacelles subsidiary during the year causing an impact of $3.1 million. Revenue in the Pemco Engineers operating group increased $1.5 million. The PASS subsidiary increased revenue slightly by $0.1 million.

Cost of sales decreased from $136.5 million in 1999 to $130.9 million in 2000, due primarily to the decrease in revenue. This decrease was offset partially, by higher average costs per hour in the company's Commercial segment due to lower volumes. The gross profit percentage decreased from 19.4% in 1999 to 19.0% in 2000 primarily as a result of these lower volumes in the Commercial segment.

Selling, general, and administrative expenses increased from $19.7 million in 1999 to $19.9 million in 2000. The expenses increased during the year as a percentage of sales from 11.6% in 1999 to 12.3% in 2000. This increase in selling, general, and administrative expenses is due to increased use of consultants during the year, implementation of a formal performance package for company management, and relocation and recruiting expenses for company executives.

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

The company recorded income tax benefits in 2000 and 1999 of $1.8 million and $2.7 million, respectively. (See Notes to the Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

                                              (In $Thousands Except Long Term Debt to Equity)

                                               December 31,          December 31,
                                                  2001                  2000          Change
                                              --------------        --------------   --------
Cash                                             $927                 $1,441          ($515)
Working Capital                                 9,729                 (4,455)        14,184
Revolving credit facility                      11,591                 10,296          1,295
Long term debt and capital lease obligations    3,994                  4,199           (205)
Shareholders' equity                           19,349                  9,927          9,422
Long term debt to equity                       20.6%                  42.3%          21.7%

The company's revolving credit facility is included in current liabilities. See
Note 4 to the Consolidated Financial Statements for detailed explanations of the company's debt and the classification of the revolving credit facility as current. Management does not believe that the subjective acceleration clause, included in the revolving credit facility agreement, described in Note 4 to the consolidated financial statements, will be invoked, although there can be no assurances in that regard.

Operating activities provided $5.5 million of cash for the twelve months ended December 31, 2001. During this same period, the company borrowed $1.9 million as a discretionary term loan and $0.8 million on its capital equipment acquisition facility. These two new loans carry variable interest rates, which were 5.25% and 5.50%, respectively, at December 31, 2001. Cash was used during the twelve months ended December 31, 2001 for $5.7 million of capital expenditures and to make the final two payments, totaling $2.5 million, under the company's Senior Subordinated debt agreement.

At December 31, 2001 the company had additional borrowing capacity of $2.3 million under its capital equipment acquisition facility and $7.5 million under its revolving line of credit.

On September 21, 2001 the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the company's issued and outstanding shares. The repurchases are authorized to be made from time to time through open market purchases, privately negotiated transactions, or both. The Board of Directors approved the repurchase program after considering current economic and market factors and the company's capital position. The program does not obligate the company to acquire any particular number of shares and may be suspended at any time at the company's discretion. As of the date of this report, the company has repurchased 7,500 shares at an average price of $13.05 per share. The shares repurchased under this program have been reflected as Treasury Stock in the Stockholder's Equity section of the Consolidated Balance Sheets.

The company maintains a defined benefit pension plan (the "Plan") that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan's assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001, the company made a $3.0 million contribution to the Plan during the fourth quarter of 2001. In addition to this contribution, the company accrued a long-term pension benefit obligation in the amount of $15.3 million, accrued an intangible pension asset of $6.5 million, increased its deferred tax asset $3.3 million and recorded a $5.5 million charge to comprehensive income. The company anticipates that it will be required to make further contributions to the Plan during 2002. Under ERISA rules, the company expects that the minimum required contribution in 2002 is approximately $1.6 million. At December 31, 2001 the Plan was under-funded by approximately $13.5 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

Funding for the advancement of the company's strategic goals, including the possible investment in targeted business areas and acquisitions, is expected to continue. The company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next twelve months. The company could elect, or could be required, to raise additional funds during that period, and the company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the company's stockholders. The company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

In December 2001 the company began construction on an addition to one of the hangers at its Dothan, Alabama facility. The addition is projected to cost approximately $2.5 million. The company anticipates that it will secure funding for the addition through the issuance of an Airport Bond. The company currently has no other material capital projects underway.

COMMITMENTS AND CONTINGENCIES

     FACILITY AND OPERATING LEASES

The company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from 5 months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                       (In Thousands)

                                   Vehicles
                                     And
Year Ending      Facilities       Equipment      Total
                 ----------       ---------      -----
2002                 $1,143          $  719     $1,862
2003                  1,046             204      1,250
2004                    665             165        830
2005                    500             131        631
2006                    500              71        571
Thereafter            1,750               0      1,750
                     ------          ------     ------
Total minimum
future rental
commitments          $5,604          $1,290     $6,894
                     ======          ======     ======

     REPAYMENT OF LONG TERM DEBT

     Schedule of debt maturing over the next five years at December 31:

   (In Thousands)

2002            $ 2,244
2003              1,236
2004                821
2005                753
2006                701
Thereafter          483
                -------
                $ 6,238
                -------

TRADING ACTIVITIES

The company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2001 and 2000, the carrying amounts of the company's financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See Quantitative and Qualitative Disclosures about Market Risk included in Section 7A of this 10K.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.4 million and $0.9 million at December 31, 2001 and 2000, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreement, the accrued amounts are being paid over a 36-month period that began January 2000.

During 1999, an Investment Fund controlled by one of the Directors of the company, who is also a significant company stockholder, purchased the company's Senior Subordinated Loan from a financial institution. In April of 2001 the company made the final principal payments under this debt obligation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Inventories - Materials and supplies are stated at the lower of average cost or market (replacement cost). Work in process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

     Machinery, Equipment, and Improvements - Leasehold improvements and Machinery and equipment are stated at cost, less accumulated amortization and depreciation. Included in leasehold improvements at December 31, 2001 and 2000, respectively, is $417,000 and $229,000 of capitalized interest. No capitalized interest was included in leasehold improvements at December 31, 1999. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

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

     Long-Lived Assets - The company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets and certain identifiable intangibles to be held and used in operations of the company may be impaired and not be recoverable. In performing this evaluation, the company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the company will measure such impairment based upon the asset's fair value and the amount of impairment will be charged to earnings.

     Reserve for Warranty Expenses - The company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2001 and 2000. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     Stock Options - The company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 "Accounting for Stock Based Compensation".

RELEVANT NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which clarifies accounting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The company plans to adopt Statement No. 144 in fiscal year 2002. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements.

SUMMARY OF UNAUDITED FINANCIAL DATA:

Unaudited quarterly financial information is as follows (in thousands of dollars):

                       Quarter  Quarter  Quarter   Quarter
                        Ended    Ended    Ended     Ended
                       3/31/01  6/30/01  9/30/01  12/31/01
                       -------  -------  -------  --------

Net Sales              $43,555  $42,235  $41,447   $38,223

Gross Profit             8,964   10,115    8,865     8,589

Net Income               1,806    3,523    2,382     7,151

Net Income per Share:
  Basic                $  0.45  $  0.87  $  0.59   $  1.78

  Diluted              $  0.43  $  0.84  $  0.56   $  1.67


                       Quarter  Quarter  Quarter   Quarter
                        Ended    Ended    Ended     Ended
                       3/31/00  6/30/00  9/30/00  12/31/00
                       -------  -------  -------  --------

Net Sales              $40,523  $46,653  $40,363   $34,125

Gross Profit             8,735    7,644    7,947     6,460

Net Income               3,715    2,536    1,599     1,599

Net Income per Share:
  Basic                $  0.93  $  0.63  $  0.40   $  0.40

  Diluted              $  0.90  $  0.59  $  0.37   $  0.37


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


FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors in your evaluation of the company and its financial condition. Any of these risks could cause material harm to the company's business and impair the value of its common stock.

THE COMPANY IS HEAVILY DEPENDENT ON U.S. GOVERNMENT CONTRACTS.

Approximately 67% of the company's revenues in 2001 were derived from U.S. Government contracts. U.S. Government contracts expose the company to a number of risks, including:

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

A SIGNIFICANT PORTION OF THE COMPANY'S REVENUE IS DERIVED FROM A FEW OF ITS CONTRACTS.

A small number of the company's contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 67%, 75%, and 63% of the company's revenues in 2001, 2000, and 1999, respectively. The U.S. Air Force KC-135 contract in and of itself comprised 61%, 60%, and 48% of the company's total revenues in 2001, 2000, and 1999, respectively. In December 2001 the company entered into a contract with Boeing to serve as a subcontractor to Boeing for repair work on KC-135 aircraft. The contract provides for one base year and five option years. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the company to renew or replace any of these contracts when they expire, could materially harm the company's business and impair the value of its common stock.

BUNDLING OF U.S. GOVERNMENT CONTRACTS COULD MATERIALLY HARM THE COMPANY'S BUSINESS.

Beginning in 1997, Congress began including provisions in appropriations bills that require the "bundling" of contracts. Bundling refers to the practice of combining a number of U.S. Government contracts into one contract, which forces smaller companies, such as the company, to team with one or more operators to provide a bid for the bundled contract. The company is exposed to a number of risks from bundling, including:

     . the inability to bid on contracts independently,

     . the potential inability to locate suitable parties with whom to successfully team, and

     . the potential inability to team with other parties on favorable terms.

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

THE COMPANY'S MARKETS ARE HIGHLY COMPETITIVE AND MANY OF ITS COMPETITORS HAVE GREATER RESOURCES THAN THE COMPANY.

The aircraft maintenance and modification services industry is highly competitive, and the company expects that the competition will continue to intensify. Many of the company's competitors are larger and more established companies with significant competitive advantages, including greater financial resources and greater name recognition. In addition, the company is facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. The company's competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aeromod, Raytheon E-Systems and various military depots. The company's competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division (formerly Tramco), Dee Howard Aircraft Maintenance, Timco Aviation Services, and Singapore Technologies (Mobile Aerospace Engineering and Dalfort Aerospace). If the company is unable to compete effectively against any of these entities it could materially harm the company's business and impair the value of its common stock.

THE COMPANY IS A PARTY TO LEGAL PROCEEDINGS THAT COULD BE COSTLY TO RESOLVE.

The company may be exposed to legal claims relating to the services it provides. The company is currently a party to several legal proceedings, including breach of contract claims and claims based on the company's employment practices (See Item 3, Legal Proceedings). While the company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the company's insurance coverage does not cover all costs resulting from these claims, it could materially harm the company's business and impair the value of its common stock.

THE COMPANY COULD INCUR SIGNIFICANT COSTS AND EXPENSES RELATED TO ENVIRONMENTAL PROBLEMS.

Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning and painting of aircraft. The company has previously paid penalties to the Environmental Protection Agency for violations of these laws and regulations. While the company is not currently aware of any other necessary environmental remediation or other environmental liability on the properties it operates, it may be required to pay additional penalties in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, the company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage and related expenses. Payment of any of these costs and expenses could materially harm the company's business and impair the value of its common stock.

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY AND CAN SIGNIFICANTLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of December 31, 2001, the company's executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 44% of the company's outstanding common stock. As a result, these stockholders are able to significantly influence matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

THE COMPANY'S TRUST FOR ITS DEFINED BENEFIT PLAN IS SUBJECT TO FINANCIAL MARKET FORCES

The company maintains a defined benefit pension plan (the "Plan") that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan's assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. Losses on the Plan's assets may lead to significant cash contributions on the part of the company to fund the Plan to the actuarial levels required by ERISA that could materially harm the company's business and impair the value of its common stock. In 2002, the company expects that the minimum required contribution will be approximately $1.6 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

THE COMPANY'S BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

The aircraft maintenance and modification services industry is subject to extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and modification of aircraft that require significant expenditures. Regulatory changes could materially harm the company's business by making its current services less attractive or obsolete, or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable regulations could materially harm the company's business and impair the value of its common stock.

TERRORISM AND THE UNCERTAINTY OF WAR MAY ADVERSELY AFFECT THE COMPANY.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other acts of violence or war may affect the company's operations and profitability, the markets in which the company operates, and the market on which the company's common stock trades. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have on the company's customers, the markets for the company's services, the market for the company's common stock and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable and could materially harm the company's business and impair the value of its common stock.

THE COMPANY'S FORWARD-LOOKING STATEMENTS MAY PROVE TO BE WRONG.

Some of the information under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company's plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this section of the Annual Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company's revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 5 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan, (5.25% and 5.50% at December 31, 2001). If the prime rate increased 100 basis points, net income would be reduced by approximately $163,000 during the year. The actual fluctuation of interest rates is not determinable, accordingly, actual results of interest rate fluctuations could differ.

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

Financial Statement Schedules:

     Report of Independent Public Accountants on Supplementary Information
     Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pemco Aviation Group, Inc.

We have audited the accompanying consolidated balance sheets of PEMCO AVIATION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemco Aviation Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama                                        ARTHUR ANDERSEN LLP
March 1, 2002

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                     ASSETS
                                 (In Thousands)

                                               2001              2000
                                               ----              ----

Current assets:
 Cash                                      $    927          $  1,441
 Accounts receivable, net                    18,481            14,121
 Inventories, net                            18,669            16,790
 Deferred income taxes                        7,994             4,800
 Prepaid expenses and other                     923             1,755
                                           --------          --------
    Total current assets                     46,994            38,907
                                           --------          --------

Machinery, equipment, and improvements at
cost:
 Machinery and equipment                     26,547            25,024
 Leasehold improvements                      20,642            10,305
 Construction in process                        944             7,146
                                           --------          --------
                                             48,133            42,475
                                           --------          --------
Less accumulated depreciation and
amortization                                (26,180)          (23,134)
                                           --------          --------
 Net machinery, equipment, and
 improvements                                21,953            19,341
                                           --------          --------

Other non-current assets:
 Prepaid pension costs                            0               189
 Deposits and other                             347             1,149
 Intangible assets, net                       6,882               543
                                           --------          --------
                                              7,229             1,881
                                           --------          --------
   Total assets                            $ 76,176          $ 60,129
                                           ========          ========

                  The accompanying notes are an integral part
                      of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (In Thousands, except common share information)

                                                  2001      2000
                                                  ----      ----
Current liabilities:
 Revolving credit facility                     $11,591   $10,296
 Current portion of long-term debt               2,244     3,720
 Accounts payable                                1,578     2,482
 Accrued liabilities - payroll related          10,257    12,138
 Accrued liabilities - other                    11,596    14,726
                                               -------   -------

   Total current liabilities                    37,266    43,362
                                               -------   -------

Long-term debt                                   3,994     4,199
Long-term pension benefit liability             13,523         0
Other long-term liabilities                      2,044     2,641
                                               -------   -------
   Total liabilities                            56,827    50,202
                                               -------   -------
Commitments and contingencies (see Notes 5
and10)

Stockholders' equity:
 Preferred Stock, $0.0001 par value,
 5,000,000 shares authorized, none outstanding       0         0
 Common stock, $0.0001 par value,
 12,000,000 shares authorized, 4,043,273 and
 4,027,815 issued at December 31, 2001 and
 2000, respectively                                  1         1
 Additional paid-in capital                      5,223     5,109
 Retained earnings                              19,679     4,817
 Treasury Stock, at cost - 7,500 shares at
 December 31, 2001                                 (98)        0
 Accumulated other comprehensive loss           (5,456)        0
                                               -------   -------
Total stockholders' equity                      19,349     9,927
                                               -------   -------

Total liabilities and stockholders' equity     $76,176   $60,129
                                               =======   =======

                  The accompanying notes are an integral part
                      of these consolidated balance sheets.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 2001, 2000 and 1999
         (In Thousands, Except Net Income per Common Share Information)

                                                         2001       2000       1999
                                                         ----       ----       ----

Net sales                                            $165,460   $161,664   $169,273
Cost of sales                                         128,927    130,878    136,523
                                                     --------   --------   --------
   Gross profit                                        36,533     30,786     32,750

Selling, general, and administrative expenses          20,424     19,967     19,714
Bad debt expense                                            0        116      1,586
Litigation and environmental contingency provisions
                                                            0        200      4,683
                                                     --------   --------   --------
   Income from operations                              16,109     10,503      6,767

Interest expense                                        1,344      2,816      3,266
                                                     --------   --------   --------
  Income before income taxes                           14,765      7,687      3,501
Benefit from income taxes                                 (97)    (1,762)    (2,676)
                                                     --------   --------   --------

  Net income                                         $ 14,862   $  9,449   $  6,177
                                                     ========   ========   ========

Net income per common share:
   Basic                                             $   3.69   $   2.36   $   1.55
   Diluted                                           $   3.50   $   2.23   $   1.52

Weighted average common shares outstanding:
   Basic                                                4,031      4,012      3,978
   Diluted                                              4,248      4,241      4,061

              The accompanying notes are an integral part of these
                            consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              for the years ended December 31, 2001, 2000 and 1999
                                 (In Thousands)

                                                                                  Accum-
                                                                                  lated
                                                                                  Other
                                               Additional  Retained               Compre-          Total
                              Common   Capital  Paid-in    Earnings    Treasury   hensive       Stockholders'
                              Shares   Stock    Capital    (Deficit)   Stock      (Loss)           Equity
                              ------   -----    -------     -------    -----       ----            ------
December 31, 1998             3,978        $1      $4,768   $(10,809)         -             -      $ (6,040)

Exercise of stock options         -         -           1          -          -             -             1
Net income and
comprehensive income              -         -           -      6,177          -             -         6,177
                              -----        --          --     ------          --           --         -----
December 31, 1999             3,978         1       4,769     (4,632)         -             -           138

Exercise of stock options        50         -         340          -          -             -           340
Net income and
comprehensive income              -         -           -      9,449          -             -         9,449
                              -----        --       -----      ------         --            --        -----
December 31, 2000             4,028         1       5,109      4,817          -             -         9,927

Exercise of stock options        15         -         114          -          -             -           114
Purchase of treasury
stock                             -         -           -          -        (98)            -           (98)
Comprehensive income:
Net income                        -         -           -     14,862          -             -        14,862
Minimum pension liability
(net of tax of $3,344)
                                  -         -           -          -          -        (5,456)       (5,456)
                                                                                        -----        ------
Total comprehensive
income                            -         -           -          -          -             -         9,406
                              -----        --       -----     ------       ----         -----        ------
December 31, 2001             4,043        $1      $5,223    $19,679       $(98)      $(5,456)     $ 19,349
                              =====        ==       =====     ======       ====         =====        ======

                  The accompanying notes are an integral part
                        of these consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 2001, 2000 and 1999

                                 (In Thousands)

                                                   2001       2000      1999
                                                   ----       ----      ----

Cash flows from operating activities:
Net income                                      $14,862     $9,449    $6,177
                                                -------     ------    ------

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                     3,306      3,327     2,637
Provision (benefit) for deferred income taxes       150     (1,800)   (3,000)
Litigation and environmental contingencies            0        200     4,683
Pension expense in excess of funding                  0      1,591     1,108
Funding in excess of pension cost                (1,614)         0         0
Provision for losses on receivables                   0        116     1,268
Provision for reduction in inventory valuation      914        707     3,038
Loss (gain) on retirement of improvements           (38)       693         0
Provision for losses on contracts-in-process        315          0        16
Write-off of debt issuance costs                      0        141         0
Changes in assets and liabilities:
Related party receivable                              0          0       270
Accounts receivable, trade                       (4,360)     6,894    (4,965)
Inventories                                      (3,108)      (462)   (4,803)
Prepaid expenses and other                          832       (192)      232
Deposits and other                                  802        237      (152)
Accounts payable and accrued liabilities         (6,514)    (7,936)    1,119
                                                 -------    -------   -------
  Total adjustments                              (9,315)     3,516     1,451
                                                 -------    -------   -------
Net cash provided by operating activities         5,547     12,965     7,628
                                                 -------    -------   -------

Cash flows from investing activities:
Capital expenditures                             (5,692)   (10,723)   (3,049)
                                                 -------    -------   -------
  Net cash used in investing
  activities                                     (5,692)   (10,723)   (3,049)
                                                 -------    -------   -------

                                                  2001      2000      1999
                                                  ----      ----      ----
Cash flows from financing activities:
Proceeds from exercise of stock options            114       340         1
Purchase of treasury stock                         (98)        0         0
Payment of debt issuance costs                       0      (505)     (240)
Net (repayments) borrowings under revolving      1,295    (1,483)   (3,769)
credit facility
Borrowings under long-term debt                  2,688     5,000         0
Principal payments under long-term debt         (4,368)   (4,680)     (237)
                                                 -----     -----       ---
Net cash used in financing activities             (369)   (1,328)   (4,245)
                                                 -----     -----     -----
Net increase (decrease) in cash and cash
equivalents                                       (514)      914       334
Cash and cash equivalents, beginning of year     1,441       527       193
                                                 -----     -----     -----
Cash and cash equivalents, end of year           $ 927    $1,441     $ 527
                                                 =====    ======     =====

Supplemental disclosure of cash flow
information:
Cash paid during the year for:
  Interest                                     $ 1,761   $ 3,132   $ 2,291
  Income taxes                                 $    13   $   280   $   380

Supplemental disclosure of non-cash investing
and financing activities:
  Capital lease obligations incurred           $     0   $     0   $   504
  Conversion of capital lease to debt          $     0   $     0   $   950
  Accrued liabilities of capital purchases     $     0   $   930   $     0

                  The accompanying notes are an integral part
                        of these consolidated statements.

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          As of and for the Years Ended
                        DECEMBER 31, 2001, 2000 and 1999

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

     Inventories - Materials and supplies are stated at the lower of average cost or market (replacement cost). Work in process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

     Machinery, Equipment, and Improvements - Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Included in leasehold improvements at December 31, 2001 and 2000, respectively, is $417,000 and $229,000 of capitalized interest. No capitalized interest was included in leasehold improvements at December 31, 1999. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

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

     Long-Lived Assets - The company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets and certain identifiable intangibles to be held and used in operations of the company may be impaired and not be recoverable. In performing this evaluation, the company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the company will measure such impairment based upon the asset's fair value and the amount of impairment will be charged to earnings.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", which clarifies accounting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The company plans to adopt Statement No. 144 in fiscal year 2002. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements.

     Reserve for Warranty Expenses - The company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management's best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2001 and 2000. Periodic adjustments to the reserve will be made as events occur which indicate changes are necessary.

     Stock Options - The company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 "Accounting for Stock Based Compensation". (See Note 8.)

     Reclassifications - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.   NET INCOME PER COMMON SHARE

The following table represents the reconciliation of the number of weighted average shares outstanding basic to the number of weighted average shares outstanding diluted:

(In Thousands Except Per Share Amounts)

                                         Net            Per Share
For the Year Ended December 31, 2001   Income  Shares      Amount
------------------------------------   ------  ------      ------

Basic earnings per share              $14,862   4,031       $3.69
Dilutive securities                         -     217         .19
                                      -------   -----       -----
Diluted earnings per share            $14,862   4,248       $3.50
                                      =======   =====       =====

                                          Net           Per Share
For the Year Ended December 31, 2000   Income  Shares      Amount
------------------------------------   ------  ------      ------

Basic earnings per share              $ 9,449   4,012       $2.36
Dilutive securities                         -     229         .13
                                      -------   -----       -----
Diluted earnings per share            $ 9,449   4,241       $2.23
                                      =======   =====       =====

                                       Net              Per Share
For the Year Ended December 31, 1999   Income  Shares      Amount
------------------------------------   ------  ------      ------

Basic earnings per share              $ 6,177   3,978       $1.55
Dilutive securities                         -      83         .03
                                      -------   -----       -----
Diluted earnings per share            $ 6,177   4,061       $1.52
                                      =======   =====       =====

     Options to purchase 45,146, 59,171, and 232,390 shares of common stock related to 2001, 2000, and 1999, respectively, were excluded from the computation of diluted income per share because the option exercise price was greater than the average market price of the shares.

3. ACCOUNTS RECEIVABLE, NET

     Accounts receivable, net as of December 31, 2001 and 2000 consist of the following:

                                        (In Thousands)

                                        2001      2000
                                        ----      ----

U.S. Government:
 Amounts billed                      $ 2,926   $ 3,243
 Recoverable costs and
 accrued profit on progress
 completed - not billed                3,064     4,384
Commercial Customers:

 Amounts billed                        8,964     6,685
 Recoverable costs and
 accrued profit on progress
 completed - not billed                3,789       272
                                     -------   -------
                                      18,743    14,584
 Less allowance for
 doubtful accounts                      (262)     (463)
                                     -------   -------

Accounts receivable, net             $18,481   $14,121
                                     =======   =======


     Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 2001 and 2000.

4. INVENTORIES

     Inventories as of December 31, 2001 and 2000 consist of the following:

                                 (In Thousands)

                                         2001       2000
                                         ----       ----

Work in process                      $ 25,795   $ 27,215
Finished goods                          2,074      3,301
Raw materials and supplies              2,438      2,286
                                     --------   --------
  Total                                30,307     32,802
Less progress payments and
customer deposits                     (11,638)   (16,012)
                                     --------   --------
                                     $ 18,669   $ 16,790
                                     ========   ========

     A substantial portion of the above inventory balances relate to U.S. Government contracts. The company receives progress payments on the majority of its government contracts. The title to all inventories on which the company receives these payments is vested in the government to the extent of the progress payment balance.

     The amount of general and administrative costs remaining in inventories at December 31, 2001 and 2000 amounted to $2.6 million and $2.3 million, respectively, and are associated with government contracts.

     Inventory related to modification and maintenance of aircraft is subject to technological obsolescence and potential decertification due to failure to meet design specifications. The company actively reserves for obsolete inventory, which amounted to approximately $2.7 million and $5.7 million at December 31, 2001 and 2000, respectively. During 2001 the company disposed of $3.9 million of fully reserved inventory. Future technological changes could render some additional inventory obsolete. No estimate can be made of a range of amounts of loss that are reasonably possible should current design specifications change.

5.   DEBT

     Debt as of December 31, 2001 and 2000 consists of the following:

                                 (In Thousands)

                                           2001     2000
                                           ----     ----

Revolving credit facility               $11,591  $10,296
                                        =======  =======

Term Loan A;
 interest at Prime plus 0.50%
 (5.25% at December 31, 2001)           $ 2,900  $ 2,900
Term Loan B;
 Interest at Prime plus 0.75%
 (5.50% at December 31, 2001)               875    1,925
Term Loan C;
 Interest at Prime plus 0.75%
 (5.50% at December 31, 2001)             1,266        0
Capital Acquisition Facility;
 interest at Prime plus 0.50%
 (5.25% at December 31, 2001)               749        0
Senior Subordinated Loan;
 Interest at 13.5%                            0    2,460
Capital lease obligations: interest
from 8.75% to 10.95%,
collateralized by security interest in
certain equipment                           448      634
                                         ------  -------
Total long-term debt                      6,238    7,919
Less portion reflected as current         2,244    3,720
                                         ------  -------
Long term-debt, net of current
portion                                 $ 3,994  $ 4,199
                                        =======  =======

     The company maintains a $20.0 million revolving credit facility, three term loans that originally borrowed $6.9 million in the aggregate, and a capital equipment acquisition facility of $3.1 million.

     The facilities have an initial three-year term that began on November 2, 2000, and may be extended for up to two additional one-year periods upon mutual agreement of the parties.

     The company has the option, prior to October 31, 2002, to fold the unused portion of the

     $3.1 million capital equipment facility into the revolving credit facility, bringing its total up to $23.1 million. Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories. Amounts outstanding under the revolving credit facility totaled $11.6 million at December 31, 2001. Amounts available under the facility at December 31, 2001, based upon the calculation which defines the borrowing base, totaled $7.5 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2000 and capital assets that are acquired in the future. All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

     The amount outstanding under Term Loan A at December 31, 2001 amounted to $2.9 million and will be repaid in 60 installments of $48,333 plus interest commencing on November 30, 2002 with a balloon payment of the remaining balance upon the termination of the credit facility. The amount outstanding under Term Loan B at December 31, 2001 amounted to $0.9 million and is being repaid over 24 installments of $87,500, which commenced on December 1, 2000. The amount outstanding under Term Loan C at December 31, 2001 amounted to $1.3 million and is being repaid over 24 installments of $79,167, which commenced on April 30, 2001.

     Upon the company borrowing the entire amount of the available capital equipment acquisition facility or on October 31, 2002, whichever occurs first, the company will commence repayment of the amounts borrowed based on a 5-year amortization schedule with a balloon payment of the remaining balance upon the termination of the credit facility. On October 31, 2001, the original conversion date for the capital equipment acquisition facility, the company had borrowed $0.8 million. The lender extended the date to borrow the remaining amount of the capital equipment acquisition facility for an additional year contingent upon the company beginning payments on the outstanding balance of the capital equipment acquisition facility. The company began payments of $13,139 plus interest on the initial capital equipment acquisition facility on October 31, 2001.

     Due to the "Lockbox" provisions of the company's revolving credit facility with its lender, coupled with a subjective acceleration clause, all of the revolving credit facility has been classified as current per the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 95-22, notwithstanding the three-year term of the credit agreement. Management does not believe that the subjective acceleration clause will be invoked although there can be no assurances in that regard.

     Schedule of debt maturing over the next five years at December 31:

                                 (In Thousands)

                         2002                    $2,244
                         2003                     1,236
                         2004                       821
                         2005                       753
                         2006                       701
                         Thereafter                 483
                                                 ------
                                                 $6,238
                                                 ======

The above loans are collateralized by substantially all of the assets of the company and have various covenants which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants at December 31, 2001.

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

The following is an analysis of the leased property under capital leases by major classes:

                                 (In Thousands)

Class of Property                      2001           2000
                                       ----           ----
Data Processing                       $ 303          $ 333
Production Equipment                    666            666
Less: Accumulated amortization         (122)           (97)
                                      -----          -----
                                      $ 847          $ 902
                                      =====          =====

The net present value of net minimum lease payments for capital leases as of December 31, 2001 and the payments required by year are included in the schedule of debt maturities.

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

     The allowances for estimated losses on contracts in process as of December 31, 2001 and 2000 amounted to $0.6 million and $0.3 million respectively, and were related to commitments to fulfill loss contracts at December 31, 2001 and 2000.

7. INCOME TAXES

     The benefit for income taxes for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                 (In Thousands)

                           2001       2000      1999
                           ----       ----      ----

Current:
  Federal                  $(45)      $38       $324
  State                    (202)        0          0
                           -----      ---       ----
                           (247)       38        324
                           =====      ===       ====
Deferred:
  Federal                   252    (1,080)    (2,615)
  State                    (102)     (720)      (385)
                           -----      ---       ----
                            150    (1,800)    (3,000)
                           -----  -------    -------
                           $(97)  $(1,762)   $(2,676)
                           =====  =======    =======

     The differences between the tax benefits at the federal statutory rate and the provision for income taxes for the years ended December 31, 2001, 2000, and 1999 are primarily due to decreases in the deferred tax asset valuation allowance of $5.9 million, $3.7 million, and $2.5 million, respectively.

Deferred tax assets (liabilities) are comprised of the following:

                         (In Thousands)

                                         2001          2000
                                         ----          ----

Pension costs                            (690)         $(71)
Machinery, equipment, and
improvements                             (746)         (815)
Net maintenance & service costs        (6,663)            0
Other                                       0            (5)
                                        ------          ----
Gross deferred tax liabilities         (8,099)         (891)
                                        ------          ----

                                    - 5O -

Accrued vacation                        1,585         1,474
Accrued worker's compensation           1,266         1,638
Inventory reserves                        507         2,159
Contingency reserves                      631           642
Pension minimum liability               3,344             0
Percentage of completion                    0           657
Self insurance reserves                   495             0
Federal and state loss carry-
forwards                                5,526         3,100
Other accruals and reserves             2,658         1,880
Alternative minimum tax credit
carry-forwards                          1,281         1,281
                                       ------        ------
 Gross deferred tax assets             17,293        12,831
                                       ------        ------
Deferred tax asset valuation
allowance                              (1,200)       (7,140)
                                       -------       ------

Net deferred tax asset                 $7,994        $4,800
                                       =======       ======

     The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. In 2001, 2000, and 1999, the company returned to profitability and generated taxable income for which net operating loss carry-forwards were utilized. The reduction in the valuation allowance in fiscal 2001 was due to the company securing the KC-135 subcontract from Boeing. The projected income from this contract, as well as the company's demonstrated profitable performance over the past few years indicates that realization through future profitability is more likely than not.

     At December 31, 2001 and 2000, the company had tax effected federal and state operating loss carry-forwards of approximately $5.5 million and $3.1 million, respectively. The loss carry-forwards expire at various dates between 2002 and 2014. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance.

     The alternative minimum tax credit carry-forwards of $1.3 million, included in the deferred tax assets at December 31, 2001 do not expire.

8. STOCK OPTION PLANS

     On May 17, 2001, the company's stockholders approved amendments to the company's Nonqualified Stock Option Plan (the "Plan"), pursuant to which a maximum aggregate of 1,500,000 shares of common stock have been reserved for grants to key personnel. The plan expires by its terms on September 8, 2008. The company's Incentive Stock Option and Appreciation Rights Plan expired during 1999 with outstanding options being combined with the Nonqualified Stock Option Plan. Options available to be granted under the plan amounted to approximately 642,000 at December 31, 2001.

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

     Had compensation expense for the company's stock option plan been determined based on the fair market value of the options at the grant date, the company's net income and net income per share would have been as reflected in the pro forma amounts indicated below:

(In Thousands Except Per Share Information)

                             2001    2000    1999
                             ----    ----    ----

Net income - as reported  $14,862  $9,449  $6,177

Net income - pro forma     14,054   8,812   6,080

Net income per share,
basic - as reported          3.69    2.36    1.55

Net income per share,
diluted - as reported        3.50    2.23    1.52

Net income per share,
basic - pro forma            3.49    2.21    1.53

Net income per share,
diluted - pro forma          3.31    2.09    1.50


The following table summarizes the changes in the number of shares under option pursuant to the plan described above at December 31:

                       (In Thousands Except Per Share Information)

                                   Wtd.            Wtd.            Wtd.
                                   Avg.            Avg.            Avg.
                                    Ex              Ex              Ex
                           2001    Price   2000    Price   1999    Price
                           ----    -----   ----    -----   ----    -----

Outstanding beginning of
year                        629    $8.42    454    $7.69    599    $5.53
Granted                     207    10.57    241    10.00    107     9.83
Exercised                   (38)    5.94    (50)    6.15     (1)    2.78
Forfeited                   (14)    9.48    (16)    18.5   (251)    3.43
                            ----            ----           -----

Outstanding end of year     784     9.10    629     8.42    454     7.69
                            ===             ===             ===

Exercisable end of year     575             434             393
Estimated weighted
average fair value of
options granted           $6.02           $7.09           $5.27

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for each year; expected volatility of 72%, 96% and 98%; risk-free interest rate of 4.74% to 6.61%; and expected life of 4.0, 4.3, and 4.5 years for each year respectively. Of the 1999 options granted, 58,000 vest 25% each year, the remaining 49,000 vested immediately. Of the options granted in 2000, 85,000 vested immediately with the remaining options vesting over periods from 2 to 4 years. During 2001, the company granted 207,000 options. 127,000 of these options vested immediately, 15,000 vest over 2 years and the remaining 65,000 vest over 3 years.

The following table summarizes information about stock options outstanding at December 31, 2001:

(In Thousands, Except Per Share Amounts)

                          Number of    Weighted      Weighted
                          Outstanding  Average        Average
Range of Exercise         Options      Remaining      Exercise
Prices                    12/31/01     Life           Price
------                    --------     ----           -----

$4.05 - $6.08                      10       5.61         $4.83
6.09 - 9.11                       387       4.71          8.01
9.12 - 13.67                      380       7.94          9.88
13.68 - 18.50                       7       2.36         17.90
                                  ---       ----         -----
                                  784       7.42         $9.10
                                  ===       ====         =====

(In Thousands, Except Per Share Amounts)

                             Number of    Weighted
                             Exercisable  Average
Range of Exercise            Options at   Exercise
Prices                       12/31/01     Price
------                       --------     -----

$4.05 - $6.08                         10     $4.45
6.09 - 9.11                          313      8.12
9.12 - 13.67                         245      9.89

13.68 - 18.50                          7     14.79
                                     ---     -----
                                     575     $8.89
                                     ===     =====

9. EMPLOYEE BENEFIT PLANS

     Pension - The company has a defined benefit pension plan (the "Plan") in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. No contributions were made in 2000, or 1999. During 2001 the company contributed $3.0 million to the Plan. Plan assets consist primarily of stocks, bonds, and cash equivalents. The Plan does not own any shares of the company's stock.

     As a result of the unfavorable investment return of the Plan in 2001 and an increase in actuarial liability, the Accumulated Benefit Obligation ("ABO") of the Plan, $105.1 million, exceeds the fair value of Plan assets. In the fourth quarter of 2001, the company recognized a liability equal to the unfunded ABO and also recorded an intangible asset equal to unrecognized prior service cost. The difference between the liability and the intangible asset was recorded as an adjustment to comprehensive income and reduced shareholders' equity, net of tax by $5.5 million.

     Effective for fiscal 1998 based on prior negotiations with the union, the company's Pension Plan was amended to reflect a benefit increase of $1.00 per employee and a service year increase of 30 to 35 years.

     Changes during the year in the benefit obligation and in the fair value of Pension Plan assets were as follows (in thousands):

                                            2001       2000
                                            ----       ----

Benefit Obligation at beginning of year  $100,156   $ 94,738
Service cost                                1,487      1,408
Interest cost                               7,812      7,729
Plan amendments                                 0      4,964
Benefits paid                              (9,160)    (9,184)
Actuarial loss                              4,854        501
                                         --------   --------
Benefit Obligation at end of year        $105,149   $100,156
                                         --------   --------

Plan Assets: Fair value
Balance at beginning of year             $103,399   $110,338
Return on plan assets                      (7,680)     2,245
Company contribution                        3,000          0
Benefits paid                              (9,160)    (9,184)
                                         --------   --------
Fair value at end of year                $ 89,559   $103,399
                                         --------   --------

Unfunded status                          $(15,590)  $  3,243
Unrecognized prior service cost             6,526      7,597
Unrecognized actuarial (gain) loss         10,868    (10,651)
                                         --------   --------
Net amount recognized                    $  1,804        189
                                         --------   --------

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost               $1,804
Accrued benefit liability         (15,327)
                                  --------
Total accrued benefit liability   (13,523)

Intangible asset                    6,527
Accumulated other comprehensive
income                              8,800
                                   ------
Net amount recognized              $1,804
                                   ======

Components of the plans' net pension cost were as follows (in thousands):

                                  2001      2000      1999
                                  ----      ----      ----

Service cost                    $ 1,487   $ 1,408   $ 1,341
Interest cost                     7,767     7,729     6,974
Expected return on plan assets   (8,985)   (8,663)   (8,053)
Recognized net gain                   0         0       198
Net amortization                  1,116     1,117       687
                                -------   -------   -------
Net pension cost                $ 1,385   $ 1,591   $ 1,147
                                =======   =======   =======

The weighted average rates assumed in the actuarial calculations for the pension plan were:

                                       2001      2000      1999
                                       ----      ----      ----

Discount                               7.25%     7.50%     8.00%
Annual Salary Increase                 5.00%     5.00%     5.00%
Long-term return on plan assets        9.25%     9.50%     9.50%

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

Changes during the year in the benefit obligation and in the fair value of plan assets were as follows (in thousands):

                                       2001      2000

Benefit Obligation:
Balance at beginning of year           $625      $612
Service cost                             40        37
Interest cost                            42        46
Benefits paid                           (99)     (107)
Actuarial (gain) loss                    (1)       37
                                       ----      ----
Balance end of year                    $607      $625
                                       ====      ====

The accrued postretirement costs recognized included in accrued liabilities - other in the accompanying Consolidated Balance Sheets were as follows: (In Thousands)

                                       2001      2000
                                       ----      ----

Funded status                         $(607)    $(625)
Unrecognized transition obligation      200       232
Unrecognized net gain                   (32)      (35)
                                      ------    ------
Accrued liability                     $(439)    $(428)
                                      ======    ======

Components of the plans' net cost were as follows:

                                 (In Thousands)

                                       2001      2000      1999
                                       ----      ----      ----

Service cost                            $40       $37       $36
Interest cost                            42        46        44
Net amortization                         32        32        32
Recognized actuarial gain                (4)       (5)       (3)
                                       ----      ----      ----
Net postretirement cost                $110      $110      $109
                                       ====      ====      ====

     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 5.56% for 2001, decreasing gradually to 5% through the year 2004, and remaining at that level thereafter. The weighted average discount rate assumed in the actuarial calculation for the postretirement benefit plan was 7.25%, 7.50%, and 8.00% for the years ended December 31, 2001, 2000, and 1999, respectively.

     Assumed health care cost trend rates have significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                         1 - Percentage Point          1 - Percentage Point
                                              Increase                        Decrease
                                  -----------------------------    ------------------------------

                                  12/31/01   12/31/00   12/31/99   12/31/01   12/31/00   12/31/99
                                  --------   --------   --------   --------   --------   --------
Effect on total of service and
interest cost components             $ 28      $ 19      $ 14       $ (23)     $ (16)     $ (15)
Effect on postretirement benefit
obligation                            122       108       115        (108)       (96)      (105)


     Self-Insurance - The company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers' compensation. Losses and claims are accrued as incurred.

     The company maintains a self-insured health and dental plans for the Birmingham and Dothan divisions of its Pemco Aeroplex subsidiary. The company has reserves established in the amounts of $2.2 million and $2.5 million for reported and incurred but not reported claims at December 31, 2001 and 2000, respectively. Additionally, during 2000 the company had deposits with the Administrator of the plan in the amount of $0.8 million, which were included in deposits and other on its balance sheets at December 31, 2000.

     During 2001 these deposits were refunded to the company.

     In April 2001 the company converted to purchased insurance for worker's compensation. The company remains self-insured for all occurrences prior to its conversion. The company's self-insured workers' compensation program had a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 2001 and 2000, is $210,000 that has been placed on deposit with the state of Alabama in connection with the company's self-insured workers' compensation plan. The company has reserves of $3.1 million and $4.3 million for reported and incurred but not reported claims at December 31, 2001 and 2000, respectively.

     Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

     Defined Contribution Plan - The company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and company matching contributions are discretionary. A matching contribution of $10,263 was made in 2001. The company made no matching contributions during 2000, or 1999. Employees are always 100 percent vested in their contributions.

10. COMMITMENTS AND CONTINGENCIES

     Operating Leases - The company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from 5 months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

     Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001 are as follows:

                             (In Thousands)

                                 Vehicles
                                    And
Year Ending         Facilities   Equipment   Total
                    ----------   ---------   -----
2002                    $1,143        $719  $1,862
2003                     1,046         204   1,250
2004                       665         165     830
2005                       500         131     631
2006                       500          71     571
Thereafter               1,750           0   1,750
                         -----       -----   -----
Total minimum
future rental
commitments             $5,604      $1,290  $6,894
                        ------      ------  ------

     Total rent expense charged to operations for the years ended December
     31, 2001, 2000, and 1999 amounted to $3.7 million, $3.5 million, and $2.2 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $1.2 million, $1.3 million, and $0.6 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     KC-135 Contract - In August 1994, the U.S. Air Force awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company is currently completing work on aircraft inducted for PDM under this contract. On December 12, 2001, the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company's involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million over the course of the agreement if all options are exercised.

     CONCENTRATIONS

     In the ordinary course of business, the company extends credit to many of its customers. As of December 31, 2001, accounts receivable from four customers amounted to $11.1 million, or approximately 60.7% of total accounts receivable. As of December 31, 2000, two customers amounted to $4.7 million, or approximately 36.0% of total accounts receivable.

     A small number of the company's contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 67%, 75%, and 63% of the company's revenues in 2001, 2000, and 1999, respectively. The KC-135 contract in and of itself comprised 61%, 60%, and 48% of the company's total revenues in 2001, 2000, and 1999, respectively. In December 2001 the company entered into a contract with Boeing to serve as a subcontractor to Boeing for repair work on KC-135 aircraft. The contract provides for one base year and five option years. During 2001 and 1999, the company had a contract with a commercial airline that comprised 18% and 12%, respectively, of total revenues. There were no significant commercial contracts in excess of 10% of revenues with other customers during 2000. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the company to renew or replace any of these contracts when they expire, could materially harm the company's business and impair the value of its common stock.

     LITIGATION

     GOVERNMENT LAWSUIT

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

     HAYES INTERNATIONAL LAWSUIT

     The company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the FAA. That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to an STC for such conversions. Hayes International had performed engineering for the development of the STC during the mid to late 1980s. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Following several settlements, the only remaining claim is for indemnity on one aircraft operated by Tower Air. Management believes that the result of this lawsuit will not have a material impact on the business of the company.

     INSURANCE LAWSUITS

     On May 1, 1998, the company's Pemco Aeroplex subsidiary was served with a complaint filed by National Union Fire Insurance company, the company's current insurer, seeking a declaration that the policies issued by such insurer between 1987 and 1996 do not require National Union Fire Insurance company to provide defense costs or indemnity payments with respect to the litigation arising out of the STCs for Boeing 747 cargo conversions owned by GATX/Airlog and others. The complaint filed in the U.S. District Court of the Northern District of California also named American International Airways,

     Inc., a plaintiff in one of the underlying cases, as a defendant. On December 30, 1998, Pemco Aeroplex filed a motion to stay the action pending resolution of the underlying cases. The motion was granted on May 26, 1999. On June 1, 2001, the Court issued an Order of Dismissal dismissing Pemco Aeroplex from this litigation.

     BREACH OF CONTRACT LAWSUITS

     In September 1999, the company's Pemco Aeroplex subsidiary was served with a complaint filed by Sun Country Airlines in the Superior Court of the State of California for the County of San Bernardino, alleging various claims including breach of contract and negligence relating to maintenance services performed by the company's subsidiary on one of Sun Country's aircraft. The complaint sought damages in excess of $800,000. On December 4, 2001 the company settled the case for $50,000.

     On October 6, 2000, the company's subsidiary, Pemco Aeroplex, filed suit against Certex of Alabama, an unincorporated division of Bridon American Corporation, for breach of contract and fraud with regard to the supply of deficient wire rope that is installed as aircraft flight control cables on KC-135 aircraft. The case, filed in the circuit court of Jefferson County, Alabama, was brought to trial and on September 20, 2001, a jury returned with a verdict in favor of the company in the amount of $7.5 million. The Court, upon a post-judgment motion filed by Certex, reduced the judgment to $2.5 million. Certex has appealed that Order to the Supreme Court of Alabama. The company believes the appeal is without merit and will continue to pursue final judgment on the Order. The company, pending appeal, has not recorded the $2.5 million favorable judgment.

     On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The case was ordered to arbitration by the court and sent back to the District Court in 2001 when settlement was not reached. District court denied the company's Motion for Reinstatement. The company has filed for a stay of proceedings to resolve certain matters filed before the 11th Circuit Court of Appeals on October 31, 2001; specifically, the issue of whether arbitration is required where the contract calls for "alternative dispute resolution." Management believes that the results of this lawsuit will not have a material impact on the business of the company.

     EMPLOYMENT LAWSUITS

     On December 9, 1999 the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama determined that the group would not be certified as a class as the plaintiffs withdrew their request for class certification. The EEOC subsequently entered the case purporting a parallel class action. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

     A purported class action, brought against the company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. Twenty-eight individuals filed a new action shortly thereafter, in the circuit Court of Jefferson County, Alabama, which has since been joined by approximately 90 other individuals. The company filed for summary judgment on all claims on February 20, 2000. Summary judgment was granted with regard to 35 of those individuals. The Court required two individual cases to be tried prior to certification of any issues for appeal. These two cases were tried in June of 2001. The Court directed a verdict in the company's behalf in one case and a jury returned with a defense verdict in favor of the company in the other case. The company has now accepted an offer of settlement proposed by the plaintiffs under terms favorable to the company. The parties are working towards finalization of that settlement.

     Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries, Pemco Aeroplex and Pemco World Air Services, by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the Equal Employment Opportunity Commission and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex and Pemco World Air Services are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers' compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims.

     The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company's financial condition and results of operations.

     The company has evaluated the cases listed above, and based upon discussions with legal counsel responsible for the matters, the company believes that settlements of all of the above cases will approximate $1.7 million, which amount has been accrued at December 31, 2001.

     Environmental Compliance - On October 5, 1998, the company's Pemco Aeroplex subsidiary was served with a complaint filed by the EPA regarding alleged violations of Toxic Substance Control Act and seeking penalties of $144,000. No release to the environment was alleged and all issues raised by the inspection were fully addressed. On

     November 19, 1998, the company and the EPA entered into a CACO resolving the complaint. Under the CACO, the company agreed to pay a penalty of $91,800 over a three-year period, the final payment of which was made during 2001.

11. RELATED PARTY TRANSACTIONS

     The company had accruals of approximately $0.4 million and $0.9 million at December 31, 2001 and 2000, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreement, the accrued amounts are being paid over a 36-month period that began January 2000.

     During 1999, an Investment Fund controlled by one of the Directors of the company, who is also a significant company stockholder, purchased the company's Senior Subordinated Loan from a financial institution. In April of 2001 the company made the final principal payments under this debt obligation.

12. LABOR CONTRACTS

     On December 19, 1999, the membership of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) voted to ratify a new five-year contract with the company's Pemco Aeroplex, Inc. subsidiary. The contract began February 1, 2000 and extends through March 21, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The agreement calls for cost of living and wage increases of $0.40 per hour over the life of the contract, and increases in Pension, Life Insurance and Accidental Death and Dismemberment benefits.

     On August 19, 2000, the membership of the International Association of Machinists and Aerospace Workers (IAM) voted to ratify a new five-year contract with the company's Pemco World Air Services subsidiary. The contract began August 19, 2000 and extends through August 9, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The new agreement calls for wage increases of 17% over the life of the contract and increases in Pension benefits.

     On June 13, 2000 the employees of the company's Pemco Engineers division voted to organize as members of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW). The contract, which began on December 4, 2000, has a four-year term.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2001 and 2000, the carrying amounts of the company's financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14. FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2001, the company recorded a benefit of approximately $5.0 million to reduce its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheet represents the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability.

     In the fourth quarter of 2000, the company recorded a benefit of $0.9 million to reduce its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheet represents the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability. In addition, the company took a one-time charge during the fourth quarter of 2000 of $0.7 million relating to leasehold improvements at its Clearwater, Florida facility.

     In the fourth quarter of 1999, the company recorded a benefit of $3.0 million to reduce its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheet represents the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability. In addition, the company took several large one-time charges during the fourth quarter of 1999 including: $1.6 million relating to the former CEO/President's employment agreement, $2.7 million for various potential litigation settlements, and $0.4 million related to relocating the company headquarters from Denver, Colorado to Birmingham, Alabama.

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

15. SEGMENT INFORMATION

     The company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for the government and military customers. The Commercial Services Group, located primarily in Dothan, Alabama provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The Manufacturing and Overhaul Group, located in California designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft. For reporting purposes, segments other than government, commercial and manufacturing and overhead are combined as an "Other" segment. During part of 1999, these additional segments performed support services for the three main business segments. During 1999, these other segments were consolidated into the three reportable segments.

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

     The company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial and Manufacturing and Overhaul segments may generate sales to governmental entities and the Government segment may generate sales to commercial entities. Sales to Governmental entities in fiscal 2001, 2000, and 1999 were $110.7 million, $121.4 million, and $106.2 million, respectively.

    The following table presents information about 2001 segment profit or loss:

                                        (In Thousands)

                                                       Manufacturing
                            Government   Commercial    & Overhaul      Other   Consolidated
                            ----------   ----------    ------------    -----   ------------

Revenues from external
 domestic customers           $104,185      $43,170          $14,069       $0       $161,424
Revenues from external
 foreign customers                   0        2,228            1,808        0          4,036
Inter-segment revenues             198            0                4        0            202
                               -------       ------           ------       --        -------

Total segment revenues        $104,383      $45,398          $15,881       $0       $165,662
Elimination                          0            0                0        0           (202)
                                     -            -                -        -        -------
Total Revenue                 $104,383      $45,398          $15,881       $0       $165,460

Gross profit                    32,064        2,187            2,282        0         36,533
Segment operating
income (loss)                   17,472       (2,344)             981        0         16,109
Interest expense                                                                       1,344

Other                                                                                      0
Benefit for income taxes                                                                 (97)
Net income                                                                            14,862

Assets                        $ 43,009      $22,133          $11,034       $0       $ 76,176
Depreciation/amortization        2,492          636              375        0          3,503
Capital Additions                3,848        1,743              101        0          5,692

    The following table presents information about 2000 segment profit or loss:

                                       (In Thousands)


                                                   Manufacturing
                           Government  Commercial   & Overhaul    Other   Consolidated
                           ----------  ----------   ----------    -----   ------------
Revenues from external
 domestic customers        $   103,360  $  38,202    $  16,681    $  0    $  158,243
Revenues from external
 foreign customers                   0      1,795        1,626       0         3,421
Inter-segment revenues             752          0           96       0           848
                           ----------- ----------   ----------    ----    ----------
Total segment revenues     $   104,112  $  39,997    $  18,403    $  0    $  162,512
Elimination                       (752)         0          (96)      0          (848)
                           ----------- ----------   ----------    ----    ----------
Total Revenue              $   103,360  $  39,997    $  18,307    $  0    $  161,664
                                                                          ==========
Gross profit                    25,879      2,399        2,508     0          30,786
Segment operating
income (loss)                   16,642    (3,345)       (2,794)    0          10,503
Interest expense                                                               2,816
Other                                                                              0
Benefit for income taxes                                                      (1,762)
                                                                          ----------
Net income                                                                $    9,449
                                                                          ==========

Assets                     $    37,092  $  13,069    $   9,968  $  0      $   60,129
Depreciation/amortization        2,259        448          407     0           3,114
Capital Additions                7,589      2,700          434     0          10,723

     The following table presents information about 1999 segment profit or loss:

                                       (In Thousands)

                                                 Manufacturing
                         Government Commercial    & Overhaul     Other  Consolidated
                         ---------- ----------   -------------   -----  ------------
Revenues from external
 domestic customers       $  88,990  $  46,250    $  23,782    $   287   $  159,309
Revenues from external
 foreign customers                0      9,964            0          0        9,964
Inter-segment revenues           73          0          843          0          916
                          ---------  ---------    ---------    -------   ----------
Total segment revenues    $  89,063  $  56,214    $  24,625    $   287   $  170,189
Elimination                     (73)         0         (843)         0         (916)
                          ---------  ---------    ---------    -------   ----------
Total Revenue             $  88,990  $  56,214    $  23,782    $   287   $  169,273
                                                                         ==========
Gross profit                 22,713      8,374        2,606       (943)      32,750
Segment operating
Income (loss)                12,168       (218)      (3,319)    (1,039)       7,592
Interest expense                                                              3,266

Other                                                                           825
Benefit for income taxes                                                      2,676
Net income                                                               $    6,177
                                                                         ==========

Assets                    $  31,273  $  12,767    $  13,059    $   304   $   57,403
Depreciation/amortization     1,590        398          375        274        2,637
Capital Additions             1,984        503          562          0        3,049

                           SUPPLEMENTARY INFORMATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To Pemco Aviation Group, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 1, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the accompanying index, included in item 8 of the 10-K document, is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Birmingham, Alabama                                 ARTHUR ANDERSEN LLP
March 1, 2002

                  PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the periods ended December 31, 2001, 2000 and 1999
                                 (in Thousands)

                         Balance at  Additions   Additions              Balance at
Description              Beginning  Charged to  Charged to                End of
-----------              Of Period    Expense     Assets      Deductions  Period
                         ---------   -------      ------      ----------  ------
2001
Allowance for doubtful
accounts                      $463          $0                $(201)        $262
Reserve for contract
Commitments, losses            278         315                    0          593
Reserve for obsolete
inventory                    5,718         914               (3,907)       2,725

2000
Allowance for doubtful
accounts                    $1,022        $116                $(675)        $463
Reserve for contract
Commitments, losses            380           0                 (102)         278
Reserve for obsolete
inventory                    5,011         707                    0        5,718

1999
Allowance for doubtful
accounts                      $664      $1,268                $(910)      $1,022
Reserve for contract
Commitments, losses          1,174          16                 (810)         380
Reserve for obsolete
inventory                    2,496       3,038                 (523)       5,011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


     Information regarding the directors and executive officers of the company is incorporated by reference from the "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION" sections of the company's definitive 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding management remuneration and transactions is incorporated by reference from the "EXECUTIVE COMPENSATION" section of the company's definitive 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding the security ownership of certain beneficial owners and management is incorporated by reference from the "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" section of the company's definitive 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions is incorporated by reference from the "TRANSACTIONS WITH MANAGEMENT AND OTHERS" section of the company's definitive 2002 Proxy Statement.

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

     b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2001.

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

                                     PEMCO AVIATION GROUP, INC.

Dated: 03/22/02                      By:/s/Ronald A. Aramini
                                         -------------------
                                     Ronald A. Aramini, President
                                     (Principal Executive Officer)

Dated: 03/22/02                      By:/s/John R. Lee
                                        -------------
                                     John R. Lee, Sr. Vice President and
                                     Chief Financial Officer
                                     (Principal Finance & Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature                     Capacity                                 Date
---------                     --------                                 ----

/s/Michael E. Tennenbaum      Chairman, Director                       03/25/02
------------------------                                               --------
Michael E. Tennenbaum

/s/H.T. Bowling               Vice Chairman, Director                  03/25/02
---------------                                                        --------
H.T. Bowling

/s/Ronald A. Aramini          President, Chief Executive Officer,      03/22/02
--------------------                                                   --------
Ronald A. Aramini             Director, (Principal Executive Officer)

/s/Matthew L. Gold            Director                                 03/25/02
------------------                                                     --------
Matthew L. Gold

/s/Mark K. Holdsworth        Director                                  03/25/02
---------------------                                                  --------
Mark K. Holdsworth

/s/Thomas C. Richards        Director                                  03/22/02
---------------------                                                  --------
Thomas C. Richards

/s/Ronald W. Yates           Director                                  03/25/02
------------------                                                     --------
Ronald W. Yates

                                  EXHIBIT INDEX


Exhibit
Number                              Description                               Reference
-----                               -----------                               ---------
3.1     Certificate of Incorporation of Pemco Aviation Group, Inc............   (3)

3.2     Bylaws of Pemco Aviation Group, Inc..................................   (3)

4.1     Provisions of the Certificate of Incorporation and Bylaws of Pemco
        Aviation Group, Inc. which define the rights of Securities Holders...   (3)

10.1    Amended Executive Employment Agreement between the company and
        Matthew L. Gold effective June 1, 1993, as amended March 11, 1994....   (1)

10.2    Amendment to Executive Employment Agreement between the company
        and Matthew L. Gold effective September 7, 1999......................   (2)

10.3    Executive Employment Agreement between the company and Ronald A.
        Aramini effective January 1, 2000....................................   (2)

10.4   Agreement and Plan of Merger dated April 20, 2000 between Precision
       Standard, Inc and Pemco Aviation Group, Inc...........................   (3)

10.5   Credit and Security Agreement dated November 2, 2000 between Pemco
       Aviation Group, Inc. and Wells Fargo Business Credit, Inc.............   (4)

10.6   Subordination Agreement dated November 1, 2000 by and among
       WELLS FARGO BUSINESS CREDIT, INC., BANK OF NEW YORK,
       as Securities Agent, SPECIAL VALUE BOND FUND, LLC, and
       PEMCO AVIATION GROUP, INC.............................................   (4)

10.7   Non-Qualified Stock Option Plan dated June 1, 1999 as amended and
       restated May 17, 2001.................................................   (5)

10.8   Repair Agreement dated December 12, 2001 between McDonnellInc
       Douglas Corporation, a wholly owned subsidiary of the Boeing Company
       and Pemco Aeroplex,Inc**..............................................    *

21     Subsidiaries of the company...........................................    *

23     Consent of Arthur Andersen LLP........................................    *

99     Letter to the Securities and Exchange Commission regarding Arthur
       Andersen LLP Representations to the Company                               *

*    Filed Herewith
** A request for confidential treatment with respect to portions of the Exhibit that have been omitted (indicated by *) is currently pending.

(1) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

(2) Filed as an exhibit to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.

(3) Filed as an exhibit to the company's Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

(4) Filed as an exhibit to the company's Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

(5) Filed as an exhibit to the company's Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.