Form 10-Q
period 2002-03-31
PEMCO AVIATION GROUP INC
filed 2002-05-14
CIK 771729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From          To          .
                               --------    ---------

                         Commission file number: 0-13829

                           PEMCO AVIATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           84-0985295
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1943 North 50th Street, Birmingham, Alabama                    35212
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                     Outstanding at May 8, 2002
          -----                                     --------------------------
Common Stock, $.0001 par value                              4,098,879

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In Thousands)

                                                  March 31,
                                                     2002     December 31,
                                                  Unaudited       2001
                                                  ---------   ------------
Current assets:
  Cash                                             $  1,177     $    927
  Accounts receivable, net                           21,332       18,481
  Inventories, net                                   16,178       18,669
  Deferred income taxes                               6,981        7,994
  Prepaid expenses and other                            260          923
                                                   --------     --------
      Total current assets                           45,928       46,994
                                                   --------     --------

Machinery, equipment, and improvements at cost:
  Machinery and equipment                            26,933       26,547
  Leasehold improvements                             21,770       20,642
  Construction in process                             1,702          944
                                                   --------     --------
                                                     50,405       48,133
  Less accumulated depreciation and
  amortization                                      (27,344)     (26,180)
                                                   --------     --------
      Net machinery, equipment, and
      improvements                                   23,061       21,953
                                                   --------     --------

Other non-current assets:
  Deposits and other                                    348          347
  Intangible assets, net                              6,835        6,882
                                                   --------     --------
                                                      7,183        7,229
                                                   --------     --------
      Total assets                                 $ 76,172     $ 76,176
                                                   ========     ========

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                   PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                 (In Thousands, except common share information)

                                                  March 31,
                                                    2002      December 31,
                                                  Unaudited       2001
                                                  ---------   ------------
Current liabilities:
  Revolving credit facility                        $ 5,910      $11,591
  Current portion of long-term debt                  2,207        2,244
  Accounts payable                                   2,493        1,578
  Accrued liabilities - payroll related              9,564       10,257
  Accrued liabilities - other                       14,135       11,596
                                                   -------      -------

      Total current liabilities                     34,309       37,266
                                                   -------      -------

Long-term debt                                       3,960        3,994
Long-term pension benefit liability                 13,869       13,523
Other long-term liabilities                          2,044        2,044
                                                   -------      -------
      Total liabilities                             54,182       56,827
                                                   -------      -------

Stockholders' equity:
  Preferred Stock, $0.0001 par value,
  5,000,000 shares authorized, none outstanding          0            0
  Common stock, $.0001 par value,
  12,000,000 shares authorized, 4,097,004
  and 4,043,273 issued at  March 31, 2002 and
  December 31, 2001, respectively                        1            1
  Additional paid-in capital                         5,906        5,223
  Retained earnings                                 21,637       19,679
  Treasury stock, at cost - 7,500 shares at
  March 31, 2002 and December 31, 2001                 (98)         (98)
  Accumulated other comprehensive loss              (5,456)      (5,456)
                                                   -------      -------

Total stockholders' equity                          21,990       19,349
                                                   -------      -------

Total liabilities and stockholders' equity         $76,172      $76,176
                                                   =======      =======

                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                   PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In Thousands, Except Net Income per Common Share Information)

                                                   Three           Three
                                                Months Ended   Months Ended
                                                 March 31,       March 31,
                                                    2002           2001
                                                ------------   ------------

Net sales                                          $36,045       $43,555
Cost of sales                                       27,687        34,591
                                                   -------       -------
     Gross profit                                    8,358         8,964

Selling, general, and administrative expenses        4,895         5,411
                                                   -------       -------
     Income from operations                          3,463         3,553

Interest                                               305           538
                                                   -------       -------

    Income before income taxes                       3,158         3,015
Provision for income taxes                           1,200         1,209
                                                   -------       -------

     Net income                                    $ 1,958       $ 1,806
                                                   =======       =======

Net income per common share:
      Basic                                        $  0.48       $  0.45
      Diluted                                      $  0.44       $  0.43

Weighted average common shares outstanding:
      Basic                                          4,068         4,028
      Diluted                                        4,437         4,204

              The accompanying notes are an integral part of these
                            consolidated statements.

                   PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                       Three          Three
                                                    Months Ended   Months Ended
                                                     March 31,      March 31,
                                                        2002          2001
                                                    ------------   ------------
Cash flows from operating activities:
Net income                                            $ 1,958        $ 1,806
                                                      -------        -------

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                           1,164            926
Provision for deferred income taxes                     1,013            958
Pension cost in excess of funding                         346            475
Amortization of intangible asset                           47             47
Changes in assets and liabilities:
Accounts receivable, net                               (2,851)        (1,046)
Inventories                                             2,491         (2,884)
Prepaid expenses and other                                663             10
Deposits and other                                         (1)           (47)
Accounts payable and accrued liabilities                2,949          2,038
                                                      -------        -------
  Total adjustments                                     5,821            477
                                                      -------        -------
Net cash provided by operating activities               7,779          2,283
                                                      -------        -------

Cash flows from investing activities:
Capital expenditures                                   (2,272)        (2,261)
                                                      -------        -------
    Net cash used in investing activities              (2,272)        (2,261)
                                                      -------        -------

Cash flows from financing activities:
Proceeds from exercise of stock options                   495              0
Net change under revolving credit facility             (5,681)           952
Borrowings under long-term debt                           613            788
Principal payments under subordinated debt                  0         (1,230)
Principal payments under long-term debt                  (684)          (291)
                                                      -------        -------
Net cash used in financing activities                  (5,257)           219
                                                      -------        -------

Net increase in cash                                      250            241
Cash, beginning of period                                 927          1,441
                                                      -------        -------
Cash, end of period                                   $ 1,177          1,682
                                                      =======        =======

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                          $   263        $   531
    Income taxes                                      $     0        $     0

                   The accompanying notes are an integral part
                        of these consolidated statements

                   PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        As of and for the Quarters Ended
                             March 31, 2002 and 2001

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the "company") following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company's 2001 Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories as of March 31, 2002 and December 31, 2001 consist of the following:

                                 (In Thousands)

                                           March 31,   December 31,
                                             2002        2001
                                           ---------   ------------

     Work in process                        $ 28,783     $ 25,795
     Finished goods                            2,280        2,074
     Raw materials and supplies                2,033        2,438
                                            --------     --------
         Total                                33,096       30,307
     Less progress payments and customer
     deposits                                (16,918)     (11,638)
                                            --------     --------
                                            $ 16,178     $ 18,669
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

     The following table represents the net income per share calculations for the three month period ended March 31, 2002 and 2001:

               (All numbers In Thousands, except Income Per Share)

                                           Three           Three
                                       Months Ended     Months Ended
                                         March 31         March 31
                                           2002             2001
                                       ------------     ------------

     Net Income                           $1,958           $1,806
     Weighted Average Shares               4,068            4,028
     Basic Net Income Per Share           $ 0.48           $ 0.45
     Dilutive Securities: Options            369              176
     Diluted Weighted Average Shares       4,437            4,204
     Diluted Net Income Per Share         $ 0.44           $ 0.43

     Options to purchase approximately 43,106 and 198,021 shares of common stock related to March 31, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

4.   DEBT

     Debt as of March 31, 2002 and December 31, 2001 consists of the following:

                                 (In Thousands)

                                                         March 31,   December 31,
                                                           2002         2001
                                                         ---------   ------------
     Revolving credit facility                            $5,910       $11,591
                                                          ======       =======
     Term Loan A;
       interest at Prime plus 0.50%
       (5.25% at March 31, 2002)                           2,900         2,900
     Term Loan B;
       interest at Prime plus 0.75%
       (5.50% at March 31, 2002)                             613           875
     Capital Equipment Acquisition Facility;
       interest at Prime plus 0.50%
       (5.25% at March 31, 2002)                           1,322           749
     Term Loan C;
       interest at Prime plus 0.75%
       (5.50% at March 31, 2002)                           1,029         1,266
     Other obligations: interest from 8.75% to 10.95%,
     collateralized by security interest in certain
     equipment                                               303           448
                                                          ------       -------
     Total long-term debt                                  6,167         6,238
     Less portion reflected as current                     2,207         2,244
                                                          ------       -------
     Long term-debt, net of current portion               $3,960       $ 3,994
                                                          ======       =======

     The company maintains a $20.0 million revolving credit facility, three term loans that were originated at $6.9 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. Additional amounts available under the revolving credit facility at March 31, 2002, based upon the calculation that defines the borrowing base, totaled $14.1 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2001 and capital assets that are acquired in future periods. At March 31, 2002, the company had $1.7 million of additional borrowing capacity under the capital equipment facility.

     Due to the "Lockbox" provisions of the company's revolving credit facility with its lender, coupled with a subjective acceleration clause, all of the revolving credit facility has been classified as current per the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board, EITF Issue No. 95-22, notwithstanding the three-year term of the credit agreement. Management does not believe that the subjective acceleration clause will be invoked, although there can be no assurances in that regard.

     The above loans are collateralized by substantially all of the assets of the company and have various covenants that limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants as of March 31, 2002.

     Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could be used to secure additional financing.

5.   STOCKHOLDERS' EQUITY

     Holders of Stock Options under the company's Non-Qualified Stock Option Plan, exercised options for 55,606 shares of the company's common stock during the three months ended March 31, 2002. The company recorded both the $0.5 million exercise price and a tax benefit of $0.2 million to Additional Paid In Capital during the first quarter of 2002.

6.   CONTINGENCIES

     United States Government Contracts - The company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a materially adverse effect on the company's consolidated results of operations, financial position, or cash flows.

     A Significant Portion of the Company's Revenue is Derived From a Few of its Customers- A small number of the company's customers account for a significant percentage of its revenues. The KC-135 program comprised 57.4% and 63.4% of the company's total revenues for the three-month period ended March 31, 2002 and 2001, respectively. The company's two largest customers generated approximately 84.8% of its revenues during this same period of 2002 and 74.8% in 2001. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company's business and impair the value of its common stock.

Litigation

     Hayes International Lawsuit

     The company's Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the Federal Aviation Administration ("FAA"). That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to a Supplemental Type Certificate ("STC") for such conversions. Hayes International had performed engineering for the development of the STC during the mid to late 1980s. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Following several settlements, the only remaining claim was for indemnity on one aircraft operated by Tower Air. The court issued judgment on the pleadings in favor of the company on March 27, 2002. Management believes that any negative result of this judgment, if it were appealed, would not have a material impact on the business of the company.

     Breach of Contract Lawsuits

     On October 6, 2000, the company's subsidiary, Pemco Aeroplex, filed suit against Certex of Alabama, an unincorporated division of Bridon American Corporation, for breach of contract and fraud with regard to the supply of deficient wire rope that was installed as aircraft flight control cables on KC-135 aircraft. The case, filed in the circuit court of Jefferson County, Alabama, was brought to trial on September 20, 2001 and a jury returned with a verdict in favor of the company in the amount of $7.5 million. The Court, upon a post-judgment motion filed by Certex, reduced the judgment to $2.5 million. Certex appealed that Order to the Supreme Court of Alabama and subsequently dismissed the appeal upon the company's agreement on April 11, 2002 to accept $2.2 million in settlement. The company will record the settlement in the second quarter of 2002.

     On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The case was ordered to arbitration by the court and sent back to the District Court in 2001 when settlement was not reached. The District court denied the company's Motion for Reinstatement. The company has filed for a stay of proceedings to resolve certain matters filed before the 11th Circuit Court of Appeals on October 31, 2001, specifically, the issue of whether arbitration is required where the contract calls for "alternative dispute resolution." The STC Amendment, which is the subject of this case, has now been received from the FAA, which should substantially diminish the value of Falcon's claim. Management believes that the results of this lawsuit will not have a material impact on the business of the company.

     Employment Lawsuits

     On December 9, 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company's managers, supervisors, and other employees. The complaint seeks damages in the amount of $75 million. On July 27, 2000 the U.S. District Court, Northern District of Alabama, determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission ("EEOC") subsequently entered the case purporting a parallel class action. The Court has denied consolidation of the cases. Nine of the 36 plaintiffs have accepted an Offer of Judgment propounded by the company. Trial is scheduled to begin in early June for the remainder of the plaintiffs. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

     A purported class action, brought against the company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco's UAW union employees, and who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. Twenty-eight individuals filed a new action shortly thereafter, in the Circuit Court of Jefferson County, Alabama, which has since been joined by approximately 90 other individuals. The company filed for summary judgment on all claims on February 20, 2000. Summary judgment was granted with regard to 35 of those individuals. The Court required two individual cases to be tried prior to certification of any issues for appeal. These two cases were tried in June of 2001. The Court directed a verdict on the company's behalf in one case and a jury returned with a defense verdict in favor of the company in the other case. The company has now accepted an offer of settlement proposed by the remaining plaintiffs of approximately $0.4 million and the court has approved that settlement. In April of 2002, the company paid this settlement amount.

     Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers' compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers' compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims.

     The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company's financial condition and results of operations.

7.   INCOME TAXES

     The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. At March 31, 2002 the company had a remaining deferred tax valuation allowance of $1.2 million, related mostly to net operating loss carry-forwards attributable to a state where the company currently has no ongoing operations.

8.   RECLASSIFICATIONS

     Certain amounts in the 2001 Statements of Operations and Segment Information have been reclassified to conform to the 2002 presentation. These reclassifications have no effect on Net Income or Shareholders' Equity.

9.   SEGMENT INFORMATION

     The company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Overhaul Group. The Government Services Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The Commercial Services Group, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The Manufacturing and Overhaul Group, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; and aircraft cargo-handling systems.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company's 2001 Annual Report on Form 10-K. The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is not material. The company does not allocate income taxes, interest income and interest expense to segments.

     The company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial Services and Manufacturing and Overhaul segments may generate revenues from governmental entities and the Government Services segment may generate revenues from commercial entities. Sales to Governmental entities in the first quarter of 2002 and 2001 were $24.4 million, and $28.6 million, respectively.

     The following table presents information about segment profit or loss for the three months ended March 31, 2002 and 2001:

                                                        (In Thousands)
                                                                      Manufacturing
Three Months Ended March 31, 2002           Government   Commercial    & Overhaul     Consolidated
                                            ----------   ----------   -------------   ------------
Revenues from external domestic customers    $22,220      $ 10,278       $3,277          $35,775
Revenues from external foreign customers           0            85          185              270
Inter-segment revenues                             0             0            0                0
                                             -------      --------       ------          -------
Total segment revenues                       $22,220      $ 10,363       $3,462          $36,045
Elimination                                                                                    0
                                                                                         -------
Total Revenue                                                                            $36,045
                                                                                         =======

Gross profit                                   7,062           598          698            8,358
Segment operating income (loss)                4,095          (995)         363            3,463
Interest expense                                                                             305
Income taxes                                                                               1,200
                                                                                         -------
Net income                                                                               $ 1,958
                                                                                         =======

Assets                                        43,572        23,130        9,470           76,172
Depreciation/amortization                        593           191           95              879
Capital Additions                              1,108         1,164            0            2,272

                                                                      Manufacturing
Three Months Ended March 31, 2001           Government   Commercial    & Overhaul     Consolidated
                                            ----------   ----------   -------------   ------------
Revenues from external domestic customers    $27,826       $10,208       $2,733          $40,767
Revenues from external foreign customers           0         2,228          560            2,788
Inter-segment revenues                            70             0            0               70
                                             -------       -------       ------          -------
Total segment revenues                       $27,896       $12,436       $3,293          $43,625
Elimination                                                                                  (70)
                                                                                         -------
Total Revenue                                                                            $43,555
                                                                                         =======

Gross profit                                   6,418         1,730          816            8,964
Segment operating income (loss)                4,092          (478)         (61)           3,553
Interest expense                                                                             538
Income taxes                                                                               1,209
                                                                                         -------
Net income                                                                               $ 1,806
                                                                                         =======

Assets                                       $39,645       $15,750       $8,977          $64,372
Depreciation/amortization                        510           106           67              683
Capital Additions                              1,872           372           17            2,261


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company's consolidated financial statements and notes thereto included herein.

Three months ended March 31, 2002
Versus three months ended March 31, 2001

The table below presents major highlights from the quarters ended March 31, 2002 and 2001.

                            (In $Millions)

                      2001      2002    Change
                      -----    -----    ------

Revenue               $43.6    $36.0    (17.4)
Gross Profit            9.0      8.4     (6.7)
Operating income        3.6      3.5     (2.8)
Income before taxes     3.0      3.2      6.7
Net income              1.8      2.0     11.1
EBITDA                  4.2      4.3      2.4

Sales in the Government Services Group decreased $5.7 million during the first quarter of 2002, or 20.4%, from $27.9 million in 2001 to $22.2 million in 2002. This decrease was essentially a timing issue due primarily to delivering fewer aircraft under the KC-135 Program Depot Maintenance ("PDM") contract. During the first quarter of 2001 the company delivered 11 PDM aircraft whereas in the first quarter of 2002 the company delivered 8 aircraft resulting in a $5.6 million decrease in revenue.

Sales in the Commercial Services Group decreased by $2.0 million or approximately 16.1%, during the first quarter of 2002, from $12.4 million in 2001 to $10.4 million in 2002. This decrease was due to the company delivering a 737-cargo conversion in the first quarter of 2001 without a corresponding delivery of a cargo conversion during the first quarter of 2002. This decrease in sales of the Commercial Services Group was partially offset by a slight increase in sales of aircraft serviced under Maintenance Repair and Overhaul contracts of $0.3 million.

Revenues in the Manufacturing & Overhaul Group increased slightly, $0.2 million, approximately 6.1%, during the first quarter of 2002, from $3.3 million in 2001 to $3.5 million in 2002. This increase was due to higher revenue, $1.4 million, in the Space Vector subsidiary offset by lower revenue in the Pemco Engineers subsidiary of $1.2 million. Space Vector's year-over-year increase in revenue was due to its return to a more normal level of operations. During the first quarter of 2001, the company was preparing to close the Space Vector subsidiary due to its lack of sales and sales prospects. The company reversed this decision in the second quarter of 2001, upon the award to Space Vector of a substantial contract. The decrease in Pemco Engineers revenue is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Without regard to operating segments, the company's mix of business between government and commercial customers shifted from 34.4% commercial and 65.6% government during the first quarter of 2001 to 32.2% commercial and 67.8% government in 2002.

As noted in the "Backlog" section of this report, there has been an increase in both Government and Commercial backlog between the periods ended March 31, 2001 and March 31, 2002. Based upon this increased backlog, the company expects that the remaining quarters of 2002 will reflect higher revenues than the first quarter of 2002, although there can be no assurances in that regard.

Cost of sales decreased during the first quarter from $34.6 million in 2001 to $27.7 million in 2002, primarily as a result of decreased revenue coupled with higher production efficiencies during the quarter in the company's Commercial Services Group and Government Services Group. Overall, the gross profit percentage of the company increased from 20.6% in the first quarter of 2001 to 23.3% in the first quarter of 2002.

Selling, general, and administrative ("SG&A") expenses decreased from $5.4 million during the first quarter of 2001 to $4.9 million in the first quarter of 2002. The decrease in SG&A is related to lower revenues, coupled with cost reduction programs initiated in 2001 that had a full impact in 2002.

Interest expense was $0.5 million during the first quarter of 2001 versus $0.3 million during the same period in 2002. The effective average interest rate on the company's revolving credit facility was approximately 8.6% in 2001 and 5.25% in 2002. In addition to lower interest rates on the company's revolving credit facility year-over-year, the company also reduced its debt outstanding from $18.3 million at March 31, 2001 to $12.0 million at March 31, 2002.

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

                                               (In $Thousands Except Long Term Debt to Equity)

                                               December 31,          March 31,
                                                   2001                2002           Change
                                               ------------          ---------        -------
Cash                                             $   927              $ 1,177         $   250
Working Capital                                    9,728               11,619           1,891
Revolving credit facility                         11,591                5,910          (5,681)
Long term debt and capital lease obligations       3,994                3,960             (34)
Shareholders' equity                              19,349               21,990           2,641
Long term debt to equity                            20.6%                18.0%            2.6%

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

Operating activities provided $7.8 million of cash for the three-months ended March 31, 2002. During this same period, the company borrowed $0.6 million on its capital equipment acquisition facility. This loan carries a variable interest rate that was 5.25% at March 31, 2002. Cash was used during the three-months ended March 31, 2002 for $2.3 million of capital expenditures.

At March 31, 2002 the company had additional borrowing capacity of $1.7 million under its capital equipment acquisition facility and $14.1 million under its revolving line of credit.

The company maintains a defined benefit pension plan (the "Plan") that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan's assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001, the company made a $3.0 million contribution to the Plan during the fourth quarter of 2001. In addition to this contribution, the company accrued a long-term pension benefit obligation in the amount of $15.3 million, accrued an intangible pension asset of $6.5 million, increased its deferred tax asset $3.3 million and recorded a $5.5 million charge to comprehensive income. The company anticipates that it will be required to make further contributions to the Plan during 2002. Under ERISA rules, the company expects that the minimum required contribution in 2002 will be approximately $1.6 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement. The company did not make a contribution to the Plan during the first quarters of 2001 or 2002. At December 31, 2001 the Plan was under-funded by approximately $15.5 million.

Funding for the advancement of the company's strategic goals, including possible investments in targeted business areas and acquisitions, is expected to continue. The company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next twelve months. The company could elect, or could be required, to raise additional funds during that period, and the company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the company's stockholders. The company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

In December 2001 the company began construction of an addition to one of the hangers at its Dothan, Alabama facility. The addition is projected to cost approximately $2.5 million. As of the date of this report the company has spent approximately $0.4 million on this project. This $0.4 million has been temporarily funded by the company's revolving credit facility. The company anticipates that it will secure funding for the entire addition through the issuance of an Airport Bond. The company currently has no other material capital projects underway.

COMMITMENTS AND CONTINGENCIES

     FACILITY AND OPERATING LEASES

The company's manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from two months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2002 are as follows:

                     (In Thousands)
                                     Vehicles
                                       And
Year Ending            Facilities   Equipment    Total
                       ----------   ---------   -------
2002                     $1,634         $539     $2,173
2003                      2,024          204      2,228
2004                      1,634          165      1,799
2005                      1,430          131      1,561
2006                      1,335           71      1,406
Thereafter               20,683            0     20,683
                        -------       ------    -------
Total minimum future
rental commitments      $28,740       $1,110    $29,850
                        =======       ======    =======

REPAYMENT OF LONG TERM DEBT

     Schedule of debt maturing over the next five years at March 31, 2002:

        (In Thousands)
     2002         $1,759
     2003          4,408
     2004              0
     2005              0
     2006              0
     Thereafter        0
                  ------
                  $6,167
                  ======

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of March 31, 2002 and 2001, the carrying amounts of the company's financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See "Quantitative and Qualitative Disclosures about Market Risk" included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.3 million and $0.7 million at March 31, 2002 and 2001, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreement, the accrued amounts are being paid over a 36-month period that began January 2000.

On April 23, 2002 the company loaned its current President and Chief Executive Officer $425,000 under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer's termination of employment with the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7 of the company's 2001 Annual Report on Form 10-K for a discussion of Critical Accounting Policies and Estimates.

BACKLOG

The following table presents the company's backlog (in thousands of dollars) at March 31, 2002 and March 31, 2001:

Customer Type       2002       2001
-------------     --------   --------
U.S. Government   $133,791   $125,267
Commercial          19,013     14,765
                  --------   --------
Total             $152,804   $140,032
                  ========   ========

The growth in government backlog was primarily related to the company's Space Vector subsidiary in the Manufacturing & Overhaul Group. Space Vector ended the first quarter of 2002 with backlog of $4.8 million compared to $0.0 in the first quarter of 2001. The remaining change in government related backlog is due to an increase of $4.4 million in the Government Services Group coupled with a decrease of $0.7 million in the Commercial Services Group. The Commercial Services Group first quarter 2001 backlog was composed of residual H-3 helicopter activities.

Total commercial backlog increased $4.2 million. The Commercial Services Group increased $5.9 million while backlog at Pemco Engineers, in the Manufacturing & Overhaul Group, decreased $1.7 million.

Overall the mix of backlog shifted towards commercial during the two periods moving from 89.5% government and 10.5% commercial in the first quarter of 2001 to 87.6% government and

12.4% commercial in the first quarter of 2002.

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

Contingencies

See Note 6 to the Consolidated Financial Statements.

The Company's Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company's plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption "Factors That May Affect Future Performance" in the company's 2001 Annual Report on Form 10-K, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company's revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan (5.25% and 5.50% at March 31, 2002). If the prime rate had increased 100 basis points, net income would have been reduced by approximately $36,000 during the quarter. The actual fluctuation of interest rates is not determinable, accordingly, actual results of interest rate fluctuations could differ.

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

     a. Exhibits

     10.1 Amended And Restated Employment Agreement between Pemco Aviation Group, Inc. and Ronald A. Aramini dated, May 3, 2002.
     10.2 Executive Deferred Compensation Agreement between Pemco Aviation Group, Inc. and Ronald A. Aramini, dated May 3, 2002.
     10.3 Promissory Note, dated April 23, 2002, between Pemco Aviation Group, Inc. and Ronald A. Aramini.

     b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEMCO AVIATION GROUP, INC.


Dated:   May 13, 2002                   By:/s/ Ronald A. Aramini
                                           -------------------------------------
                                        Ronald A. Aramini, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Dated:   May 13, 2002                   By:/s/ John R. Lee
                                           -------------------------------------
                                        John R. Lee, Sr. Vice President and
                                        Chief Financial Officer
                                        (Principal Finance & Accounting Officer)

                                      -S1-