Form 10-Q
period 2002-06-30
PEMCO AVIATION GROUP INC
filed 2002-08-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002, or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                          To                         .

Commission file number: 0-13829

PEMCO AVIATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0985295 (I.R.S. Employer Identification No.)

1943 North 50th Street, Birmingham, Alabama (Address of principal executive offices)	35212 (Zip Code)

205-592-0011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2002
Common Stock, $.0001 par value	4,128,792

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)

	June 30, 2002 Unaudited	December 31, 2001
Current assets:
Cash	$721	$927
Accounts receivable, net	28,523	18,481
Inventories, net	12,986	18,669
Deferred income taxes	5,146	7,994
Prepaid expenses and other	1,832	923

Total current assets	49,208	46,994

Machinery, equipment, and improvements at cost:
Machinery and equipment	27,652	26,547
Leasehold improvements	21,992	20,642
Construction in process	2,807	944

	52,451	48,133
Less accumulated depreciation and amortization	(28,491)	(26,180)

Net machinery, equipment, and improvements	23,960	21,953

Other non-current assets:
Deposits and other	1,373	347
Intangible assets, net	6,788	6,882

	8,161	7,229

Total assets	$81,329	$76,176

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands, except common share information)

	June 30, 2002 Unaudited	December 31, 2001
Current liabilities:
Revolving credit facility	$11,386	$11,591
Current portion of long-term debt	1,807	2,244
Accounts payable	2,208	1,578
Accrued liabilities—payroll related	10,351	10,257
Accrued liabilities—other	17,398	11,596

Total current liabilities	43,150	37,266

Long-term debt	3,799	3,994
Long-term pension benefit liability	14,269	13,523
Other long-term liabilities	1,726	2,044

Total liabilities	62,944	56,827

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $.0001 par value, 12,000,000 shares authorized, 4,110,729 and 4,043,273 issued at June 30, 2002 and December 31, 2001, respectively	1	1
Additional paid-in capital	6,015	5,223
Retained earnings	24,613	19,679
Treasury stock, at cost—348,899 and 7,500 shares at June 30, 2002 and December 31, 2001, respectively	(6,788)	(98)
Accumulated other comprehensive loss	(5,456)	(5,456)

Total stockholders’ equity	18,385	19,349

Total liabilities and stockholders’ equity	$81,329	$76,176

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Net sales	$41,922	$42,235
Cost of sales	32,692	32,120

Gross profit	9,230	10,115
Selling, general, and administrative expenses	5,678	5,649

Income from operations	3,552	4,466
Interest	230	499
Litigation, net	(1,480)	0

Income before income taxes	4,802	3,967
Provision for income taxes	1,825	444

Net income	$2,977	$3,523

Net income per common share:
Basic	$0.73	$0.87
Diluted	$0.64	$0.84
Weighted average common shares outstanding:
Basic	4,083	4,028
Diluted	4,626	4,181

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income per Common Share Information)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net sales	$77,967	$85,790
Cost of sales	60,379	66,711

Gross profit	17,588	19,079
Selling, general, and administrative expenses	10,573	11,060

Income from operations	7,015	8,019
Interest	535	1,037
Litigation, net	(1,480)	0

Income before income taxes	7,960	6,982
Provision for income taxes	3,025	1,653

Net income	$4,935	$5,329

Net income per common share:
Basic	$1.21	$1.32
Diluted	$1.09	$1.27
Weighted average common shares outstanding:
Basic	4,075	4,028
Diluted	4,531	4,192

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Cash flows from operating activities:
Net income	$4,935	$5,329

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,311	1,853
Provision for deferred income taxes	2,848	1,653
Pension cost in excess of funding	746	693
Amortization of intangible asset	93	94
Changes in assets and liabilities:
Accounts receivable, net	(10,042)	(2,620)
Inventories	5,683	(3,738)
Prepaid expenses and other	(909)	(700)
Deposits and other	(1,025)	(30)
Accounts payable and accrued liabilities	6,104	1,762

Total adjustments	5,809	(1,033)

Net cash provided by operating activities	10,744	4,296

Cash flows from investing activities:
Capital expenditures	(4,318)	(3,470)

Net cash used in investing activities	(4,318)	(3,470)

Cash flows from financing activities:
Proceeds from exercise of stock options	792	0
Purchase of treasury stock	(6,691)	0
Net change under revolving credit facility	(205)	(266)
Borrowings under long-term debt	613	2,688
Principal payments under subordinated debt	0	(2,460)
Principal payments under long-term debt	(1,141)	(771)

Net cash used in financing activities	(6,632)	(809)

Net increase/(decrease) in cash	(206)	17
Cash, beginning of period	927	1,441

Cash, end of period	$721	$1,458

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$451	$953

The accompanying notes are an integral part of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended
June 30, 2002 and 2001

1.  CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2001 Annual Report on Form 10-K.

2.  INVENTORIES

Inventories as of June 30, 2002 and December 31, 2001 consist of the following:

	June 30, 2002	December 31, 2001
	(In Thousands)
Work in process	$28,001	$25,795
Finished goods	1,398	2,074
Raw materials and supplies	2,861	2,438

Total	32,260	30,307
Less progress payments and customer deposits	(19,274)	(11,638)

	$12,986	$18,669

A portion of the above inventory balances relates to U.S. Government contracts. The company receives progress payments on the majority of its government contracts. The title to all inventories on which the company receives these payments is vested in the government to the extent of the progress payment balance.

3.  NET INCOME PER SHARE

Basic Net Income Per Share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted Net Income Per Share was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three-month and six-month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30 2002	Three Months Ended June 30 2001	Six Months Ended June 30 2002	Six Months Ended June 30 2001
	(All numbers In Thousands, except Income Per Share)
Net Income	$2,977	$3,523	$4,935	$5,329
Weighted Average Shares	4,083	4,028	4,075	4,028
Basic Net Income Per Share	$0.73	$0.87	$1.21	$1.32
Dilutive Securities: Options	543	153	456	164
Diluted Weighted Average Shares	4,626	4,181	4,531	4,192
Diluted Net Income Per Share	$0.64	$0.84	$1.09	$1.27

Options to purchase approximately 0 and 353,000 shares of common stock related to June 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

4.  DEBT

Debt as of June 30, 2002 and December 31, 2001 consists of the following:

	June 30, 2002	December 31, 2001
	(In Thousands)
Revolving credit facility; interest at Prime plus 0.50% (5.25% at June 30, 2002)	$11,386	$11,591

Term Loan A; interest at Prime plus 0.50% (5.25% at June 30, 2002)	2,900	2,900
Term Loan B; interest at Prime plus 0.75% (5.50% at June 30, 2002)	350	875
Capital Equipment Acquisition Facility; interest at Prime plus 0.50% (5.25% at June 30, 2002)	1,283	749
Term Loan C; interest at Prime plus 0.75% (5.50% at June 30, 2002)	793	1,266
Other obligations: interest from 8.75% to 10.95%, collateralized by security interest in certain equipment	280	448

Total long-term debt	5,606	6,238
Less portion reflected as current	1,807	2,244

Long term-debt, net of current portion	$3,799	$3,994

The company maintains a $20.0 million revolving credit facility, three term loans that were originated at $6.9 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. Additional amounts available under the revolving credit facility at June 30, 2002, based upon the calculation that defines the borrowing base, totaled $8.4 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2001 and capital assets that are acquired in future periods. At June 30, 2002, the company had approximately $1.4 million of additional borrowing capacity under the capital equipment facility.

The above loans are collateralized by substantially all of the assets of the company and have various covenants that limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants as of June 30, 2002.

Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could be used to secure additional financing.

5.  STOCKHOLDERS’ EQUITY

Holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for 14,850 shares of the company’s common stock during the three months ended June 30, 2002. The company recorded both the exercise price and a tax benefit totaling approximately $0.1 million to Additional Paid In Capital during the second quarter of 2002. During the six months ended June 30, 2002 holders of Stock Options under the company’s Non-Qualified Stock Option Plan, exercised options for approximately 70 thousand shares of the company’s common stock, adding with its associated tax benefit, approximately $0.9 million to Additional Paid In Capital. No holders of Stock Options under the company’s Non-Qualified Stock Option Plan, exercised options during the six months ending June 30, 2001.

6.  CONTINGENCIES

United States Government Contracts—The company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a materially adverse effect on the company’s consolidated results of operations, financial position, or cash flows.

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers—A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 59% and 61% of the company’s total revenues for the six-month period ended June 30, 2002 and 2001, respectively. The company’s two largest programs generated approximately 87% of its revenues during this same period of 2002 and 76% in 2001. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Hayes International Lawsuit

The company’s Pemco Aeroplex subsidiary, successor to Hayes International, is a defendant in several suits seeking damages and indemnity for claims arising from an Airworthiness Directive issued by the Federal Aviation Administration (“FAA”). That Directive restricts the cargo capacity of Boeing 747 aircraft converted pursuant to a Supplemental Type Certificate (“STC”) for such conversions. Hayes International had performed engineering for the development of the STC during the mid to late 1980s. Certain of the suits also allege fraud, misrepresentation and violations of the Racketeer Influenced and Corrupt Organization Act. Following several settlements, the only remaining claim was for indemnity on one aircraft operated by Tower Air. The court issued judgment on the pleadings in favor of the company on March 27, 2002.

Breach of Contract Lawsuits

On October 6, 2000, the company’s subsidiary, Pemco Aeroplex, filed suit against Certex of Alabama, an unincorporated division of Bridon American Corporation, for breach of contract and fraud with regard to the supply of deficient wire rope that was installed as aircraft flight control cables on KC-135 aircraft. The case, filed in the circuit court of Jefferson County, Alabama, was brought to trial on September 20, 2001 and a jury returned with a verdict in favor of the company in the amount of $7.5 million. The Court, upon a post-judgment motion filed by Certex, reduced the judgment to $2.5 million. Certex appealed that Order to the Supreme Court of Alabama and subsequently dismissed the appeal upon the company’s agreement on April 11, 2002 to accept $2.2 million in settlement.

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The case was ordered to arbitration by the court and sent back to the District Court in 2001 when settlement was not reached. The District court denied the company’s Motion for Reinstatement. The company has filed for a stay of proceedings to resolve certain matters filed before the 11th Circuit Court of Appeals on October 31, 2001, specifically, the issue of whether arbitration is required where the contract calls for “alternative dispute resolution”. The STC Amendment, which is the subject of this case, has now been received from the FAA, which should substantially diminish the value of Falcon’s claim. Management believes that the results of this lawsuit will not have a material impact on the business of the company.

Employment Lawsuits

On December 9, 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case. Plaintiff’s motion for a new trial has been denied. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

A purported class action, brought against the company and its Pemco Aeroplex subsidiary on behalf of those persons hired as replacement workers during the strike by Pemco’s UAW union employees, and who were terminated upon settlement of such strike, was dismissed in the third quarter of 1999. Twenty-eight individuals filed a new action shortly thereafter, in the Circuit Court of Jefferson County, Alabama, which has since been joined by approximately 90 other individuals. The company filed for summary judgment on all claims on February 20, 2000. Summary judgment was granted with regard to 35 of those individuals. The Court required two individual cases to be tried prior to certification of any issues for appeal. These two cases were tried in June of 2001. The Court directed a verdict on the company’s behalf in one case and a jury returned with a defense verdict in favor of the company in the other case. The company accepted an offer of settlement proposed by the remaining plaintiffs of approximately $0.4 million (or approximately $4,000 per Plaintiff) and the court has approved that settlement.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims. The results of which are not expected to be material to the company’s financial condition and results of operations.

7.  SEGMENT INFORMATION

The company has three reportable segments: Government Services Group, Commercial Services Group, and Manufacturing and Component Group. The Government Services Group, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The Commercial Services Group, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The Manufacturing and Component Group, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; and aircraft cargo-handling systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company’s 2001 Annual Report on Form 10-K. The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is not material. The company does not allocate income taxes, interest income and interest expense to segments.

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial Services and Manufacturing and Component segments may generate revenues from governmental entities and the Government Services segment may generate revenues from commercial entities. Sales to Governmental entities in the three-months ended June 30, 2002 and 2001 were $27.5 million, and $28.8 million, respectively. Sales to Governmental entities for the six-months ended June 30, 2002 and 2001 were $51.9 million, and $57.1 million, respectively.

The following table presents information about segment profit or loss for the three months ended June 30, 2002 and 2001:

	Government	Commercial	Manufacturing & Component	Consolidated
	(In Thousands)
Three Months Ended June 30, 2002
Revenues from external domestic customers	25,469	13,083	3,026	41,578
Revenues from external foreign customers	0	216	128	344
Inter-segment revenues	1	0	76	77

Total segment revenues	25,470	13,299	3,230	41,999
Elimination				(77)

Total Revenue				41,922

Gross profit	7,807	933	490	9,230
Segment operating income (loss)	4,356	(927)	123	3,552
Interest expense				230
Litigation, net				(1,480)
Income taxes				1,825

Net income				2,977

Assets	48,384	24,749	8,196	81,329
Depreciation/amortization	485	153	59	697
Capital Additions	557	1,484	5	2,046

	Government	Commercial	Manufacturing & Component	Consolidated
Three Months Ended June 30, 2001
Revenues from external domestic customers	25,716	12,535	3,344	41,595
Revenues from external foreign customers	0	0	640	640
Inter-segment revenues	74	0	0	74

Total segment revenues	25,790	12,535	3,984	42,309
Elimination				(74)

Total Revenue				42,235

Gross profit	7,166	2,097	852	10,115
Segment operating income (loss)	5,228	(189)	(573)	4,466
Interest expense				499
Income taxes				444

Net income				3,523

Assets	39,970	16,915	9,924	66,809
Depreciation/amortization	441	95	71	607
Capital Additions	612	548	48	1,208

The following table presents information about segment profit or loss for the six months ended June 30, 2002 and 2001:

	Government	Commercial	Manufacturing & Component	Consolidated
	(In Thousands)
Six Months Ended June 30, 2002
Revenues from external domestic customers	47,689	23,361	6,303	77,353
Revenues from external foreign customers	0	301	313	614
Inter-segment revenues	1	0	76	77

Total segment revenues	47,690	23,662	6,692	78,044
Elimination				(77)

Total Revenue				77,967

Gross profit	14,869	1,531	1,188	17,588
Segment operating income (loss)	8,451	(1,922)	486	7,015
Interest expense				535
Litigation, net				(1,480)
Income taxes				3,025

Net income				4,935

Assets	48,384	24,749	8,196	81,329
Depreciation/amortization	1,078	344	154	1,576
Capital Additions	1,665	2,648	5	4,318

	Government	Commercial	Manufacturing & Component	Consolidated
Six Months Ended June 30, 2001
Revenues from external domestic customers	53,542	22,743	6,077	82,362
Revenues from external foreign customers	0	2,228	1,200	3,428
Inter-segment revenues	144	0	0	144

Total segment revenues	53,686	24,971	7,277	85,934
Elimination				(144)

Total Revenue				85,790

Gross profit	13,584	3,204	2,291	19,079
Segment operating income (loss)	9,307	(1,165)	(123)	8,019
Interest expense				1,037
Income taxes				1,653

Net income				5,329

Assets	39,970	16,915	9,924	66,809
Depreciation/amortization	951	201	138	1,290
Capital Additions	2,485	920	65	3,470

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein.

Three months ended June 30, 2002
Versus three months ended June 30, 2001

The table below presents major highlights from the quarters ended June 30, 2002 and 2001.

	2001	2002	Change
	(In Millions)
Revenue	$42.2	$41.9	(0.7%)
Gross Profit	10.1	9.2	(8.9%)
Operating income	4.5	3.6	(20.0%)
Income before taxes	4.0	4.8	20.0%
Net income	3.5	3.0	(14.3%)
EBITDA	5.3	5.9	11.3%

Sales in the Government Services Group decreased $0.3 million during the second quarter of 2002, or 1.2%, from $25.8 million in 2001 to $25.5 million in 2002. This decrease was essentially a timing issue. During the second quarter of 2001 the company delivered nine aircraft under the KC-135 Program Depot Maintenance Contract, whereas in the second quarter of 2002 the company delivered eight KC-135 Program Depot Maintenance aircraft and two JSTAR aircraft.

Sales in the Commercial Services Group increased by $0.8 million, or approximately 6.4%, during the second quarter of 2002, from $12.5 million in 2001 to $13.3 million in 2002. Sales of aircraft serviced under Maintenance Repair and Component contracts increased $1.5 million. The company completed work on the H-3 helicopter contract in 2001. During the second quarter of 2001 the company had sales of $0.7 million under this contract.

Revenues in the Manufacturing & Component Group decreased by $0.8 million, approximately 20.0%, during the second quarter of 2002, from $4.0 million in 2001 to $3.2 million in 2002. This decrease is due to the Pemco Engineers subsidiary that had $1.2 million less revenue, 51.4%, in the second quarter of 2002 versus the same quarter of 2001. This revenue decrease was offset partially by higher quarter-to-quarter revenue, $0.4 million, in the Space Vector subsidiary. The decrease in Pemco Engineers revenue is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Without regard to operating segments, the company’s mix of business between government and commercial customers shifted from 32.7% commercial and 67.3% government during the second quarter of 2001 to 34.4% commercial and 65.6% government during the same period in 2002.

Cost of sales increased during the second quarter from $32.1 million in 2001 to $32.7 million in 2002, primarily as a result of the company replacing relatively high margin sales at the Pemco Engineers subsidiary with relatively lower margin business at other subsidiaries. Overall, the gross profit percentage of the company decreased from 24.0% in the second quarter of 2001 to 22.0% in the second quarter of 2002.

Selling, general, and administrative (“SG&A”) expenses increased slightly, $0.1 million, between the second quarter of 2001, $5.6 million, and the second quarter of 2002, $5.7 million. During the second quarter of 2002 the company spent approximately $0.8 million in legal expenses versus $0.4 million during the second quarter of 2001. These legal expenses were primarily related to the cases in the table labeled “Litigation, net” shown below.

Interest expense decreased from $0.5 million during the second quarter of 2001 to $0.2 million during the same period in 2002. The effective average interest rate on the company’s revolving credit facility was approximately 7.33% in 2001 and 5.25% in 2002. In addition to lower interest rates on the company’s revolving credit facility year-over-year, the company also reduced its average debt outstanding during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was approximately $5.9 million for the three months ended June 30, 2002 compared to $5.3 million for the three months ended June 30, 2001.

In the three-month period ended June 30, 2001, the company recorded an income tax credit because of favorable tax benefits generated from an adjustment to its deferred tax valuation allowance, whereas in the three months ended June 30, 2002, the company recorded an income tax provision on a normalized basis. The effective tax provisions for these two periods were 11% and 38% respectively.

During the second quarter of 2002 the company agreed to settlements on several outstanding legal actions (See Note 6 to the Consolidated Financial Statements). These settlements are reflected on the Consolidated Statements of Operations as “Litigation, net” and are composed of the following cases.

Case	Amount
Litigation, net In Thousands
Net Award on Product Liability	$1,960
Settlement on Replacement Workers	(388)
Settlement on Alleged Discrimination	(92)

Litigation, net	$1,480

The large increase in Accounts Receivable between December 31, 2001 and June 30, 2002, reflected on the company’s Consolidated Statement of Cash Flows is attributable primarily to the Government services segment and is due to the combination of systems problems on the company’s account with the government payment office and various issues and challenges associated with establishing a new billing process and methodology between the company and the Boeing Company. The company anticipates that this short-term increase in Accounts Receivable will be corrected during the third quarter of 2002.

Comparison of Earnings per Share data between the periods ending June 30, 2001 and June 30, 2002 are complicated by several significant differences between the two periods. As noted above, the company had a major difference in its tax accruals due to the approximate $1.0 million reversal of a deferred tax valuation allowance during the three months ended June 30, 2001, whereas in the three months ended June 30, 2002, the company recorded an income tax provision on a normalized basis. In addition to this tax impact, the company also had a significant increase in dilutive shares, approximately 390,000. An increase in the price of the company’s common stock along with the issuance of approximately 260,000 options under the company’s Non-Qualified Stock Option Plan since June 30, 2001, had the effect of making previously anti-dilutive options dilutive. The effect of the difference in taxes and this large increase in dilutive shares was to lower Diluted Earnings per Share during the period ended June 30, 2002 when compared to the same period in 2001.

Six months ended June 30, 2002
Versus six months ended June 30, 2001

The table below presents major highlights from the six months ended June 30, 2002 and 2001.

	2001	2002	Change
	(In Millions)
Revenue	$85.8	$78.0	(9.1%)
Gross Profit	19.1	17.6	(7.9%)
Operating income	8.0	7.0	(12.5%)
Income before taxes	7.0	8.0	14.3%
Net income	5.3	4.9	(7.5%)
EBITDA	9.7	10.2	5.9%

Revenues for the six months ended June 30, 2002 decreased $7.8 million compared to the same period of 2001. Sales in the Government Services Group decreased by $6.0 million, or 11.2%, from $53.7 million in 2001 to $47.7 million in 2002. This decrease was due primarily to delivering four fewer aircraft under the KC-135 Program Depot Maintenance (PDM) contract offset, partially, by the delivery of two aircraft under the JSTAR contract.

Sales in the Commercial Services Group decreased by $1.3 million or approximately 5.2%, for the six months ended June 30, 2002, from $25.0 million in 2001 to $23.7 million in 2002. This decrease was primarily due to the delivery of a cargo conversion aircraft in 2001, $2.3 million, and sales on the H-3 helicopter contract of $1.1 million, with no corresponding deliveries during the same period in 2002. These decreases were partially offset by an increase in commercial Maintenance, Repair and

Component revenues of $2.1 million.

The Manufacturing & Component Group saw its revenues decline $0.6 million, approximately 8.0%, for the six months ended June 30, 2002, from $7.3 million in 2001 to $6.7 million in 2002. This decrease is due to the Pemco Engineers subsidiary that had $2.5 million less revenue for the six months ended June 30, 2002 versus the same period of 2001. This revenue decrease was offset partially by higher period-to-period revenue, $1.8 million, in the Space Vector subsidiary and the sale of component parts from a discontinued operation of $0.1 million. The decrease in Pemco Engineers revenue is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Without regard to operating segments, the company’s mix of business between government and commercial customers was 33.4% commercial and 66.6% government during the six months ended June 30, 2001 and 33.5% commercial and 66.5% government during the same period in 2002.

Cost of sales decreased during the six months ended June 30 from $66.7 million in 2001 to $60.4 million in 2002. In addition to the normal decrease in costs associated with the decreased revenue, cost of sales was also affected by higher production efficiencies during the year, primarily in the company’s Commercial Services Group and also, to a lesser extent, in the Government Services Group. These decreases in cost of sales were offset, partially, by replacing relatively high margin sales at the Pemco Engineers subsidiary with relatively lower margin business at other subsidiaries. Overall, the company’s gross profit percentage increased from 22.2% in the six months ended June 30, 2001 to 22.6% in the same period of 2002.

SG&A decreased during the six months ended June 30, from $11.1 million in 2001 to $10.6 million in 2002. During the six months ended June 30, 2002 and June 30, 2001 the company spent approximately $1.0 million in legal expenses. These legal expenses were primarily related to the cases in the table labeled “Litigation, net” shown below.

Interest expense was $1.0 million for the six months ended June 30, 2001 versus $0.5 million during the same period in 2002. The effective average interest rate on the company’s revolving credit facility was approximately 7.97% in 2001 and 5.25% in 2002. In addition to lower interest rates on the company’s revolving credit facility year-over-year, the company also reduced its average debt outstanding during the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

During the six months ended June 30, 2001, the company recorded an income tax credit because of favorable tax benefits generated from an adjustment to its deferred tax valuation allowance, whereas in the six months ended June 30, 2002, the company recorded an income tax provision on a normalized basis. The effective tax provisions for these two periods were 24% and 38% respectively.

EBITDA was approximately $10.2 million for the six months ended June 30, 2002, compared to $9.7 million for the six months ended June 30, 2001.

During the second quarter of 2002 the company agreed to settlements on several outstanding legal actions (See Note 6 to the Consolidated Financial Statements). These settlements are reflected on the Consolidated Statements of Operations as “Litigation, net” and are composed of the following cases.

Case	Amount
Litigation, net In Thousands
Net Award on Product Liability	$1,960
Settlement on Replacement Workers	(388)
Settlement on Alleged Discrimination	(92)

Litigation, net	$1,480

Comparison of Earnings per Share data between the periods ended June 30, 2001 and June 30, 2002 are complicated by several significant differences between the two periods. As noted above, the company had a major difference in its tax accruals due to the approximate $1.0 million reversal of a deferred tax valuation allowance during the six months ended June 30, 2001, whereas in the six months ended June 30, 2002, the company recorded an income tax provision on a normalized basis. In addition to this tax impact, the company also had a significant increase in dilutive shares, approximately 390,000. An increase in the price of the company’s common stock along with the issuance of approximately 260,000 options under the company’s Non-Qualified Stock Option Plan since June 30, 2001, had the effect of making previously anti-dilutive options dilutive. The effect of the difference in taxes and this large increase in dilutive shares was to lower Diluted Earnings per Share during the period ended June 30, 2002 when compared to the same period in 2001.

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

	December 31, 2001	June 30, 2002	Change
	(In Thousands Except Long Term Debt to Equity)
Cash	$927	$721	$(206)
Working Capital	9,728	6,058	(3,671)
Revolving credit facility	11,591	11,386	(205)
Long term debt and capital lease obligations	3,994	3,799	(195)
Shareholders’ equity	19,349	18,385	(964)
Long term debt to equity	20.6%	20.6%	N/a

The company’s revolving credit facility is included in current liabilities.

Operating activities provided $10.7 million of cash for the six-months ending June 30, 2002. During this same period, the company borrowed $0.6 million on its capital equipment acquisition facility. This loan carries a variable interest rate that was 5.25% at June 30, 2002. The company also received proceeds from the exercise of company stock options of $0.8 million. Cash was used during the six-months ended June 30, 2002 for capital expenditures of $4.3 million, and the repurchase of company common stock, $6.7 million.

At June 30, 2002 the company had additional borrowing capacity of $1.4 million under its capital equipment acquisition facility and $8.4 million under its revolving line of credit.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001, the company made a $3.0 million contribution to the Plan during the fourth quarter of 2001. In addition to this contribution, the company accrued a long-term pension benefit obligation in the amount of $15.3 million, accrued an intangible pension asset of $6.5 million, increased its deferred tax asset by $3.3 million and recorded a $5.5 million charge to comprehensive income. The company anticipates that it will be required to make further contributions to the Plan during 2002. Under ERISA rules, the company expects that the minimum required contribution in 2002 would be approximately $1.6 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement. The company did not make a contribution to the Plan during the first or second quarters of 2001 or 2002. At December 31, 2001 the Plan was under-funded by approximately $15.5 million.

Funding for the advancement of the company’s strategic goals, including possible investments in targeted business areas and acquisitions, is expected to continue. The company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next twelve months. The company could elect, or could be required, to raise additional funds during that period, and the company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the company’s stockholders. The company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

In December 2001 the company began construction of an addition to one of the hangers at its Dothan, Alabama facility. The addition is projected to cost approximately $2.5 million. As of the date of this report the company has spent approximately $1.6 million on this project. This $1.6 million has been temporarily funded by the company’s revolving credit facility. The company anticipates that it will secure funding for the entire addition through the issuance of an Airport Bond. The company currently has no other material capital projects underway.

COMMITMENTS AND CONTINGENCIES

FACILITY AND OPERATING LEASES

The company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from four months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2002 are as follows:

Year Ending	Facilities	Vehicles And Equipment	Total
	(In Thousands)
2002	$1,100	$351	$1,451
2003	1,989	191	2,180
2004	1,581	142	1,723
2005	1,371	139	1,510
2006	1,274	77	1,352
Thereafter	18,381	3	18,384

Total minimum future rental commitments	$25,697	$903	$26,600

REPAYMENT OF LONG TERM DEBT

Schedule of debt maturing over the next five years at June 30, 2002:

(In Thousands)
2002	$923
2003	4,683
2004	0
2005	0
2006	0
Thereafter	0

$5,606

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of June 30, 2002 and 2001, the carrying amounts of the company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.2 million and $0.6 million at June 30, 2002 and 2001, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreement, the accrued amounts are being paid over a 36-month period that began January 2000.

On April 23, 2002 the company loaned its current President and Chief Executive Officer $425,000 under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7 of the company’s 2001 Annual Report on Form 10-K for a discussion of Critical Accounting Policies and Estimates.

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at June 30, 2002 and June 30, 2001:

Customer Type	2002	2001
U.S. Government	$127,774	$110,556
Commercial	15,130	17,032

Total	$142,904	$127,588

The growth in government backlog was primarily related to the company’s Government Services Group and the Space Vector subsidiary in the Manufacturing & Component Group. Government Services increased backlog approximately $11.2 million year-over-year while Space Vector increased backlog $6.0 million during this same period.

Total commercial backlog decreased $1.9 million. The Commercial Services Group increased backlog $0.7 million while backlog at Pemco Engineers, in the Manufacturing & Component Group, decreased $2.6 million. The decrease in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Overall the mix of backlog shifted towards government during the two periods moving from 86.7% government and 13.3% commercial for the six-months ended June 30, 2001 to 89.4% government and 10.6% commercial for the six-months ended June 30, 2002.

The company includes sub-contracts for government work in its U.S. Government backlog category. Substantially all of the company’s government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the company’s contracts typically provide that orders may be terminated with limited or no penalties.

The company has historically derived an additional $0.40 in sales for each dollar represented in its backlog. The backlog is based upon fixed prices for specific scopes of work. In performing these scopes of work the company frequently discovers necessary repairs that are out of scope. These additional repairs, which are approved by the customers before being performed, lead to “over and above” time and material sales. While it cannot be certain that this work will continue in the future, the company currently has no reason to believe that it will decrease.

Contingencies

See Note 6 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the company’s 2001 Annual Report on Form 10-K, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The company cautions readers not to place undue reliance on any forward–looking statements, which speak only as of the date on which they are made. The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan

(5.25% and 5.50% at June 30, 2002). If the prime rate had increased 100 basis points, net income would have been reduced by approximately $27,000 during the quarter, $71,000 year-to-date. The actual fluctuation of interest rates is not determinable, accordingly, actual results of interest rate fluctuations could differ.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The company’s Annual Meeting of Stockholders was held on May 16, 2002. At the meeting, stockholders of the company elected Mark K. Holdsworth and Thomas C. Richards as Class II directors to serve until 2005.

The number of votes cast for or withheld for each director nominee were as follows:

Nominee	For	Withheld
Mark K. Holdsworth	3,526,056	838
Thomas C. Richards	3,525,936	958

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits—None

b.  Reports on Form 8-K. No Reports on Form 8-K were filed with the Securities and Exchange Commission during the         quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: August 14, 2002	By: /S/ RONALD A. ARAMINI
Ronald A. Aramini President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2002	By: /S/ JOHN R. LEE
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)