Form 10-Q
period 2002-09-30
PEMCO AVIATION GROUP INC
filed 2002-11-07
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002.

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
☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.0001 par value	Outstanding at October 31, 2002 3,786,599

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)

	September 30, 2002 Unaudited	December 31, 2001

Current assets:
Cash	$318	$927
Accounts receivable, net	28,778	18,481
Inventories, net	19,343	18,669
Deferred income taxes	4,893	7,994
Prepaid expenses and other	1,570	923

Total current assets	54,902	46,994

Machinery, equipment, and improvements at cost:
Machinery and equipment	27,831	26,547
Leasehold improvements	22,155	20,642
Construction in process	3,689	944

	53,675	48,133
Less accumulated depreciation and amortization	(29,323)	(26,180)

Net machinery, equipment, and improvements	24,352	21,953

Other non-current assets:
Deposits and other	1,345	347
Intangible assets, net	6,741	6,882

	8,086	7,229

Total assets	$87,340	$76,176

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands, except common share information)

	September 30, 2002 Unaudited	December 31, 2001

Current liabilities:
Revolving credit facility	$12,652	$11,591
Current portion of long-term debt	1,438	2,244
Accounts payable	2,032	1,578
Accrued liabilities — payroll related	9,921	10,257
Accrued liabilities — other	22,154	11,596

Total current liabilities	48,197	37,266

Long-term debt	4,168	3,994
Long-term pension benefit liability	13,924	13,523
Other long-term liabilities	1,636	2,044

Total liabilities	67,925	56,827

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $.0001 par value, 12,000,000 shares authorized, 4,129,159 and 4,043,273 issued at September 30, 2002 and December 31, 2001, respectively	1	1
Additional paid-in capital	6,319	5,223
Retained earnings	25,339	19,679
Treasury stock, at cost — 348,899 and 7,500 shares at September 30, 2002 and December 31, 2001, respectively	(6,788)	(98)
Accumulated other comprehensive loss	(5,456)	(5,456)

Total stockholders’ equity	19,415	19,349

Total liabilities and stockholders’ equity	$87,340	$76,176

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

Net sales	$35,400	$41,447
Cost of sales	29,097	32,582

Gross profit	6,303	8,865

Selling, general, and administrative expenses	4,810	4,771

Income from operations	1,493	4,094

Interest	326	397

Income before income taxes	1,167	3,697
Provision for income taxes	443	1,315

Net income	$724	$2,382

Net income per common share:
Basic	$0.19	$0.59
Diluted	$0.17	$0.56

Weighted average common shares outstanding:
Basic	3,778	4,029
Diluted	4,205	4,288

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income per Common Share Information)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Net sales	$113,367	$127,237
Cost of sales	89,476	99,293

Gross profit	23,891	27,944

Selling, general, and administrative expenses	15,383	15,831

Income from operations	8,508	12,113

Interest	861	1,434
Litigation income, net	1,480	0

Income before income taxes	9,127	10,679
Provision for income taxes	3,468	2,968

Net income	$5,659	$7,711

Net income per common share:
Basic	$1.42	$1.91
Diluted	$1.28	$1.83

Weighted average common shares outstanding:
Basic	3,976	4,028
Diluted	4,422	4,224

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Cash flows from operating activities:
Net income	$5,659	$7,711

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,143	2,862
Provision for deferred income taxes	3,101	2,964
Pension cost in excess of funding	401	1,039
Amortization of intangible asset	141	140
Changes in assets and liabilities:
Accounts receivable, net	(10,297)	(3,714)
Inventories	(674)	(5,052)
Prepaid expenses and other	(647)	591
Deposits and other	(998)	786
Accounts payable and other liabilities	10,269	279

Total adjustments	4,439	(105)

Net cash provided by operating activities	10,098	7,606

Cash flows from investing activities:
Capital expenditures	(5,542)	(4,660)

Net cash used in investing activities	(5,542)	(4,660)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,096	21
Purchase of treasury stock	(6,690)	0
Net change under revolving credit facility	1,061	(1,334)
Borrowings under long-term debt	1,192	2,688
Principal payments under subordinated debt	0	(2,460)
Principal payments under long-term debt	(1,824)	(1,317)

Net cash used in financing activities	(5,165)	(2,402)

Net increase/(decrease) in cash	(609)	544
Cash, beginning of period	927	1,441

Cash, end of period	$318	$1,985

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$735	$1,308

The accompanying notes are an integral part of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Quarters Ended
September 30, 2002 and 2001

1.  CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2001 Annual Report on Form 10-K.

2.  INVENTORIES

Inventories as of September 30, 2002 and December 31, 2001 consist of the following:

(In Thousands)

	September 30, 2002	December 31, 2001

Work in process	$30,045	$25,795
Finished goods	1,442	1,589
Raw materials and supplies	2,860	2,923

Total	34,347	30,307
Less progress payments and customer deposits	(15,004)	(11,638)

	$19,343	$18,669

A portion of the above inventory balances relates to U.S. Government contracts. The company receives progress payments on the majority of its government contracts where the company is the prime contractor. The title to all inventories on which the company receives these payments is vested in the government to the extent of the progress payment balance.

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

The following table represents the net income per share calculations for the three-month and nine-month periods ended September 30, 2002 and 2001:

(All numbers In Thousands, except Income Per Share)

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Net Income	$724	$2,382	$5,659	$7,711
Weighted Average Shares	3,778	4,029	3,976	4,028
Basic Net Income Per Share	$0.19	$0.59	$1.42	$1.91
Dilutive Securities: Options	427	259	446	196
Diluted Weighted Average Shares	4,205	4,288	4,422	4,224
Diluted Net Income Per Share	$0.17	$0.56	$1.28	$1.83

Options to purchase approximately 0 and 101,000 shares of common stock related to September 30, 2002 and 2001, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

4.  DEBT

Debt as of September 30, 2002 and December 31, 2001 consists of the following:

(In Thousands)

	September 30, 2002	December 31, 2001

Revolving credit facility; interest at Prime plus 0.50% (5.25% at September 30, 2002)	$12,652	$11,591

Term Loan A; interest at Prime plus 0.50% (5.25% at September 30, 2002)	2,900	2,900
Term Loan B; interest at Prime plus 0.75% (5.50% at September 30, 2002)	87	875
Capital Equipment Acquisition Facility; interest at Prime plus 0.50% (5.25% at September 30, 2002)	1,823	749
Term Loan C; interest at Prime plus 0.75% (5.50% at September 30, 2002)	554	1,266
Other obligations: interest from 8.75% to 10.95%, collateralized by security interest in certain equipment	242	448

Total long-term debt	5,606	6,238
Less portion reflected as current	1,438	2,244

Long term-debt, net of current portion	$4,168	$3,994

The company maintains a $20.0 million revolving credit facility, three term loans that were originated at $6.9 million in the aggregate, and a capital equipment acquisition facility of $3.1 million. Additional amounts available under the revolving credit facility at September 30, 2002, based upon the calculation that defines the borrowing base, totaled $7.3 million. Under the capital equipment facility, borrowing availability is tied to a percentage of the value of certain capital assets acquired since January 1, 2001 and capital assets that are acquired in future periods. At September 30, 2002, the company had approximately $1.1 million of additional borrowing capacity under the capital equipment facility.

The above loans are collateralized by substantially all of the assets of the company and have various covenants that limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts. The company was in compliance with its debt covenants as of September 30, 2002.

Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could be used to secure additional financing.

5.  STOCKHOLDERS’ EQUITY

Holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for approximately 18 thousand and 5 thousand shares, respectively, of the company’s common stock during the three months ended September 30, 2002 and 2001. The company recorded both the exercise price and a tax benefit totaling approximately $0.3 million to Additional Paid In Capital during the third quarter of 2002. During the nine months ended September 30, 2002 and 2001 holders of Stock Options under the company’s Non-Qualified Stock Option Plan, exercised options for approximately 85 thousand and 5 thousand shares of the company’s common stock, respectively, adding with its associated tax benefit, approximately $1.1 million in 2002 and $0.1 million in 2001 to Additional Paid In Capital.

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers- A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 56.2% and 61.1% of the company’s total revenues for the nine-month periods ended September 30, 2002 and 2001, respectively. The company’s three largest programs generated approximately 82.2% of its revenues during this same period of 2002 and 74.8% in 2001. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuit

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The company has filed for a stay of proceedings to resolve certain matters filed before the 11th Circuit Court of Appeals on October 31, 2001, specifically, the issue of whether arbitration is required where the contract calls for “alternative dispute resolution”. The consolidated appeals are scheduled to be argued in the 11th Circuit Court in December of 2002. The Supplemental Type Certificate (“STC”) Amendment, which is the subject of this case, has now been received from the FAA, which should substantially diminish the value of Falcon’s claim. Management believes that the results of this lawsuit will not have a material impact on the business of the company.

Employment Lawsuit

On December 9, 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. Nine plaintiffs elected to settle with the company prior to the trial. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Plaintiff’s motion for a new trial has been denied. A date has not been set for arguments on the motions filed in the parallel EEOC action. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims, the results of which are not expected to be material to the company ’s financial condition and results of operations.

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

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The Commercial Services and Manufacturing and Component segments may generate revenues from governmental entities and the Government Services segment may generate revenues from commercial entities. Sales to governmental entities in the three-months ended September 30, 2002 and 2001 were $21.5 million, and $28.7 million, respectively. Sales to governmental entities for the nine-months ended September 30, 2002 and 2001 were $73.3 million, and $85.9 million, respectively.

The following table presents information about segment profit or loss for the three months ended September 30, 2002 and 2001:

(In Thousands)

Three Months Ended September 30, 2002	Government	Commercial	Manufacturing & Component	Consolidated

Revenues from external domestic customers	19,355	9,302	2,904	31,561
Revenues from external foreign customers	0	3,756	83	3,839
Inter-segment revenues	9	0	28	37

Total segment revenues	19,364	13,058	3,015	35,437
Elimination				(37)

Total Revenue	19,364	13,058	3,015	35,400

Gross profit	5,690	262	351	6,303
Segment operating income (loss)	2,606	(1,058)	(55)	1,493
Interest expense				326
Income taxes				443

Net income				$724

Assets	$54,308	$25,548	$7,484	$87,340
Depreciation/amortization	534	267	90	891
Capital Additions	389	834	0	1,223

Three Months Ended September 30, 2001	Government	Commercial	Manufacturing & Component	Consolidated

Revenues from external domestic customers	$26,179	$11,092	$4,176	$41,447
Revenues from external foreign customers	0	0	0	0
Inter-segment revenues	40	0	0	40

Total segment revenues	$26,219	$11,092	$4,176	$41,487
Elimination				(40)

Total Revenue				$41,447

Gross profit	6,512	1,135	1,218	8,865
Segment operating income (loss)	4,305	(430)	219	4,094
Interest expense				397
Income taxes				1,315

Net income				$2,382

Assets	$38,775	$17,495	$10,191	$66,461
Depreciation/amortization	465	132	69	666
Capital Additions	763	395	32	1,190

The following table presents information about segment profit or loss for the nine months ended September 30, 2002 and 2001:

(In Thousands)

Nine Months Ended September 30, 2002	Government	Commercial	Manufacturing & Component	Consolidated

Revenues from external domestic customers	$67,044	$32,663	$9,207	$108,914
Revenues from external foreign customers	0	4,057	396	4,453
Inter-segment revenues	10	0	104	114

Total segment revenues	$67,054	$36,720	$9,707	$113,481
Elimination				(114)

Total Revenue				$113,367

Gross profit	20,559	1,793	1,539	23,891
Segment operating income (loss)	11,057	(2,980)	431	8,508
Interest expense				861
Litigation income, net				1,480
Income taxes				3,468

Net income				$5,659

Assets	$54,308	$25,548	$7,484	$87,340
Depreciation/amortization	1,612	611	244	2,467
Capital Additions	2,054	3,482	5	5,541

Nine Months Ended September 30, 2001	Government	Commercial	Manufacturing & Component	Consolidated

Revenues from external domestic customers	$79,721	$33,322	$10,766	$123,809
Revenues from external foreign customers	0	2,741	687	3,428
Inter-segment revenues	184	0	0	184

Total segment revenues	$79,905	$36,063	$11,453	$127,421
Elimination				(184)

Total Revenue				$127,237

Gross profit	20,096	4,869	2,979	27,944
Segment operating income (loss)	13,619	(1,002)	(504)	12,113
Interest expense				1,434
Litigation, net				0
Income taxes				2,968

Net income				$7,711

Assets	$38,775	17,495	10,191	66,461
Depreciation/amortization	1,416	333	207	1,956
Capital Additions	3,248	1,315	97	4,660

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein.

Three months ended September 30, 2002
Versus three months ended September 30, 2001

The table below presents major highlights from the quarters ended September 30, 2002 and 2001.

	(In Millions)
	2002	2001	Change

Gross Profit	6.3	8.9	(29.2%)
Operating income	1.5	4.1	(63.4%)
Income before taxes	1.2	3.7	(67.6%)
Net income	0.7	2.4	(70.8%)
EBITDA	2.2	4.9	(55.1%)

Sales in the Government Services Group decreased by $6.8 million during the third quarter of 2002, or 26.0%, from $26.2 million in 2001 to $19.4 million in 2002. This decrease is essentially a timing issue due to the limitation of good test flight weather in Birmingham, Alabama caused by tropical storms in late September. During the third quarter of 2001 the company delivered nine aircraft under the KC-135 Programmed Depot Maintenance contract, whereas in the third quarter of 2002 the company delivered six KC-135 Programmed Depot Maintenance aircraft.

Sales in the Commercial Services Group increased by $2.0 million, or approximately 18.0%, during the third quarter of 2002, from $11.1 million in 2001 to $13.1 million in 2002. Sales of aircraft serviced under Maintenance, Repair, Conversion, and Component contracts increased $2.4 million. During the third quarter of 2002 the company converted the first B737-300 aircraft from passenger to cargo configuration under its amended STC. The company completed work on the H-3 helicopter contract in 2001. During the third quarter of 2001 the company had sales of $0.4 million under this contract.

Sales in the Manufacturing & Component Group decreased by $1.2 million, approximately 28.6%, during the third quarter of 2002, from $4.2 million in 2001 to $3.0 million in 2002. This decrease is due primarily to the Pemco Engineers subsidiary that had $1.1 million less revenue, a 54.1% decrease for this subsidiary, in the third quarter of 2002 versus the same quarter of 2001. The Space Vector subsidiary had a decrease of $0.1 million in revenue during this same period. The decrease in Pemco Engineers revenue is a result of lower orders for deliveries of replacement parts for cargo-handling systems on aircraft in service during the three months ended September 30, 2002.

Without regard to operating segments, the company’s mix of business between government and commercial customers was 39.3% commercial and 60.7 % government during the third quarter of 2002 shifting from 30.4% commercial and 69.6% government during the same period in 2001.

Cost of sales decreased by $3.5 million during the third quarter of 2002, from $32.6 million in 2001 to $29.1 million in 2002. This decrease is primarily a result of the company delivering fewer aircraft under its KC-135 Programmed Depot Maintenance contract, as described above. This decrease was partially offset by the company replacing relatively high margin sales at the Pemco Engineers subsidiary with relatively lower margin business at other subsidiaries, additional expenses incurred at the Commercial Services Group as it revised its production processes to accommodate changes in the design of the B737-300 cargo conversion and losses incurred at the Government Services Group on the delivery of a JSTAR aircraft and a KC-135 aircraft under a transition contract. This KC-135 incurred several delays due to an inability to obtain required parts under the contract that had the tendency to increase costs. Overall, the gross profit percentage of the company was 17 .8% in the third quarter of 2002 a decrease from 21.4% in the third quarter of 2001.

Selling, general, and administrative (“SG&A”) expenses were $4.8 million in the third quarters of 2002 and 2001.

Interest expense was $0.3 million during the third quarter of 2002 a decrease from $0.4 million during the same period in 2001. The effective average interest rate on the company’s revolving credit facility was approximately 5.25% in 2002 and 6.57% in 2001. This decrease in interest rate was partially offset by an increase of $1.0 million in average debt outstanding during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The average debt outstanding at the end of the quarter ended September 30, 2002 was impacted by the company borrowing $6.7 million to purchase Treasury Stock at the end of the second quarter of 2002.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was approximately $2.2 million for the three months ended September 30, 2002 compared to $4.9 million for the three months ended September 30, 2001.

The large increase in Accounts Receivable between December 31, 2001 and September 30, 2002, reflected on the company’s Consolidated Statement of Cash Flows is attributable primarily to the Government services segment and is due to the combination of systems problems on the company’s account with the government payment office and various issues and challenges associated with establishing a new billing process and methodology between the company and the Boeing Company. The company anticipates that this short-term increase in Accounts Receivable will be corrected during the fourth quarter of 2002.

The increase in Accrued Liabilities – Other between December 31, 2001 and September 30, 2002, reflected on the company’s Consolidated Statement of Cash Flows is attributable to the Government Services Group and is due primarily to milestone payments and deferred income associated with the contract between the company and the McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, for work on the KC-135 Programmed Depot Maintenance contract. Work under this contract began in the fourth quarter of 2001.

Nine months ended September 30, 2002
Versus nine months ended September 30, 2001

The table below presents major highlights from the nine months ended September 30, 2002 and 2001.

	(In Millions)

	2002	2001	Change

Revenue	$113.4	$127.2	(10.8%)
Gross Profit	23.9	27.9	(14.3%)
Operating income	8.5	12.1	(29.8%)
Income before taxes	9.1	10.7	(15.0%)
Net income	5.7	7.7	(26.0%)
EBITDA	12.5	14.6	(14.5%)

Revenues for the nine months ended September 30, 2002 decreased by $13.8 million compared to the same period of 2001. Sales in the Government Services Group decreased by $12.8 million, or 16.0%, from $79.9 million in 2001 to $67.1 million in 2002. This decrease was due primarily to delivering seven fewer aircraft under the KC-135 Programmed Depot Maintenance (PDM) contract during the comparable nine month periods. Three aircraft of this seven aircraft decrease are essentially a timing issue due to the limitation of good test flight weather in Birmingham, Alabama caused by tropical storms in late September.

Sales in the Commercial Services Group increased by $0.6 million or approximately 1.7%, for the nine months ended September 30, 2002, from $36.1 million in 2001 to $36.7 million in 2002. This increase was primarily due to an increase in commercial Maintenance, Repair, Conversion, and Component revenues of $2.1 million. The company completed work on the H-3 helicopter contract in 2001. During the nine months ended September 30, 2001 the company had sales of $1.5 million under this contract.

The Manufacturing & Component Group saw its revenues decline $1.8 million, approximately 15.7%, for the nine months ended September 30, 2002, from $11.5 million in 2001 to $9.7 million in 2002. This decrease is due to the Pemco Engineers subsidiary that had $3.6 million less revenue for the nine months ended September 30, 2002 versus the same period of 2001. This revenue decrease was offset partially by higher period-to-period revenue, $1.8 million, in the Space Vector subsidiary. The decrease in Pemco Engineers revenue is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Without regard to operating segments, the company’s mix of business between government and commercial customers was 64.6% government and 35.4% commercial during the nine months ended September 30, 2002 and 67.5% government and 32.5% commercial during the same period in 2001.

Cost of sales decreased $9.8 million during the nine months ended September 30, from $99.3 million in 2001 to $89.5 million in 2002. Offsetting the normal decrease in costs associated with the decreased revenue, cost of sales was also affected by higher production efficiencies during the year, primarily in the company’s Commercial Services Group and also, to a lesser extent, in the Government Services Group. These decreases in cost of sales were offset, partially, by replacing relatively high margin sales at the Pemco Engineers subsidiary with relatively lower margin business at other subsidiaries, additional expenses incurred at the Commercial Services Group as it revised its production processes to accommodate changes in the design of the B737-300 cargo conversion, and losses incurred at the Government Services Group on the delivery of a JSTAR aircraft and a KC-135 aircraft under a transition contract. Overall, the company’s gross profit percentage was 21.1% in the nine months ended September 30, 2002 a decrease from 22.0% in the same period of 2001.

SG&A expenses were $15.4 million during the nine months ended September 30, 2002, a decrease from $15.8 million in 2001.

Interest expense was $0.9 million for the nine months ended September 30, 2002 versus $1.4 million during the same period in 2001. The effective average interest rate on the company’s revolving credit facility was approximately 5.25% in 2002 and 7.56% in 2001. In addition to lower interest rates on the company’s revolving credit facility year-over-year, the company also reduced its average debt outstanding during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The average debt outstanding at September 30, 2002 was impacted by the company borrowing $6.7 million to purchase Treasury Stock at the end of the second quarter of 2002.

During the nine months ended September 30, 2001, the company recorded an income tax credit because of favorable tax benefits generated from an adjustment to its deferred tax valuation allowance, whereas in the nine months ended September 30, 2002, the company recorded an income tax provision with no tax benefits. The effective tax provisions for these two periods were 28% and 38% respectively.

EBITDA was approximately $12.5 million for the nine months ended September 30, 2002, compared to $14.6 million for the nine months ended September 30, 2001.

During the second quarter of 2002 the company agreed to settlements on several outstanding legal actions (See Note 6 to the Consolidated Financial Statements included in the company’s Form 10-Q for the quarter ended June 30, 2002). These settlements are reflected on the Consolidated Statements of Operations as “Litigation, net” and are composed of the following cases:

Litigation, net
(In Thousands)

Case	Amount

Net Award on Product Liability	$1,960
Settlement on Replacement Workers	(388)
Settlement on Alleged Discrimination	(92)

Litigation, net	$1,480

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

	(In Thousands Except Long Term Debt to Equity)

	September 30, 2002	December 31, 2001	Change

Cash	$318	$927	$(609)
Working Capital	6,705	9,728	(3,023)
Revolving credit facility	12,652	11,591	1,061
Long term debt and capital lease obligations	4,168	3,994	174
Shareholders’ equity	19,415	19,349	66
Long term debt to equity	21.5%	20.6%	0.9

The company’s revolving credit facility is included in current liabilities.

Operating activities provided $10.1 million of cash during the nine-months ended September 30, 2002. During this same period, the company borrowed $1.2 million on its capital equipment acquisition facility. This loan carries a variable interest rate that was 5.25% at September 30, 2002. The company also received proceeds from the exercise of company stock options of $0.9 million and a tax benefit of $0.2 million from the exercise of these options. Cash was used during the nine-months ended September 30, 2002 for capital expenditures of $5.5 million, and the repurchase of company common stock, $6.7 million.

At September 30, 2002 the company had additional borrowing capacity of $1.1 million under its capital equipment acquisition facility and $7.3 million under its revolving line of credit.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001, the company made a $3.0 million contribution to the Plan during the fourth quarter of 2001. In addition to this contribution, the company accrued a long-term pension benefit obligation in the amount of $15.3 million, accrued an intangible pension asset of $6.5 million, increased its deferred tax asset by $3.3 million and recorded a $5.5 million charge to comprehensive income. The company anticipates that it will be required to make further contributions to the Plan during the fourth quarter of 2002. Under ERISA rules, the company expects that the minimum required contribution in 2002 would be approximately $1.6 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement. The company did not make a contribution to the Plan during the first, second, or third quarters of 2001 or the first and second quarters of 2002. A contribution of approximately $0.8 million was made during the third quarter of 2002. At December 31, 2001 the Plan was under-funded by approximately $15.5 million.

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

The Company from time to time evaluates opportunities and strategic alternatives, including but not limited to joint ventures, mergers and acquisitions. These alternatives may also include sales of single or multiple assets when the Company perceives opportunities to capture value and re-deploy proceeds. The Company’s consideration of these alternatives is part of its ongoing strategic planning process. There can be no assurance that any such alternative, if undertaken and consummated, would not materially adversely affect the Company. We are engaged in no active discussions related to such opportunities or strategic alternatives at the present time.

In December 2001 the company began construction of an addition to one of the hangers at its Dothan, Alabama facility. The addition is projected to cost approximately $2.5 million. As of the date of this report the company has spent approximately $1.8 million on this project. This $1.8 million has been temporarily funded by the company’s revolving credit facility. The company anticipates that it will secure funding for the entire addition through the issuance of an Airport Bond. The company currently has no other material capital projects underway.

In October 2002, the company announced that its Board of Directors had approved an exchange offer (subject to receipt of an independent solvency opinion and satisfactory arrangements with its senior lender) under which the company would offer to exchange new debt securities for up to two million shares of the company’s outstanding common stock. The new debt securities would be issued with a face amount of $22.00 per share of common stock. The company also announced that it intends to affect a four for one split of its common stock if the exchange offer is completed.

COMMITMENTS AND CONTINGENCIES

FACILITY AND OPERATING LEASES

The company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from eleven months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2002 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total

2002	$563	$207	$770
2003	2,111	227	2,338
2004	1,588	179	1,767
2005	1,371	151	1,522
2006	1,275	87	1,362
Thereafter	18,381	3	18,384

Total minimum future rental commitments	$25,289	$854	$26,143

REPAYMENT OF LONG TERM DEBT

Schedule of long term debt maturing over the next five years at September 30, 2002:

(In Thousands)

2002	$403
2003	5,203
Thereafter	0

$5,606

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of September 30, 2002 and 2001, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.1 million and $0.5 million at September 30, 2002 and 2001, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreement, the accrued amounts are being paid over a 36-month period that began January 2000.

On April 23, 2002 the company loaned its current President and Chief Executive Officer $425,000 under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference should be made to Item 7 of the company’s 2001 Annual Report on Form 10-K for a discussion of Critical Accounting Policies and Estimates.

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at September 30, 2002 and September 30, 2001:

Customer Type	2002	2001

U.S. Government	$127,779	$115,079

Commercial	10,905	15,055

Total	$138,684	$130,134

The growth in government backlog was primarily related to the Government Services Group and offset partially by a decrease at the Space Vector subsidiary in the Manufacturing & Component Group. Government Services increased backlog approximately $16.9 million year-over-year due primarily to the KC-135 contract. Backlog at Space Vector decreased $4.3 million during this same period due to the unit nearing the completion of one of its existing contracts.

Total commercial backlog decreased $4.2 million. Backlog at the Commercial Services Group decreased $2.3 million while backlog at Pemco Engineers, in the Manufacturing & Component Group, decreased $1.9 million. The decrease in backlog at the Commercial Services Group is due primarily to timing of input commitments from one of its major customers. The decrease in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Overall the mix of backlog shifted towards government during the two periods moving from 88.4% government and 11.6% commercial for the nine months ended September 30, 2001 to 92.1% government and 7.9% commercial for the nine months ended September 30, 2002.

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

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 4 to the Consolidated Financial Statements and bears interest at prime plus 0.50% or 0.75%, depending upon the loan (5.25% and 5.50% at September 30, 2002). If the prime rate had increased 100 basis points, net income would have been reduced by approximately $42,000 during the quarter, $113,000 year-to-date.

Item 4.	Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Quarterly Report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on the foregoing, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II      OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

The Federal Aviation Administration approved the company’s amended STC for B737-300 cargo conversions on April 11, 2002. The amended STC substantially increases the cycles between inspections for aircraft converted under the STC. Although there can be no assurances in this regard, the company believes that market demand for its B737-300 cargo conversions will significantly increase in the coming years due to the amended STC. The company is currently in discussions with several cargo carriers and leasing companies for multiple near term conversions of aircraft under this STC.

On October 14, 2002, the company announced that it expects its revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ending December 31, 2002 to be about $160 million and $19 million, respectively. Based on expected growth in its military and cargo businesses and continued efficiency improvements, the company expects revenue and EBITDA for the year ending December 31, 2003 to increase to about $170 million and $25 million, respectively. Because of expected reductions in the company’s working capital needs in 2003, the company expects that funds from operations will exceed its current amount of debt and other funding needs.

Item 6.	Exhibits and Reports on Form 8-K.

         Exhibits – None

         Reports on Form 8-K.

a.	Form 8-K dated July 8, 2002 and filed July 10, 2002 – Change in Registrant’s Certifying Accountant

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.
Dated: November 7, 2002	By:	/s/ RONALD A. ARAMINI

Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2002	By:	/s/ JOHN R. LEE

John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

- S1 -

I, Ronald A. Aramini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pemco Aviation Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002	By:	/s/ RONALD A. ARAMINI

President and Chief Executive Officer

I, John R. Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pemco Aviation Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002	By:	/s/ JOHN R. LEE

Sr. Vice President and Chief Financial Officer