Form 10-K
period 2002-12-31
PEMCO AVIATION GROUP INC
filed 2003-03-12
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended December 31, 2002, or

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of

        1934 For The Transition Period From              To             .

Commission File Number: 0-13829

PEMCO AVIATION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0985295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1943 North 50th Street, Birmingham, Alabama 35212

(Address of principal executive offices)     (Zip Code)

205-592-0011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the company is an accelerated filer (as defined in the Exchange Act, Rule 12b-2).     ☐  Yes        ☒  No

The aggregate market value of the Common Stock held by non-affiliates on June 28, 2002 was approximately $43,106,500.

The number of shares of the company’s Common Stock outstanding as of March 7, 2003 was 4,033,255.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2002) are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2002

PEMCO AVIATION GROUP, INC.

i

PART I

Item 1.     Business.

A.    GENERAL

Pemco Aviation Group, Inc. (the “company”) is a diversified aerospace and defense company composed of three operating segments: Government Services, Commercial Services, and Manufacturing and Components. The company’s primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification.

The company provides such services for government and military customers primarily through its Government Services Group (“GSG”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSG’s customers. The GSG’s contracts are multi-aircraft programs generally lasting several years. The GSG’s facilities, tooling, experienced labor force, quality, and on time delivery record position it as one of the premiere providers of PDM for large transport aircraft in the country.

The company’s Commercial Services Group (“CSG”) provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The CSG provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The CSG is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The CSG also has broad experience in modifying commercial aircraft and providing value-added technical solutions, and holds over 70 proprietary Supplemental Type Certificates (“STCs”). The CSG believes that it is the only CSG in the world currently certified by the Federal Aviation Administration (“FAA”) for passenger-to-freighter conversions of the Boeing 737-300 and it is currently investigating the economic potential of converting the Boeing 757 to freighter configuration. The CSG’s facilities, tooling, and experienced labor force enable it to perform a broad range of airframe modifications for its customers. The CSG has performed over 250 cargo conversions encompassing 18 different types of narrow and wide-body commercial aircraft.

The company’s Manufacturing and Components Group (“MCG”) designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

The company’s website address is www.pemcoaviationgroup.com. The company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been filed with or furnished to the Securities and Exchange Commission.

B.    SIGNIFICANT DEVELOPMENTS

Impact of September 11, 2001 Terrorist Activities

The MCG’s Pemco Engineers division has seen a general slow down of sales since the terrorist attacks on September 11, 2001. Many airlines cut the size of their fleets after the attacks by retiring or parking aircraft. In general, the aircraft parked were those that were due for maintenance. As the airlines continue to try to reduce expenditures they are deferring discretionary maintenance. The CSG was not impacted by these activities in 2002. In the event that commercial air traffic levels return to levels similar to those prior to the terrorist attacks, the company anticipates that there will be a surge in the general level of maintenance activity as airlines return parked aircraft to service and resume performing deferred discretionary maintenance. The GSG of the company has seen no significant change in business activity due to the attacks. It has, however, increased security at its facility.

The MCG’s Space Vector division has seen little immediate impact from the terrorist attacks. However, the attacks, coupled with the potential war in Iraq and North Korea’s withdrawal from the Non-proliferation Treaty, sale of missile technology and test firings of long-range ballistic missiles, have accentuated the need for a missile defense system to protect the United States and its allies. The company believes these events will significantly increase the likelihood of continued government expenditures on ballistic missile defense, currently an $8.4 billion per year market that is an area of expertise for the Space Vector division.

Treasury Stock

At the end of the third quarter of 2001, the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the issued and outstanding shares. The Board of Directors approved the repurchase program after considering current economic and market conditions, the capital position of the company, and the prevailing price at which shares of the company’s common stock were trading. The company acquired 341,399 shares under this program in a block purchase during 2002. As of the date of this report, the company had acquired 348,899 shares under the repurchase program spending approximately $6.8 million. The company may elect to increase the size of the repurchase program at some future date.

New Lending Facility

On December 16, 2002, the company entered into new credit facilities, which were used to pay off and terminate its previous facilities. The new facilities consist of a $20.0 million revolving credit facility and a $5.0 million term loan. The interest rates under the new credit facilities are lower than the rates of the previous facility, and the new facilities offer considerably more flexibility to the company. (See Note 5 to Financial Statements included in Item 8 below.)

Completion of Dothan Hanger and Loan With Airport Authority

In December 2001, the company began construction of a 25,000 square foot addition to one of the wide-body hangers at its Dothan, Alabama facility. The expanded hanger is able to accommodate five narrow body or two wide body aircraft. The first aircraft was inducted into the new addition during the fourth quarter of 2002. On November 26, 2002, the company entered into a $2.5 million term loan with the Dothan Houston County Airport Authority. The loan has a term of 15 years and is backed by a Letter of Credit with the company’s primary lender that has a fee of 1.0% per year with a 5-year term. The proceeds of the loan are primarily being utilized to finance the hanger expansion at the company’s Dothan, Alabama facility mentioned above. (See Note 5 to Financial Statements included in Item 8 below.) The company is considering a further expansion at its Dothan facility if similar financing can be arranged.

Tender Offer

On November 12, 2002, the company commenced an offer to exchange up to $44.0 million of its 12% Senior Subordinated Notes due 2009 for up to 2,000,000 shares of its common stock. The offer was conditioned upon a minimum of 750,000 shares being tendered. On December 11, 2002 the company announced that the minimum condition of a tender of 750,000 shares was not met and the tender offer has been terminated.

FAA Approval of 737-300 STC

On April 11, 2002, the FAA approved the company’s Supplemental Type Certificate (“STC”) for modification of Boeing 737-300 aircraft from passenger to cargo configurations. The company believes that it has the only FAA approved STC in the world to perform this type of conversion on Boeing 737-300 aircraft. During 2002 the company converted one aircraft using this new STC. On January 21, 2003 the company accepted a firm order to convert six aircraft from passenger to cargo configuration. The order also includes an option to convert an additional four aircraft.

Defined Benefit Pension Plan

As a result of unfavorable investment returns related to the company’s Defined Benefit Pension Plan (the “Plan”) in 2002 coupled with an increase in actuarial liability resulting from lower interest rates, the company accrued a long-term pension benefit obligation in the amount of $22.1 million, recorded an intangible pension asset of $5.4 million, increased its deferred tax asset by $8.8 million, and recorded a $14.4 million charge to comprehensive income. The company anticipates that it will be required to make further contributions to the Plan during 2003. Under ERISA rules, the company expects that the minimum required contribution during 2003 would be approximately $10.3 million.

C.    INDUSTRY OUTLOOK

In general, despite the signs of a short-term slow-down in commercial air traffic growth caused by both the economy and the events of September 11, 2001, the company believes that demand for aircraft maintenance and modification services will recover strength. As aircraft operators strive to reduce their operating expenses, both military and commercial operators are looking to independent service providers. Signs continue to be positive that the third-party maintenance and modification industry will be the beneficiary of these trends in the coming years. In addition, the recent growth of E-Commerce, with its related increase in package deliveries, should provide additional demand for cargo aircraft resulting in higher demand for the company’s cargo conversions. Industry estimates indicate that approximately 30% of the demand for cargo aircraft will be met by deliveries of new aircraft with the remaining 70% supplied by passenger to cargo aircraft conversions.

Military Maintenance and Modification Industry

The need for immediate rapid deployment of military forces has insulated the military maintenance and modification industry from many of the effects of the shrinking defense budgets in prior years. Budget restrictions have limited the U.S. Government’s ability to replace substantial portions of its aging transport fleets. The U.S. Government thus continues to utilize older aircraft. Typically, these older aircraft require more service than newer aircraft, generating greater revenue for the military maintenance and modification sector of the industry.

One of the company’s core competencies for 50 years has been military aircraft maintenance and modification. The company believes that this core competency will enable it to continue to provide services directly to its military customers and to participate in teaming arrangements with public or private operators. Bundling requirements, however, may limit the company’s ability to compete for major new military contracts as a prime contractor. In order to mitigate the effects of contract bundling, the company plans to team with other contractors whenever desirable.

Commercial Maintenance and Modification Industry

World air travel and cargo traffic are projected to grow during the next 20 years. Boeing forecasts, in its World Demand for Commercial Airplanes, that passenger air traffic will average a growth rate of 4.9% per year through the year 2021. During this period Boeing projects that the number of aircraft in the active fleet will more than double, with the North American active fleet growing approximately 62%. In this same study, Boeing estimates that cargo traffic will increase 6.4% per year through the year 2021 and that the freighter fleet will increase approximately 73%. Taking into consideration retirement of existing cargo airplanes, Boeing estimates that over 2,500 airplanes will be added to the freighter fleet by 2021, with slightly more than half of that number added to the North American fleet. Boeing forecasts that the majority, approximately 70%, of these 2,500 airplanes will be modified from passenger configurations.

The company anticipates that the commercial maintenance industry will also grow in the upcoming years as airlines and cargo carriers that already outsource most or all of their heavy maintenance continue to outsource their maintenance needs and airlines that currently perform heavy maintenance in-house come under increasing pressure to reduce costs and look for lower cost alternatives. Based on Boeing’s estimations of substantial growth in the active airplane fleets over the next 20 years, and the company’s expectation that the percentage of outsourced airframe maintenance in the Maintenance, Repair and Overhaul (“MRO”) market could significantly increase in that same time period, the company believes that the market segment in which it operates could grow substantially over the next several years.

Space Systems

The company’s Space Vector division serves the missile defense community with target launch vehicles for the Ground-based Midcourse Defense and potentially the Boost Phase Defense Interceptor programs. Missile defense funding is projected to increase over the next decade, and the Boost Phase Defense Interceptor program is projected to increase from $700 million currently to $2.3 billion in five years. The newly formed Missile Defense Agency is planning a number of additional programs and studies, but no new major programs are expected to be awarded until early 2004. Although Space Vector has served the missile community since 1969, and is one of only four companies in the country that currently provide high fidelity guided target vehicles, no assurance can be given that Space Vector will receive significant amounts of work on new missile defense programs.

D.    PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

General

The company’s aircraft maintenance and modification services include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year programs for both military and commercial customers. The company’s military customers include the United States Armed Forces (“Armed Forces”) and certain foreign military services. The company’s commercial customers include some of the major global lessors of aircraft as well as airlines and airfreight carriers.

The company employs a large skilled work force. The principal services performed are PDM, commercial “C”-level and “D”-level heavy maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, aircraft stripping and painting, rewiring, parts fabrication and engineering support. While some of these services are performed exclusively for either military or commercial customers, the majority of the services are performed for both customer groups.

The company’s competition for military aircraft maintenance contracts includes Boeing Aerospace Support Center, Lockheed-Martin Aeromod, Raytheon-E Systems, and various military depots. The company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division (formerly Tramco), Timco Aviation Services, Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace, and Dalfort

Aerospace), and approximately ten smaller independent repair and modification operators. While many of the company’s competitors tend to specialize on specific portions of the aircraft, the company focuses on total airframe repair, maintenance and conversion. The company considers its competitive strengths to be its emphasis on quality, record of on-time delivery, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and strong customer base.

Government Services Group

The company provides aircraft maintenance and modification services either directly as a prime contractor or indirectly as a sub-contractor. These services are provided to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its GSG. The majority of the aircraft that the company services are transports such as the C-130 “Hercules” and refueling aircraft such as the KC-135. Currently, the U.S. KC-135 tanker fleet is estimated to include over 550 aircraft, and is projected to be in service through 2040. These aircraft are essential to support peacetime operations and war or contingency deployments. The Armed Forces cannot deploy without these resources. The demands placed on these aircraft mean that they require maintenance services such as those provided by the company.

Military contracts generally specify a certain number of aircraft to be serviced for the duration of the program. In addition to the number of aircraft originally contracted, the Armed Forces typically increase this number with aircraft that were not scheduled for maintenance but which require servicing. These “drop-in” aircraft generally increase the value of each contract. The company intends to use its experience and expertise to retain its existing contracts, as well as increase the likelihood of securing additional contracts in the future.

The principal services performed under military contracts are PDM, systems integration of component upgrades and modification of fixed wing aircraft. The PDM is the most thorough scheduled maintenance “check-up” for a military aircraft, entailing a bolt-by-bolt, wire-by-wire and section-by-section examination of the entire aircraft. The typical PDM program involves a nose to tail inspection and a repair program on a four or five-year cycle. In addition to heavy maintenance, the program can include airframe corrosion prevention and control, rewiring, component overhauls, and structural, avionics and various other system modifications.

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribbings, skins and wings, undergoes a thorough structural examination, which can result in repairs to the airframe. The aircraft’s avionics, the electronics that control the flight of the aircraft, receive examination and repair, replacement or modification as required. The aircraft is repainted at the completion of the overhaul.

In order for the company to efficiently complete its maintenance procedures, it maintains hydraulic, electrical, sheet metal and machine shops to satisfy all of its testing and assembly needs and to fabricate, repair and restore parts and components for aircraft structural repairs. The company also performs in-house heat treatment on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories. The company’s work force is familiar with virtually all aspects of military aircraft maintenance, repair, and overhaul.

The company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 50 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4, F-15, F-16, T-38 and U.S. Navy H-2 and H-3 helicopters.

In August 1994, the U.S. Air Force awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company is currently completing work on the final aircraft inducted for PDM under this contract. On December 12, 2001 the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company’s involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million in revenues over the course of the agreement if all options are exercised. The company is currently operating in the first option year.

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

The GSG is located in Birmingham, Alabama in facilities that are believed to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

Commercial Services Group

The company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its CSG. Programs for commercial maintenance range from single aircraft to multi-aircraft and can span a year or longer. The principal services performed under commercial maintenance contracts are “C” and “D” maintenance checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, combination passenger and freighter conversions (combi), strip and paint, interior reconfiguration and fleet standardization.

The “C” check is an intermediate level service inspection that, depending upon the FAA approved maintenance program being used, includes systems operational tests, thorough exterior cleaning, and limited interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing.

The “D” check is a more intensive inspection of the aircraft structure. The “D” check includes all of the work accomplished in the “C” check but places more emphasis on the integrity of the systems and aircraft structural functions. In the “D” check, the aircraft is disassembled to the point where the entire structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system’s functional test series.

The form, function and interval of the “C” and “D” checks are different with each operator’s program. Each operator must have its particular maintenance program approved by the FAA. A number of variables determine the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called “flight cycles”) that the aircraft regularly performs.

In addition to the tasks required in the “C” and “D” checks, additional inspections are performed. These inspections include Supplemental Structure Inspections (“SSI”), which are structural inspections focusing on known problem areas, and Corrosion Prevention and Control Programs (“CPCP”), which are inspections of known corrosion problems. These additional inspections supplement the “C” and “D” check tasks.

The process of converting a passenger plane to a freighter configuration entails completely stripping the interior, strengthening the load-bearing capacity of the flooring, installing a bulkhead or cargo net, cutting into the fuselage for the installation of a cargo door, reinforcing the surrounding structure for the new door, replacing windows with metal plugs, and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage, the air conditioning system modified, and smoke detection installed. Additionally, the company installs the on-board cargo handling system. Conversion contracts also typically require concurrent “C” or “D” maintenance checks as the operator takes maximum advantage of the time that the aircraft will be out of service. It is also possible that the converted aircraft has often been out of service for some time and maintenance is required to bring the plane up to current FAA standards.

The company also provides modification and integration services for its commercial customers under its own or customer-provided Supplemental Type Certificates, including integration of new avionics systems, installation of new galleys and air-stairs, and reconfiguration of interior layouts and seating. The company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any airframe modification a commercial customer may currently require.

The company holds approximately 70 STCs from the FAA for the conversion of various aircraft from passenger-to-freighter, passenger-to-quick-change, and combination passenger and freighter conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA, and are then certified by an additional STC. The company holds passenger-to-freighter configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300 aircraft, and BAe-146 aircraft. Additionally, the company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The company believes that it is the only company in the world currently certified by the FAA for passenger to freighter conversions of the 737-300. The recent large decreases in prices for older commercial aircraft could increase the demand for conversions, and the company is expecting to expand this line of business in 2003 and beyond.

Contracts for commercial aircraft are performed at the company’s Dothan, Alabama facility. During 2002 and 2001 this facility received the FAA Diamond award for its training activities.

Manufacturing & Components Group

The MCG is comprised of two independent manufacturing and service businesses located in California. The Pemco Engineers division designs and manufactures proprietary aerospace products; and the Space Vector division designs and manufactures launch vehicles and associated subsystems for scientific, military and commercial customers.

Pemco Engineers

Pemco Engineers Inc. designs and manufactures aircraft cargo-handling systems (that the CSG often installs); high precision parts and components for aircraft; barrier nets and other sewn products; seat pallets; floor panels; flight deck doors; and other sheet metal components. The company’s principal expertise is in the innovative design and manufacturing of on-board cargo-handling systems for many types of large transport aircraft.

The company’s principal markets for cargo handling systems are major United States and foreign airlines and aircraft manufacturers. The company has approximately eight competitors in this market and considers its strengths in this industry to be its innovation, quality and response time, and cost-effective pricing.

The markets for high precision-machined components cover a wide range of manufacturers in numerous industries. There are approximately 500 manufacturers of components in the United States corresponding to an industry size of approximately $1 billion. The company’s competitors range in size from “single-machine” shops to companies with revenues exceeding $20 million. Most of the competitors, however, produce a broader mix of products while the company focuses on the manufacture of high precision components. The company considers its strengths in this industry to be its quality, competitive pricing, and on time delivery.

Boeing has recognized Pemco Engineers as a Gold, Silver, or Bronze level contractor in each of the last seven years.

Space Vector Corporation

The company’s Space Vector division maintains a research, development and engineering staff dedicated to the design, manufacture and launch of space-related systems. These systems include scientific sounding rockets, sophisticated guided target missiles, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. The division has had responsibility for launching 37 vehicles, and has provided subsystems and vehicle structures for over 250 domestic and international space flights.

The company is a prime contractor to the Air Force Space & Missile Systems Center (“SMC”) on the Sounding Rocket Program (“SRP-2”) and has served as a subcontractor on large U.S. Department of Defense programs, including the Ground-based Midcourse Defense Interceptor. The company also serves the scientific community and supports the NASA Sounding Rocket Operations Contract (“NSROC”).

The company’s principal markets for its space and missile products are the U.S. Government and prime contractors to the U.S. Government. The company’s competition ranges from small organizations for the component subsystems to major corporations for the design, systems integration and manufacture of spacecraft and launch vehicles. The company’s contracts are generally awarded in accordance with the U.S. Government’s competitive bidding practices.

E.    SALES

Foreign and Domestic Operations and Export Sales

All of the company’s revenues during 2002 were generated in the United States and all of the company’s assets were located in the United States. Approximately 3% of revenues in 2002 were generated from foreign owned entities. The company continuously reviews possible foreign ventures and sales opportunities.

The company provides maintenance and modification services for foreign-based aircraft owners and operators at its U.S. facilities. The company’s Space Vector and Pemco Engineers divisions also sell in export markets. The services and products sold at the company’s U.S. locations are generally payable in U.S. dollars.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years:

Products and Services Rendered	2002	2001	2000
Aircraft Maintenance and Modification	93%	91%	90%
Space Vehicles and Support Systems	4%	4%	4%
Pemco Engineers	3%	5%	6%
Total	100%	100%	100%

Export Sales – Principally Europe	3%	2%	2%

Major Customers

The following table presents the percentages of total sales for the company’s largest customers for the last three fiscal years:

Customer	2002	2001	2000
U.S. Government – principally the Air Force, Army, Navy, and NASA	67%	67%	75%
Northwest Airlines	25%	18%	5%
Emery Worldwide	0%	0%	9%

F.    BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at December 31, 2002 and 2001:

Customer Type	2002	2001
U.S. Government	$93,683	$86,446
Commercial	12,740	16,257

Total	$106,423	$102,703

Government backlog, which represents 88.0% of the company’s total backlog in 2002, increased $7.2 million, or 8.4%. Backlog in the GSG increased $14.1 million, while the MCG’s Space Vector division had a decrease in backlog of $6.9 million, most of which is attribuitable to completion of work on a major sub-contract.

The GSG received 36 aircraft in 2000, 33 aircraft in 2001 and 26 aircraft in 2002 for PDM under its contracts. At the end of 2002 the company delayed input of additional aircraft to effect a change in its production process. The company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract. The company expects that the aircraft for which input was delayed at the end of 2002 will be input during the first half of 2003, although there can be no assurances in that regard.

The company’s commercial backlog at December 31, 2002 decreased $3.5 million or 21.6%. $1.9 million of this decrease occurred at the CSG with the remaining $1.6 million decrease occurring at the MCG’s Pemco Engineers division.

G.    RAW MATERIALS

The company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. Except as noted below with respect to Government Furnished Material (“GFM”), the company experienced no significant shortages of raw material essential to its business during 2002 and does not anticipate any shortages of critical commodities in the near future.

The company procures many components, parts and equipment items from various domestic companies. The company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has lessened in the past few years as additional high technology suppliers have entered the market.

The U.S. Government furnishes a significant portion of the equipment and components used by the company in the fulfillment of the company’s services under U.S. Government contracts without charge to the company. The company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability. The company encountered late delivery of GFM from the U.S. Government in each of 2000, 2001 and 2002, and as a result, experienced a disruption in scheduled workflow.

H.    PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The company holds approximately 70 FAA-issued STCs that authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-quick change configurations and ground proximity and wind shear warning systems. The STCs are applicable to Boeing 707, 727, 737, 747, Douglas DC-6, DC-8, BAe-146, Convair 580, General Dynamics 340/440, Lockheed 382 & 188, Mitsubishi YS-11, McDonnell Douglas C-54 and Airbus A320 series aircraft. Approximately 21 of the company’s STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The company develops its STCs either internally or under licensing agreements with the original equipment manufacturer.

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

I.    ENVIRONMENTAL COMPLIANCE

In December 1997, the company received an inspection report from the Environmental Protection Agency (EPA) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999, the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. As of the date of this report the company was awaiting approval of the plan.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s capital expenditures, earnings and competitive position.

J.    EMPLOYEES

On December 31, 2002, the company had 2,100 employees. Approximately 1,655 of these employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), International Association of Machinists and Aerospace Workers (“IAM”), and the Association of Plant Police of America (“APPA”). The current collective bargaining agreements for most of these employees run through 2004.

Item 2.     Properties.

Following is a list of the company’s properties.

Birmingham, Alabama

The GSG, as well as the company’s corporate offices, are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 192 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 55,000 square foot general office building which houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower, which supplements the FAA-managed municipal air control tower for handling aircraft on the company’s property and a fire-fighting unit, which supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA (Europe) Repair Station and maintains a Department of Defense “SECRET” security clearance.

The facility is leased from the Birmingham Airport Authority. The lease expires September 30, 2019.

Dothan, Alabama

The Dothan facility of the CSG is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 80.0 acres of land with approximately 558,000 square feet of production and administrative floor space. The facility includes 296,000 square feet of aircraft hangar space, which is comprised of eight narrow-body bays, three wide-body bays, and a paint hangar. The facility also includes four warehouses, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,000 and 8,500 feet, an FAA Flight Service Station and a control tower.

The Dothan facility is an approved FAA, JAA and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement, which, inclusive of a ten-year option period, expires in December 2033.

In December 2001, the company began construction on a 25,000 square foot addition to one of the wide-body hangers at its Dothan, Alabama facility. The first aircraft began using the new addition during the fourth quarter of 2002 and final work was completed on the addition during the first quarter of 2003.

Chatsworth, California

Space Vector Corporation, part of the MCG, is located in Chatsworth, California. This facility consists of three industrial buildings of approximately 63,000 square feet. Two of these buildings, approximately 26,000 square feet, are currently subleased. Space Vector Corporation occupies these buildings under a lease agreement that expires in April 2004.

Corona, California

The Pemco Engineers division of the MCG is located in Corona, California. The facility consists of approximately 27,000 square feet and houses production and administrative functions. The facility is held under a lease agreement that expires in August 2003.

Clearwater, Florida

The company’s Clearwater facility is located at the St. Petersburg/Clearwater International Airport in Clearwater, Florida. The facility is located on 22 acres of land with approximately 133,000 square feet of production and administrative floor space. The facility includes two bays of approximately 92,000 square feet as well as supply and support shops and administrative offices. The facility has 782,000 square feet of ramp space and is served by airport facilities consisting of five runways (from 4,000 to 8,800 feet), an FAA Flight Service Station and a control tower. The facility has been sub-leased to a third-party aviation related business since April 2000.

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that expires in September 2005, exclusive of four optional renewal periods of five years each which would extend the lease until September 2025.

Item 3.     Legal Proceedings

Breach of Contract Lawsuit

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three Boeing 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. Following the 11th Circuit Court of Appeals determination on certain procedural issues the parties have mutually agreed upon an arbitrator and are moving toward discovery and resolution of the matter. Management believes that the results of this claim will not have a material impact on the business of the company.

Employment Lawsuit

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently filed a complaint in the U.S. District Court, Northern District of Alabama, claiming parallel grievances for all employees affected. The Court denied consolidation of these two cases for trial purposes. Nine plaintiffs elected to settle with the company prior to the trial. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. On December 13, 2002, the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the company’s stockholders in the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Company’s Common Equity and Related Stockholder Matters

The company’s common stock trades on the Nasdaq National Market System under the symbol “PAGI.” The following table sets forth the range of high and low sales prices for the common stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq. Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

	2002		2001
Quarter Ended	High	Low	High	Low
March 31	$24.97	$13.50	$12.00	$8.13
June 30	30.71	19.50	11.89	8.55
September 30	25.15	17.05	14.40	10.11
December 31	24.50	13.50	18.00	11.21

On March 6, 2003, there were 4,382,154 shares of common stock issued and 4,033,255 shares of common stock outstanding held by approximately 230 owners of record and 1,000 beneficial owners.

The company has never paid cash dividends on its common stock and currently intends to continue that policy indefinitely. The company’s credit facilities restrict its ability to pay dividends.

The last reported sales price of the company’s common stock on March 6, 2003 was $24.44.

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with the company’s financial statements and accompanying notes located elsewhere in this report and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating data for the company is as follows (in thousands of dollars, except per share data):

	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98
Net Sales	$162,863	$165,460	$161,664	$169,273	$141,770
Income from Operations	14,272	16,109	10,503	6,767	9,331
Net Income	8,841	14,862	9,449	6,177	10,054
Net Income per common share – diluted	$2.02	$3.50	$2.23	$1.52	$2.53

Consolidated balance sheet data for the company is as follows (in thousands of dollars):

	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98
Working Capital	$23,953	$8,138	$(4,455)	$(7,618)	$3,286
Total Assets	95,268	78,385	60,129	57,403	49,469
Long Term Debt	17,081	3,994	4,199	4,168	21,824
Other Long Term Liabilities	27,059	13,977	2,641	3,023	3,063
Stockholders’ Equity (deficit)	11,536	19,349	9,927	138	(6,040)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein as Item 8.

Twelve months ended December 31, 2002

Versus twelve months ended December 31, 2001

The table below presents major highlights from the years ended December 31, 2002 and 2001.

	(In $Millions)
	2002	2001	Change
Revenue	$162.9	$165.5	(1.6%)
Operating income	14.3	16.1	(11.2%)
Income before taxes	14.3	14.8	(3.4%)
Net income	8.8	14.9	(40.9%)
EBITDA	19.3	19.6	(1.5%)

The Table below presents the highlights in Revenue by Operating Segment from the years ended December 31, 2002 and 2001.

(In $Millions)
	2002	2001	Change	% Change
GSG	$102.2	$104.4	$(2.2)	(2.1)
CSG	48.7	46.7	2.0	4.3
MCG	12.1	14.6	(2.5)	(17.1)
Eliminations	(0.1)	(0.2)	0.1
Total	$162.9	$165.5	$(2.6)	(1.6)

Without regard to operating segments, the company’s mix of business between government and commercial customers remained constant at 33% commercial and 67% government in both 2001 and 2002.

The $2.2 million decrease in the sales of the GSG was due primarily to decreased throughput under the KC-135 PDM programs of $3.7 million and a decrease of $0.5 million in the C-130 Paint Program. The KC-135 PDM program allows for the company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2002 the company delivered 35 PDM and 1 drop-in aircraft, whereas in 2001 the company delivered 38 PDM aircraft, 6 drop-in aircraft, and performed a one-time inspection program on 25 aircraft. The inspection program in and of itself accounted for $3.9 million of the 2001 to 2002 decrease in revenue. Year-to-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered. The overall decrease of PDM program related sales were partially offset by an increase of $2.0 million in other programs. The KC-135 PDM programs represented 96.2% of the revenue of the GSG in 2002 and 97.7% in 2001.

The increase in the CSG revenue of $2.0 million was primarily due to increases in commercial Maintenance, Repair, and Overhaul (“MRO”) and Conversion revenues of $3.1 million and $0.9 million, respectively. These increases were partially offset by lower sales on government programs of $1.3 million primarily due to completion of the H-3 helicopter program in 2001 and lower sales of spare parts, $0.7 million.

Revenue in the MCG decreased $2.5 million in 2002, declining to $12.1 million in 2002 from $14.6 million in 2001. Sales at the Space Vector division increased $1.1 million as a result of work on a target program. Revenue in the Pemco Engineers division decreased $3.7 million during the year primarily due to a drop in orders for replacement parts for cargo handling systems combined with a decrease in orders for new cargo handling systems.

The company defines operating income, as shown in the Highlights Table at the beginning of this 2002 versus 2001 discussion, as revenue less cost of sales, less selling, general, and administrative expenses.

Overall, the company’s gross profit percentage remained relatively constant at 22.0% in 2002 and 22.1% in 2001. Cost of sales decreased to $127.1 million in 2002 from $128.9 million in 2001. The lower cost of sales for 2002 was primarily a direct result of the lower sales during the year. This decrease was partially offset by the company replacing relatively high margin sales at the Pemco Engineers division with relatively lower margin business at other subsidiaries, additional expenses incurred at the CSG as it revised its production processes to accommodate changes in the design of the B737-300 cargo conversion and losses incurred at the GSG on the delivery of a JSTAR aircraft and a KC-135 aircraft under a transition contract. The KC-135 aircraft experienced several delays due to the inability to obtain required parts that increased costs.

Selling, general, and administrative expenses increased to $21.5 million in 2002 from $20.4 million in 2001 as a result of four major items. First, the company increased its structural SG&A by implementing an internal audit function, creating a corporate security function, and placing an executive manager over the Manufacturing & Components Group. Second, the company spent an additional $0.4 million year-over-year to support obtaining FAA approval on its Boeing 737-300 STC amendment and updating drawings and processes to place the new amendment into production. Third, the company invested approximately $0.2 million in enhancing its Industrial Engineering function to continue the pursuit of productivity improvements. Finally, the company incurred approximately $0.5 million in expenses associated with the unsuccessful tender offer that it made on November 12, 2002 and other related expenses incurred during the year related to the purchase of common stock. SG&A grew as a percentage of sales from 12.3% in 2001 to 13.2% in 2002.

Interest expense was $1.5 million in 2002 versus $1.3 million in 2001. The effective average interest rate on the company’s revolving credit facility was approximately 4.6% in 2002 and 7.4% in 2001. The average debt outstanding during 2002 was impacted by the company borrowing $6.7 million to purchase Treasury Stock at the end of the second quarter of 2002.

During 2001 the company recorded an overall income tax credit of $0.1 million because of favorable tax benefits generated from an adjustment to its deferred tax valuation allowance. In 2002, the company recorded an income tax provision with no tax benefits. The effective tax provision in 2002 was 38%.

The company believes that Earnings Before Interest Taxes Depreciation and Amortization, more commonly referred to as EBITDA, is an important gauge used by its constituents, namely commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. The company has accordingly included EBITDA as part of this report. The Depreciation & Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this Report. Due to the long-term nature of much of the company’s business, the Depreciation & Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process. EBITDA was calculated using the following approach.

	(In $Millions)
	2002	2001
Net Income	$8.8	$14.9
Interest	1.5	1.3
Taxes	5.4	(0.1)
Depreciation & Amortization	3.6	3.5

EBITDA	$19.3	$19.6

During the second quarter of 2002 the company agreed to settlements on several outstanding legal actions (See Note 6 to the Consolidated Financial Statements included in the company’s Form 10-Q for the quarter ended June 30, 2002 for a detailed description of these settlements). These settlements are reflected on the Consolidated Statements of Operations as “Litigation, net” and are composed of the following cases:

Litigation, net

(In Thousands)

Case	Amount
Net Favorable Award on Product Liability	$1,960
Settlement on Replacement Workers	(388)
Settlement on Alleged Discrimination	(92)

Litigation, net	$1,480

Legal expenses related to these cases were incurred in 2002 and 2001 and are reflected as SG&A.

Twelve months ended December 31, 2001

Versus twelve months ended December 31, 2000

The table below presents major highlights from the years ended December 31, 2001 and 2000.

	(In $Millions)
	2001	2000	Change
Revenue	$165.5	$161.7	2.4%
Operating income	16.1	10.5	53.3%
Income before taxes	14.8	7.7	92.2%
Net income	14.9	9.5	56.8%
EBITDA	19.6	13.6	44.1%

The Table below presents the highlights in Revenue by Operating Segment from the years ended December 31, 2002 and 2001.

	(In $Millions)
	2001	2000	Change	% Change
GSG	$104.4	$104.1	$0.3	0.3
CSG	46.7	41.1	5.5	13.4
MCG	14.6	17.3	(2.7)	(15.6)
Eliminations	(0.2)	(0.8)	0.6
Total	$165.5	$161.7	$3.8	2.4

Without regard to operating segments, the company’s mix of business between government and commercial customers shifted from 25% commercial and 75% government in 2000 to 33% commercial and 67% government in 2001.

The $0.3 million increase in the sales of the GSG was due primarily to increased deliveries under the KC-135 PDM programs of $5.5 million and an increase of $0.6 million in other contracts. These increases were partially offset by a drop of $5.8 million in the C-130 Paint Contract. The KC-135 PDM program represented 97.7% of the revenue of the GSG in 2001 and 92.7% in 2000.

The increase in the CSG revenue of $5.5 million was primarily due to increases in commercial MRO, Conversion, and Spare Parts revenues of $11.8 million, $0.4 million and $0.1 million, respectively. These increases were partially offset by lower work on government contracts of $6.8 million primarily due to completion of the H-3 helicopter contract.

Revenue in the Manufacturing & Components Group decreased $2.7 million in 2001. Sales at the Space Vector division decreased $0.5 million as a result of lower revenues during the first five months of the year due to a lack of contract revenues. Revenue in the Pemco Engineers division decreased $2.0 million during the year primarily due to a drop in orders for replacement parts for cargo handling systems combined with a decrease in orders for new cargo handling systems.

The company defines operating income, as shown in the Highlights Table at the beginning of this 2001 versus 2000 discussion, as revenue less cost of sales, less selling, general, and administrative expenses.

Cost of sales decreased from $130.9 million in 2000 to $128.9 million in 2001. The lower cost of sales for 2001 was partially the result of higher production efficiencies in the company’s CSG and GSG. Overall, the gross profit percentage of the company increased from 19.0% in 2000 to 22.1% in 2001.

Selling, general, and administrative expenses increased slightly from $19.9 million in 2000 to $20.4 million in 2001. The expenses remained constant at 12.3% as a percentage of sales in 2000 and 2001.

Interest expense was $1.3 million in 2001 versus $2.8 million in 2000. The effective average interest rate on the company’s revolving credit facility was approximately 12.5% in 2000 and 7.4% in 2001. During 2001 the company’s interest rate decreased due to the new credit facility signed in November 2000 and making final payments on high interest rate loans originated in prior years.

The company recorded income tax benefits in 2001 and 2000 of $0.1 million and $1.8 million, respectively. (See Notes to the Consolidated Financial Statements.)

EBITDA was calculated using the following approach.

	(In $Millions)
	2001	2000
Net Income	$14.9	$9.5
Interest	1.3	2.8
Taxes	(0.1)	(1.8)
Depreciation & Amortization	3.5	3.1

EBITDA	$19.6	$13.6

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	(In $Thousands Except Long Term Debt to Equity)
	December 31, 2002	December 31, 2001	Change
Cash	$2,795	$927	$1,868
Working Capital	23,953	8,138	15,815
Revolving credit facility	10,873	11,591	(718)
Other long-term debt and capital lease obligations, net of revolving credit facility	6,208	3,994	2,214
Stockholders’ equity	11,536	19,349	(7,813)
Long-term debt to equity	53.8%	20.6%	33.2%

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002 coupled with substantially lower interest rates, the company accrued an additional long-term pension benefit obligation in the amount of $22.1 million, accrued an intangible pension asset of $5.4 million, increased its deferred tax asset $8.8 million and recorded a $14.4 million charge to comprehensive income. Under ERISA rules, the minimum required contribution in 2003 is approximately $10.3 million. At December 31, 2002 the Plan was under-funded by approximately $37.5 million. During 2002 the company made contributions of $1.6 million to the plan. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

The company’s revolving credit facility is included in long-term liabilities in 2002 and current liabilities in 2001. See Note 5 to the Consolidated Financial Statements for detailed explanations of the company’s debt and the classification of the revolving credit facility as current in 2001.

During the fourth quarter of 2002 the company refinanced its bank borrowings through a new lender. The new facilities include a revolving credit facility in the amount of $20.0 million and a term loan of $5.0 million. These two new loans carry variable interest rates, that were 3.91% and 4.16%, respectively, at December 31, 2002.

In addition, the company also arranged to borrow $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at that facility. The loan is backed by a letter of credit with the company’s primary lender and carries a variable interest rate, which was 1.77% at December 31, 2002.

Operating activities provided $13.0 million of cash for the twelve months ended December 31, 2002. Cash was used during the twelve months ended December 31, 2002 for $7.3 million of capital expenditures and $6.7 million for the purchase of Treasury Stock.

At December 31, 2002 the company had additional borrowing capacity of $9.1 million under its revolving line of credit and $0.4 million under its arrangement with the Dothan-Houston County Airport Authority.

On September 21, 2001 the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the company’s issued and outstanding shares. The Board of Directors approved the repurchase program after considering current economic and market factors and the company’s capital position. During 2001 and 2002 the company repurchased 7,500 and 341,399 shares respectively. The shares were purchased at an average price of $13.05 per share in 2001 and $19.50 in 2002. The shares repurchased under this program have been reflected as Treasury Stock in the Stockholders’ Equity section of the Consolidated Balance Sheets.

In December 2001 the company began construction of an addition to one of the hangers at its Dothan, Alabama facility. The first aircraft began using the new addition during the fourth quarter of 2002 and work was completed on the facility during the first quarter of 2003. The addition is projected to cost approximately $2.5 million. The company currently has no other material capital projects underway.

Funding for the advancement of the company’s strategic goals, including the possible investment in targeted business areas and acquisitions, is expected to continue. The company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next twelve months. The company could elect, or could be required, to raise additional funds during that period, and the company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the company’s stockholders. The company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

COMMITMENTS AND CONTINGENCIES

FACILITY AND OPERATING LEASES

The company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from five months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

	(In Thousands)
Year Ending	Facilities	Vehicles And Equipment	Total
2003	$2,118	$223	$2,341
2004	1,581	175	1,756
2005	1,371	147	1,518
2006	1,275	87	1,362
2007	1,275	11	1,286
Thereafter	17,106	0	17,106

Total minimum future rental commitments	$24,726	$643	$25,369

REPAYMENT OF LONG-TERM DEBT

Schedule of debt maturing over each of the next five years ending December 31:

(In Thousands)
2003	$1,103
2004	12,107
2005	1,150
2006	1,140

2007	1,140
Thereafter	1,544

$18,184

A significant portion of the 2004 maturity of debt listed above relates to the expiration of the 2-year term of the revolving credit facility that the company originated in December 2002. The company expects that it will renew the agreement for an additional 2-year term on the first anniversary of its origination in December 2003 and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the revolving credit facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

INSURANCE CLAIM

In January 2002, a contractor at the company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent hangar also suffered some damage. The company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft on the facility. As of the date of this report, the company has recorded a receivable of approximately $0.4 million due from its insurance company as a result of the fire. This amount represents money for items approved for reimbursement by the insurance company that the company has expended as a result of the fire in excess of advances received to date. The company currently has claims in excess of $0.4 million and has no reason to believe that it will incur a loss as a result of the fire.

TRADING ACTIVITIES

The company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2002 and 2001, the carrying amounts of the company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See Quantitative and Qualitative Disclosures about Market Risk included in Section 7A of this report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.1 million and $0.4 million at December 31, 2002 and 2001, respectively, related to a severance agreement and consulting agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreements, the accrued severance agreement amounts were paid over a 36-month period that began January 2000, while the accrued consulting agreement amounts are being paid over a 6-month period that began December 2002.

On April 23, 2002, the company loaned its current President and Chief Executive Officer approximately $0.4 million under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company.

During 1999, an Investment Fund controlled by one of the Directors of the company, who is also a significant company stockholder, purchased the company’s Senior Subordinated Loan from a financial institution. In April of 2001, the company made the final principal payments under this debt obligation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company’s significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

The company derives a significant portion of its revenue from contracts accounted for by the percentage-of- completion method with contractual terms generally fixed. The company regularly reviews its progress on these contracts and reviews the estimated costs of fulfilling its obligations. If the company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage these contracts properly within the planned periods of time or satisfy its obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized. Any resulting reductions in revenues, margins or contract losses could be material to the company’s results of operations.

Deferred Taxes

The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Inventories

The company regularly estimates the degree of technological obsolescence in its inventories and provides inventory reserves on that basis. Though the company believes it has adequately provided for any such declines in inventory value to date, any unanticipated change in technology or potential decertification due to failure to meet design specification could significantly affect the value of the company’s inventories and thereby adversely affect gross margins and results of operations. In addition, an inability of the company to accurately forecast its inventory needs related to its warranty and maintenance obligations could adversely affect gross margin and results of operations.

Pensions

The company maintains pension plans covering a majority of its employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage (see Item 8. Financial Statements and Supplementary Data in Note 9 of Notes to Financial Statements for additional details). For financial reporting purposes, net periodic pension and other postretirement benefit costs (income) are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, assumed annual rate of compensation increase for plan employees, and an annual rate of increase in the per capita costs of covered postretirement healthcare benefits. Each of these assumptions is based upon the company’s judgment, considering all known trends and uncertainties. Actual asset returns for the company pension plans significantly below the company’s assumed rate of return would result in lower net periodic pension income (or higher expense) in future years. Actual annual rates of increase in the per capita costs of covered postretirement healthcare benefits above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

Contingencies

As further discussed in Note 10 the company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages, that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Summary of Unaudited Financial Data:

Unaudited quarterly financial information is as follows (in thousands of dollars):

	Quarter Ended 3/31/02	Quarter Ended 6/30/02	Quarter Ended 9/30/02	Quarter Ended 12/31/02
Net Sales	$36,045	$41,922	$35,400	$49,496
Gross Profit	8,358	9,230	6,303	11,897
Net Income	1,958	2,977	724	3,182
Net Income per Share:
Basic	$0.48	$0.73	$0.19	$0.84
Diluted	$0.44	$0.64	$0.17	$0.77

	Quarter Ended 3/31/01	Quarter Ended 6/30/01	Quarter Ended 9/30/01	Quarter Ended 12/31/01
Net Sales	$43,555	$42,235	$41,447	$38,223
Gross Profit	8,964	10,115	8,865	8,589
Net Income	1,806	3,523	2,382	7,151
Net Income per Share:
Basic	$0.45	$0.87	$0.59	$1.78
Diluted	$0.43	$0.84	$0.56	$1.67

CONTINGENCIES

A material adverse effect on the company’s financial position and liquidity could result if the company is not successful in its defense of its legal proceedings. (See Item 3. Legal Proceedings.)

The company, as a U.S. Government contractor, is routinely subject to audits, reviews and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Under certain circumstances, a contractor can be suspended or barred from eligibility for government contract awards. The government may, in certain cases, also terminate existing contracts, recover damages and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews or investigations would not have a materially adverse effect on the company’s consolidated results of operation, financial position or cash flows.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors in your evaluation of the company and its financial condition. Any of these risks could cause material harm to the company’s business and impair the value of its common stock.

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 67% of the company’s revenues in 2002 and 2001, and 75% of its revenues in 2000 were derived from U.S. Government contracts. U.S. Government contracts expose the company to a number of risks, including:

•	unpredictable contract or project terminations,

•	reductions in government funds available for the company’s projects due to government policy changes, budget cuts and contract adjustments,

•	disruptions in scheduled workflow due to untimely delivery of equipment and components necessary to perform government contracts,

•	penalties arising from post award contract audits, and

•	cost audits in which the value of the company’s contracts may be reduced.

In addition, substantially all of the company’s government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and the company’s contracts typically provide that orders may be terminated with limited or no penalties. If the company is unable to address any of the above risks, the company’s business could be materially harmed and the value of its common stock could be impaired.

A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts.

A small number of the company’s contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 67%, 67%, and 75% of the company’s revenues in 2002, 2001, and 2000, respectively. The U.S. Air Force KC-135 program in and of itself comprised 60%, 61%, and 60% of the company’s total revenues in 2002, 2001, and 2000, respectively and a contract with Northwest Airlines comprised 25%, 18%, and 5% of the company’s total revenue during these same respective time periods. In December 2001 the company entered into a contract with Boeing to serve as a subcontractor to Boeing for performing PDM on KC-135 aircraft. The contract provides for one base year and five option years and the company is currently in the first option year. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the company to renew or replace any of these contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

A number of the company’s commercial customers, including Northwest Airlines which represented 25% of the company’s revenues in 2002, have in the past and may in the future experience significant financial difficulties. Many of these customers face risks that are similar to those encountered by the company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that the company’s customers will be successful in managing these risks. If the company’s customers do not successfully manage these risks, it could impair the company’s ability to generate revenues, collect amounts due from these customers and materially harm the company’s business.

The Company Faces Risks from the Domestic and Global Slowdown.

The global economy is in the midst of a slowdown that has had significant effects on markets that the company serves, particularly the airline industry. In addition, the September 11th terrorist attacks have significantly and negatively affected general economic conditions. This downturn has had a negative effect on the company’s revenues. The company cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, including as result of future attacks, responses to such attacks or other significant events, the company’s ability to increase or maintain its revenues and operating results may be impaired.

Further, because current domestic and global economic conditions and economies are extremely uncertain, it is difficult to estimate the growth in various parts of the economy, including the markets in which the company participates. Because parts of the company’s budgeting and forecasting are reliant on estimates of growth in the markets it serves, the current economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on the company’s overall financial performance and impair the value of its common stock.

Bundling of U.S. Government Contracts Could Materially Harm the Company’s Business.

Beginning in 1997, Congress began including provisions in appropriations bills that require the “bundling” of contracts. Bundling refers to the practice of combining a number of U.S. Government contracts into one contract, which forces smaller companies, such as the company, to team with one or more operators to provide a bid for the bundled contract. The company is exposed to a number of risks from bundling, including:

•	the inability to bid on contracts independently,
•	the potential inability to locate suitable parties with whom to successfully team, and

•	the potential inability to team with other parties on favorable terms.

This same appropriations legislation allows private contractors to team with military depots to bid on bundled contracts and also allows military depots to bid on these contracts directly. Consequently, the company faces additional competition from military depots. For example, in March 1998, the C-130 PDM solicitation was cancelled and the work was taken in house by the Air Force. If the company is unable to address any of the above risks, the company’s business could be materially harmed and the value of its common stock could be impaired.

The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and the company expects that the competition will continue to intensify. Some of the company’s competitors are larger and more established companies with significant competitive advantages, including greater financial resources and greater name recognition. In addition, the company is facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. The company’s competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aeromod, Raytheon E-Systems and various military depots. The company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division (formerly Tramco), Timco Aviation Services, and Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace, and Dalfort Aerospace). If the company is unable to compete effectively against any of these entities it could materially harm the company’s business and impair the value of its common stock.

The Company is a Party to Legal Proceedings that Could be Costly to Resolve.

The company may be exposed to legal claims relating to the services it provides. The company is currently a party to several legal proceedings, including breach of contract claims and claims based on the company’s employment practices (See Item 3, Legal Proceedings). While the company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the company’s insurance coverage does not cover all costs resulting from these claims, it could materially harm the company’s business and impair the value of its common stock.

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning and painting of aircraft. The company has previously paid penalties to the Environmental Protection Agency for violations of these laws and regulations. While the company is not currently aware of any other necessary environmental remediation or other environmental liability on the properties it operates, it may be required to pay additional penalties in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, the company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage and related expenses. Payment of any of these costs and expenses could materially harm the company’s business and impair the value of its common stock.

The Company May Not be Able to Hire and Retain a Sufficient Number of Qualified Employees.

The company’s success and growth will depend on its ability to continue to attract and retain skilled personnel. Competition for qualified personnel in the aircraft maintenance and modification services industry has been intense. Any failure to attract and retain qualified personnel could materially harm the company’s business and impair the value of its common stock.

The Company May Need Additional Financing to Maintain its Business.

The company’s growth strategy requires continued access to capital. From time to time, the company may require additional financing to enable it to:

•	finance unanticipated working capital requirements,
•	develop or enhance existing services,
•	respond to competitive pressures,
•	acquire complementary businesses, or
•	acquire additional treasury stock.

The company cannot assure you that, if it needs to raise additional funds, such funds will be available on favorable terms, or at all. If the company cannot raise adequate funds on acceptable terms, its business could be materially harmed and the value of its common stock impaired.

Failure to Introduce New Services in Response to Technological Advances and Evolving Industry Standards Could Materially Harm the Company’s Business.

Evolving industry standards and changing customer requirements characterize the aircraft maintenance and modification services industry. The introduction of new aircraft embodying new technologies and the emergence of new industry standards could render the company’s existing services obsolete and cause the company to incur significant development and labor costs. Failure to introduce new services and enhancements to the company’s existing services in response to changing market conditions or customer requirements could materially harm the company’s business and impair the value of its common stock.

The Company’s Trust for its Defined Benefit Plan is Subject to Financial Market Forces

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. Losses on the Plan’s assets may lead to significant cash contributions by the company to fund the Plan to the actuarial levels required by ERISA that could materially harm the company’s business and impair the value of its common stock. In 2003, the company expects that the minimum required contribution would be approximately $10.3 million. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

The Company’s Credit Facility Restricts Its Financial and Operational Flexibility.

The company’s credit facility contains covenants that restrict, among other things, its ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. The company’s credit facility also requires the company to maintain specified financial ratios. The company’s ability to meet these financial ratios can be affected by events beyond the company’s control, and there can be no assurance that the company will be able to meet these ratios.

The company has pledged substantially all of its assets to secure the debt under its credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the company’s business and impair the value of its common stock.

The Company Faces Potential Product Liability Claims.

The company may be exposed to legal claims relating to the products it sells or the services it provides. The company’s agreements with its customers generally contain terms designed to limit its exposure to potential product liability claims. The company also maintains a product liability insurance policy for its business. However, the company’s insurance may not cover all relevant claims or may not provide sufficient coverage. If the company’s insurance coverage does not cover all costs resulting from future product liability claims, it could materially harm the company’s business and impair the value of its common stock.

The Company’s Business is Subject to Extensive Government Regulation.

The aircraft maintenance and modification services industry is subject to extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and modification of aircraft that require significant expenditures. Regulatory changes could materially harm the company’s business by making its current services less attractive or obsolete, or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable regulations could materially harm the company’s business and impair the value of its common stock.

The Company Has Implemented Anti-Takeover Provisions That Could Prevent an Acquisition of Its Business at a Premium Price.

Some of the provisions of the company’s certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of the company’s business at a premium price. These provisions:

•	permit the board of directors to increase its own size and fill the resulting vacancies,
•	provide for a board comprised of three classes of directors with each class serving a staggered three-year term,
•	authorize the issuance of preferred stock in one or more series, and
•	prohibit stockholder action by written consent.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between the company and any holder of 15% or more of its common stock.

Compliance With Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. The company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the company intends to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm the company’s business and impair the value of its common stock.

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of December 31, 2002, the company’s executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 54% of the company’s outstanding common stock. As a result, these stockholders are able to significantly influence matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in this section of the Annual Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s revolving line of credit and two term loans as noted in Note 5 to the Consolidated Financial Statements (see Item 8 herein) and bears interest at LIBOR plus 250 basis points and 275 basis points on two of the loans, and BMA plus 36 basis points on the remaining loan. These interest rates were 3.91%, 4.16%, and 1.77%, respectively at December 31, 2002. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced by approximately $162,000 during the year.

Item 8.     Financial Statements and Supplementary Data

The following financial statements and financial statement schedules are submitted herewith:

Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Pemco Aviation Group, Inc.

We have audited the accompanying consolidated balance sheet of PEMCO AVIATION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of PEMCO Aviation Group, Inc. and Subsidiaries for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemco Aviation Group, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama	ERNST & YOUNG LLP

February 26, 2003

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

ASSETS

(In Thousands)

	2002	2001
Current assets:
Cash	$2,795	$927
Accounts receivable, net	30,162	18,481
Inventories, net	16,292	20,878
Deferred income taxes	13,092	7,994
Prepaid expenses and other	1,204	923

Total current assets	63,545	49,203

Machinery, equipment, and improvements at cost:
Machinery and equipment	28,193	26,547
Leasehold improvements	22,426	20,642
Construction-in-process	4,214	944

	54,833	48,133
Less accumulated depreciation and amortization	(30,193)	(26,180)

Net machinery, equipment, and improvements	24,640	21,953

Other non-current assets:
Deposits and other	933	347
Related party receivable	425	0
Intangible assets, net	5,725	6,882

	7,083	7,229

Total assets	$95,268	$78,385

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—continued

December 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, except common share information)

	2002	2001
Current liabilities:
Revolving credit facility (see Note 5)	$0	$11,591
Current portion of long-term debt	1,103	2,244
Current portion of pension liability	10,341	1,590
Accounts payable	1,549	1,578
Accrued liabilities – payroll related	9,059	10,257
Accrued liabilities – other	8,658	11,591
Customer deposits in excess of cost	8,882	2,214

Total current liabilities	39,592	41,065

Long-term debt (see Note 5)	17,081	3,994
Long-term pension benefit liability	25,341	11,933
Other long-term liabilities	1,718	2,044

Total liabilities	83,732	59,036

Commitments and contingencies (see Notes 5 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,379,494 and 4,043,273 issued at December 31, 2002 and 2001, respectively	1	1
Additional paid-in capital	9,684	5,223
Retained earnings	28,520	19,679
Treasury stock, at cost – 348,899 and 7,500 shares at December 31, 2002 and December 31, 2001, respectively	(6,788)	(98)
Accumulated other comprehensive loss	(19,881)	(5,456)

Total stockholders’ equity	11,536	19,349

Total liabilities and stockholders’ equity	$95,268	$78,385

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, 2001 and 2000

(In Thousands, Except Net Income per Common Share Information)

	2002	2001	2000
Net sales	$162,863	$165,460	$161,664
Cost of sales	127,075	128,927	130,878

Gross profit	35,788	36,533	30,786
Selling, general, and administrative expenses	21,516	20,424	20,283

Income from operations	14,272	16,109	10,503
Interest expense	1,493	1,344	2,816
Litigation, net	(1,480)	0	0

Income before income taxes	14,259	14,765	7,687
Income tax expense (benefit)	5,418	(97)	(1,762)

Net income	$8,841	$14,862	$9,449

Net income per common share:
Basic	$2.24	$3.69	$2.36
Diluted	2.02	3.50	2.23
Weighted average common shares outstanding:
Basic	3,943	4,031	4,012
Diluted	4,380	4,248	4,241

The accompanying notes are an integral part of these

consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
January 1, 2000	3,978	$1	$4,769	$(4,632)	$—	$—	$138
Exercise of stock options	50	—	340	—	—	—	340
Net income and comprehensive income	—	—	—	9,449	—	—	9,449

December 31, 2000	4,028	1	5,109	4,817	—	—	9,927
Exercise of stock options	15	—	114	—	—	—	114
Purchase of treasury stock	—	—	—	—	(98)	—	(98)
Comprehensive income:
Net income	—	—	—	14,862	—	—	14,862
Minimum pension liability (net of tax of $3,344)	—	—	—	—	—	(5,456)	(5,456)

Total comprehensive income	—	—	—	—	—	—	9,406

December 31, 2001	4,043	1	5,223	19,679	(98)	(5,456)	19,349

Exercise of stock options (including tax benefit of $1,670)	336	—	4,461	—	—	—	4,461
Purchase of treasury stock	—	—	—	—	(6,690)	—	(6,690)
Comprehensive income:
Net income	—	—	—	8,841	—	—	8,841
Minimum pension liability (net of tax of $8,840)	—	—	—	—	—	(14,425)	(14,425)

Total comprehensive income	—	—	—	—	—	—	(5,584)

December 31, 2002	4,379	$1	$9,684	$28,520	$(6,788)	$(19,881)	$11,536

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(In Thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$8,841	$14,862	$9,449

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,572	3,306	3,327
Provision (benefit) for deferred income taxes	5,368	150	(1,800)
Litigation and environmental contingencies	0	0	200
Pension expense in excess of funding	10	0	1,591
Funding in excess of pension cost	0	(1,614)	0
Provision for losses on receivables	0	0	116
Provision for reduction in inventory valuation	412	914	707
Loss (gain) on retirement of improvements	0	(38)	693
Provision for losses on contracts-in-process	0	315	0
Write-off of debt issuance costs	154	0	141
Changes in assets and liabilities:
Related party receivable	(425)	0	0
Accounts receivable, trade	(11,681)	(4,360)	6,894
Inventories	4,174	(5,317)	(462)
Prepaid expenses and other	(281)	832	(192)
Deposits and other	(366)	802	237
Customer deposits in excess of cost	6,668	2,214	1,146
Accounts payable and accrued liabilities	(4,486)	(6,519)	(9,082)

Total adjustments	4,119	(9,315)	3,516

Net cash provided by operating activities	12,960	5,547	12,965

Cash flows from investing activities:
Capital expenditures	(7,306)	(5,692)	(10,723)

Net cash used in investing activities	(7,306)	(5,692)	(10,723)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—continued

Years ended December 31, 2002, 2001 and 2000

(In Thousands)

	2002	2001	2000
Cash flows from financing activities:
Proceeds from exercise of stock options	$2,835	$114	$340
Purchase of treasury stock	(6,690)	(98)	0
Payment of debt issuance costs	(286)	0	(505)
Net (repayments) borrowings under revolving credit facility	(718)	1,295	(1,483)
Borrowings under long-term debt	8,113	2,688	5,000
Principal payments under long-term debt	(7,040)	(4,368)	(4,680)

Net cash used in financing activities	(3,786)	(369)	(1,328)

Net increase (decrease) in cash and cash equivalents	1,868	(514)	914
Cash and cash equivalents, beginning of year	927	1,441	527

Cash and cash equivalents, end of year	$2,795	$927	$1,441

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,194	$1,761	$3,132
Income taxes	$0	$13	$280
Supplemental disclosure of non-cash investing and financing activities:
Accrued liabilities of capital purchases	$0	$0	$930

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

December 31, 2002, 2001 and 2000

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Pemco Aviation Group, Inc. (the “company”) is a diversified aerospace and defense company composed of three operating groups: Government Services Group (“GSG”), Commercial Services Group (“CSG”), and Manufacturing and Components Group (“MCG”).

The company’s primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The company provides such services for government and military customers through its GSG, which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft.

The company’s CSG provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates (“STCs”). In addition, the CSG operates an aircraft parts distribution company.

The company’s MCG designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates which may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the company’s contracts, recognition of losses associated with pending litigation and realization of certain assets, including deferred tax assets. Actual results could differ from those estimates.

Cash & Cash Equivalents - Cash equivalents are generally composed of highly liquid instruments with maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the company’s consolidated balance sheets approximates fair value.

Inventories - Materials and supplies are stated at the lower of average cost or market. Work-in-process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

Machinery, Equipment, and Improvements - Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Included in leasehold improvements at December 31, 2002, 2001, and 2000, respectively, is $493,000, $417,000 and $229,000 of capitalized interest. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

Classification	Useful Life In Years
Machinery and equipment	3 - 12
Leasehold improvements	5 - 20

Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations.

Long-Lived Assets - The company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets and certain identifiable intangibles to be held and used in operations of the company may be impaired and not be recoverable. In performing this evaluation, the company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the company will measure such impairment based upon the asset’s fair value and the amount of impairment will be charged to earnings.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which clarifies accounting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The company adopted SFAS No. 144 in fiscal year 2002. The adoption of this statement did not have a material effect on the consolidated financial statements.

Intangible Assets - The company amortizes intangible assets over their estimated lives. The company’s intangible assets consist primarily of STCs at Pemco Engineers, capitalized loan origination fees, and an intangible pension asset related to the company’s un-funded pension liability (see Note 9). The STCs had a remaining book value of less than $0.1 million at December 31, 2002 and a remaining life of approximately 18 months. The loan origination fees had a balance of approximately $0.3 million at December 31, 2002 and will begin amortization in January 2003 with 20% of the fee amortizing over the five-year life of the term loan and 80% of the amount amortizing over the two-year life of the revolving credit facility. There is no direct amortization of the intangible pension asset.

Income Taxes - Federal and state income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes.

Reserve for Warranty Expenses - The company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management’s best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2002 and 2001. Periodic adjustments to the reserve will be made as events occur that indicate changes are necessary.

Pensions - The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plans are generally based on age at retirement, average annual compensation during the last 5 years of employment, and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

Customer Deposits in Excess of Cost - In the normal course of its business the company may receive payments from customers in excess of costs that it has expended on contracts.

These payments are generally associated with milestone payments, work-in-process or deposits to hold production slots. To the extent that the company has deposits in excess of expended cost on a contract, the amount in excess of cost is reflected as a liability.

Stock Options - The company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 “Accounting for Stock Based Compensation”. (see Note 8.)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In Thousands Except Per Share Information)

	2002	2001	2000

Net income — as reported	$8,841	$14,862	$9,449

Additional Expense	1,316	808	637

Net income — pro forma	$7,525	$14,054	$8,812

Net income per share, basic — as reported	$2.24	$3.69	$2.36

Net income per share, diluted — as reported	$2.02	$3.50	$2.23

Net income per share, basic — pro forma	$1.91	$3.49	$2.21

Net income per share, diluted — pro forma	$1.72	$3.31	$2.09

Revenue Recognition - The company recognizes revenue on aircraft principally under the percentage-of-completion method of accounting using an output measure of progress, units of delivery for the basic scope of work on the PDM contracts, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost), where the units of delivery method is not appropriate. The company recognizes revenue based on the delivery method for aircraft maintenance and cargo conversions at its CSG. Provision is made to recognize estimated losses in the period in which management determines that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated.

Comprehensive Income - Comprehensive income for the company consists primarily of net income and the after-tax impact of additional minimum pension liabilities. Income taxes related to components of other comprehensive income are generally recorded based on an effective tax rate of 38 percent.

Earnings Per Share - Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with SFAS No. 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if the company records earnings from continuing operations (i.e., before discontinued operations, extraordinary items and cumulative effects of changes in accounting), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Reclassifications - Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Treasury Stock - Treasury stock is accounted for by the cost method. Treasury stock activity is presented in the consolidated statements of stockholder’s equity.

2.	NET INCOME PER COMMON SHARE

Computation of basic and diluted earnings per share:

	(In Thousands Except Per Share Amounts)
For the Year Ended December 31, 2002	Net Income	Shares	Per Share Amount
Basic earnings per share	$8,841	3,943	$2.24
Dilutive securities	—	437	0.22

Diluted earnings per share	$8,841	4,380	$2.02

For the Year Ended December 31, 2001	Net Income	Shares	Per Share Amount
Basic earnings per share	$14,862	4,031	$3.69
Dilutive securities	—	217.19

Diluted earnings per share	$14,862	4,248	$3.50

For the Year Ended December 31, 2000	Net Income	Shares	Per Share Amount
Basic earnings per share	$9,449	4,012	$2.36
Dilutive securities	—	229.13

Diluted earnings per share	$9,449	4,241	$2.23

Options to purchase -0-, 45,146, and 59,171 shares of common stock related to 2002, 2001, and 2000, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of December 31, 2002 and 2001 consist of the following:

	(In Thousands)
	2002	2001
U.S. Government:
Amounts billed	$13,419	$2,926
Recoverable costs and accrued profit on progress completed – not billed	5,917	3,064
Commercial Customers:
Amounts billed	8,457	8,964
Recoverable costs and accrued profit on progress completed – not billed	2,715	3,789

	30,193	18,743
Less allowance for doubtful accounts	(346)	(262)

Accounts receivable, net	$30,162	$18,481

Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 2002 and 2001.

4.	INVENTORIES

Inventories as of December 31, 2002 and 2001 consist of the following:

	(In Thousands)
	2002	2001
Work-in-process	$26,181	$25,795
Finished goods	1,228	2,074
Raw materials and supplies	2,727	2,438

Total	30,136	30,307
Less progress payments and customer deposits	(13,844)	(9,429)

	$16,292	$20,878

A substantial portion of the above inventories relate to U.S. Government contracts. The company receives progress payments on the majority of its government contracts. In addition, the company receives milestone payments on the KC-135 sub-contract. The title to all inventories on which the company receives progress payments is vested in the government to the extent of the progress payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2002 and 2001 amounted to $3.0 million and $2.6 million, respectively, and are associated with government contracts.

Inventories related to the modification and maintenance of aircraft are subject to technological obsolescence and potential decertification due to failure to meet design specifications. The company actively reserves for obsolete inventories, which amounted to approximately $2.8 million and $2.7 million at December 31, 2002 and 2001, respectively. During 2002, the company disposed of $0.3 million of fully reserved inventories. Future technological changes could render some additional inventories obsolete. No estimate can be made of the loss that would occur should current design specifications change.

5.	DEBT

Debt as of December 31, 2002 and 2001 consists of the following:

	(In Thousands)
	2002	2001
Former Revolving credit facility; (Repaid in December 2002)	$0	$11,591
Revolving credit facility; Interest at LIBOR plus 250 BP (3.91% at December 31, 2002)	10,873	0
Former Term Loans; (Repaid in December 2002)	0	5,790
Bank Term Loan; Interest at LIBOR plus 275 BP (4.16% at December 31, 2002)	5,000	0
Airport Authority Term Loan; Interest at BMA plus 36 BP (1.77% at December 31, 2002)	2,105	0
Capital lease obligations: Interest from 9.07% to 10.00%, collateralized by security interest in certain equipment	206	448

Total long-term debt	18,184	6,238
Less portion reflected as current	(1,103)	(2,244)

Long term-debt, net of current portion	$17,081	$3,994

The company maintains a $20.0 million revolving credit facility, two term loans and a Letter of Credit in support of one of these term loans.

The revolving credit facility has a 2-year term that began on December 16, 2002. The Bank Term Loan has a term of 5 years that also began on December 16, 2002. The Airport Authority Term Loan was originated on November 26, 2002 and has a term of 15 years. The Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories. The company had borrowings of $10.9 million outstanding under the revolving credit facility at December 31, 2002. Remaining borrowing capacity available under the facility at December 31, 2002, based upon the calculation that defines the borrowing base, totaled $9.1 million. All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

The amount outstanding under the Bank Term Loan at December 31, 2002 amounted to $5.0 million and will be repaid in 60 monthly installments of $83,333 plus interest commencing on January 31, 2003. The amount outstanding under the Airport Authority Term Loan at December 31, 2002 amounted to $2.1 million and is expected to increase to $2.5 million. The Airport Authority Term Loan will be repaid over 14 annual installments of $178,000, assuming the entire $2.5 million available is drawn, commencing on September 30, 2004.

The revolving credit facility is due on December 15, 2004 and has been classified as long-term. During most of 2002, and all of 2001, the company classified its revolving credit facility as a current liability, due to the “Lockbox” provisions with its lender, coupled with a subjective acceleration clause, per the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 95-22, notwithstanding the term of the credit agreement. The new revolving credit facility places the company’s “Lockbox” under its control, thereby eliminating the ETIF requirement to classify the debt as current.

Schedule of debt maturing over the next five years at December 31:

(In Thousands)
2002	$ 1,103
2003	12,107
2004	1,150
2005	1,140
2006	1,140
Thereafter	1,544

$18,184

A significant portion of the 2004 maturity of debt listed above relates to the expiration of the 2-year term of the revolving credit facility that the company originated in December 2002. The company expects that it will renew the agreement for an additional 2-year term on the first anniversary of its origination in December 2003 and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the revolving credit facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

The following is an analysis of the leased property under capital leases by major classes:

	(In Thousands)
Class of Property	2002	2001
Data Processing	$0	$303
Production Equipment	666	666
Less: Accumulated amortization	(238)	(122)

	$428	$847

6.	ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

The company provides for losses on uncompleted contracts in the period in which management determines that the estimated total contract costs will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined.

The allowance for estimated losses on contracts-in-process as of December 31, 2001 amounted to $0.6 million and was related to commitments to fulfill loss contracts at December 31, 2001. There were no losses identified on contracts as of December 31, 2002.

7.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2002, 2001, and 2000 is as follows:

	(In Thousands)
	2002	2001	2000
Current:
Federal	$0	$(45)	$38
State	50	(202)	0

	50	(247)	38

Deferred:
Federal	4,745	252	(1,080)
State	623	(102)	(720)

	5,368	150	(1,800)

	$5,418	$(97)	$(1,762)

The differences between the tax expense (benefits) at the federal statutory rate and the provision for income taxes for the years ended December 31, 2002, 2001, and 2000 are primarily due to decreases in the deferred tax asset valuation allowance of $0, $5.9 million, and $3.7 million for the years ended December 31, 2002, 2001 and 2000.

Deferred tax assets (liabilities) are comprised of the following:

	(In Thousands)
	2002	2001
Pension costs	(690)	(690)
Machinery, equipment, and improvements	(645)	(746)
Net maintenance & service costs	(6,759)	(6,663)

Gross deferred tax liabilities	(8,094)	(8,099)

Accrued vacation	1,916	1,585
Accrued worker’s compensation	451	1,266
Inventory reserves	974	507
Contingency reserves	495	631
Pension minimum liability	8,840	3,344
Self-insurance reserves	167	495
Deferred income	2,155	0

Federal and state loss carry-forwards	4,338	5,526
Other accruals and reserves	1,769	2,658
Alternative minimum tax credit carry-forwards	1,281	1,281

Gross deferred tax assets	22,386	17,293

Deferred tax asset valuation allowance	(1,200)	(1,200)

Net deferred tax asset	$13,092	$7,994

The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. In 2001, and 2000, the company generated taxable income for which net operating loss carryforwards were utilized. The reduction in the valuation allowance in fiscal 2001 was due to the company securing the KC-135 subcontract from Boeing. The projected income from this contract, as well as the company’s demonstrated profitable performance over the past few years indicates that realization through future profitability is more likely than not.

A reconciliation from income tax expense at the US federal statutory rate of 35% to the Company’s income tax expense from continuing operations is as follows:

	2002	2001	2000
Income tax expense at federal statutory rate	$4,991	$5,168	2,614
State income tax expense, net of federal tax benefit	35	(197)	(468)
Reduction in valuation allowance	0	(5,940)	(3,720)
Other, net	392	872	(188)

Income tax expense	$5,418	($97)	($1,762)

At December 31, 2002 and 2001, the company had tax effected federal and state operating loss carryforwards of approximately $4.3 million and $5.5 million, respectively. The loss carryforwards expire at various dates between 2013 and 2022. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance.

The alternative minimum tax credit carry-forwards of $1.3 million, included in the deferred tax assets at December 31, 2002 do not expire.

8.    STOCK OPTION PLANS

On May 17, 2001, the company’s stockholders approved amendments to the company’s Nonqualified Stock Option Plan (the “Plan”), pursuant to which a maximum aggregate of 1,500,000 shares of common stock have been reserved for grants to key personnel. The plan expires by its terms on September 8, 2008. The company’s Incentive Stock Option and Appreciation Rights Plan expired during 2000 with outstanding options being combined with the Nonqualified Stock Option Plan. Options available to be granted under the plan amounted to approximately 385,000 at December 31, 2002.

Under the Plan, the option price may not be less than 50% of the fair market value of the stock at the time the options are granted. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

The following table summarizes the changes in the number of shares under option pursuant to the plan described above at December 31:

	(In Thousands Except Per Share Information)
	2002	Wtd. Avg. Ex Price	2001	Wtd. Avg. Ex Price	2000	Wtd. Avg. Ex Price
Outstanding beginning of year	784	$9.10	629	$8.42	454	$7.69
Granted	257	16.69	207	10.57	241	10.00
Exercised	(320)	8.51	(38)	5.94	(50)	6.15
Forfeited	(22)	13.03	(14)	9.48	(16)	18.5

Outstanding end of year	699	12.04	784	9.10	629	8.42

Exercisable end of year	467		575		434
Estimated weighted average fair value of options granted	$8.94		$6.02		$7.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for each year; expected volatility of 71%, 72% and 96%; risk-free interest rate of 4.53% to 6.61%; and expected life of 3.6, 4.0, and 4.3 years for each year respectively. Of the options granted in 2000, 85,000 vested immediately with the remaining options vesting over periods from 2 to 4 years. During

2001, the company granted 207,000 options. 127,000 of these options vested immediately, 15,000 vest over 2 years and the remaining 65,000 vest over 3 years. In 2002 the company granted 257,000 options. 147,000 of these options vested immediately and the remaining 110,000 vest over 3 years.

The following table summarizes information about stock options outstanding at December 31, 2002:

(In Thousands, Except Per Share Amounts)

Range of Exercise Prices	Number of Outstanding Options 12/31/02	Weighted Average Remaining Life	Weighted Average Exercise Price
$2.85—$6.63	28	4.77	$4.22
$8.72—$9.75	215	7.09	9.14
$10.13—$13.24	228	8.04	11.05
$16.49—$18.50	228	9.18	16.73

	699	7.94	$12.04

(In Thousands, Except Per Share Amounts)

Range of Exercise Prices	Number of Exercisable Options at 12/31/02	Weighted Average Exercise Price
$2.85—$6.63	28	$4.22
$8.72—$9.75	137	9.15
$10.13—$13.24	183	11.17
$16.49—$18.50	119	16.65

	467	$11.56

9.	EMPLOYEE BENEFIT PLANS

Pension – The company has a defined benefit pension plan (the “Plan”) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. No contributions were made in 2000. During 2001 and 2002 the company contributed $3.0 million and $1.6 million, respectively, to the Plan. Plan assets consist primarily of stocks, bonds, and cash equivalents. The Plan does not own any shares of the company’s stock.

As a result of the unfavorable investment return of the Plan in 2002 and an increase in actuarial liability resulting from lower interest rates, the Pension Benefit Obligation (“PBO”) of the Plan, $110.9 million, exceeds the fair value of Plan assets. In the fourth quarter of 2002, the company recognized a liability equal to the additional un-funded PBO, $22.1 million with a corresponding adjustment to comprehensive income that reduced Stockholders’ equity, net of tax by $14.4 million. Under ERISA rules, the minimum required contribution in 2003 is approximately $10.3 million. At December 31, 2002 the Plan was under-funded by approximately $37.5 million.

Effective for fiscal 1998 based on prior negotiations with the union, the company’s Pension Plan was amended to reflect a benefit increase of $1.00 per employee and a service year increase of 30 to 35 years.

Changes during the year in the benefit obligation and in the fair value of Pension Plan assets were as follows (in thousands):

	2002	2001
Benefit Obligation at beginning of year	$105,149	$100,156
Service cost	1,877	1,487
Interest cost	7,293	7,767
Plan amendments	0	45
Benefits paid	(9,185)	(9,160)
Assumption Changes	5,740	4,854
Actuarial loss	40	0

Benefit Obligation at end of year	$110,914	$105,149

Plan Assets: Fair value
Balance at beginning of year	$89,559	$103,399
Return on plan assets	(9,084)	(7,680)
Company contribution	1,590	3,000
Benefits paid	(9,185)	(9,160)

Fair value at end of year	$72,880	$89,559

Un-funded status	$(38,034)	$(15,590)
Unrecognized prior service cost	5,410	6,526
Unrecognized actuarial loss	34,484	10,868

Net amount recognized	$1,860	$1,804

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	$1,860	$1,804
Accrued benefit liability	(37,476)	(15,327)

Net accrued liability	(35,616)	(13,523)
Intangible asset	5,410	6,527
Accumulated other comprehensive income	32,065	8,800

Net amount recognized	$1,860	$1,804

Components of the plans’ net pension cost were as follows (in thousands):

	2002	2001	2000
Service cost	$1,877	$1,487	$1,408
Interest cost	7,293	7,767	7,729
Expected return on plan assets	(8,752)	(8,985)	(8,663)
Net amortization	1,116	1,116	1,117

Net pension cost	$1,534	$1,385	$1,591

The weighted average rates assumed in the actuarial calculations for the pension plan were:

	2002	2001	2000
Discount	6.75%	7.25%	7.50%
Annual Salary Increase	5.00%	5.00%	5.00%
Long-term return on plan assets	9.00%	9.50%	9.50%

Postretirement Benefits—The company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees’ active service period. The company provides health care benefits to both salaried and hourly retired employees at its Birmingham and Dothan, Alabama facilities. The retirees’ spouse and eligible dependents are also entitled to coverage under this defined benefit plan, as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and yearly and lifetime maximums. Currently, the plan is un-funded.

Changes during the year in the benefit obligation and in the fair value of plan assets were as follows (in thousands):

	2002	2001
Benefit Obligation:
Balance at beginning of year	$607	$625
Service cost	30	40
Interest cost	27	42
Benefits paid	(41)	(99)
Actuarial (gain)	(78)	(1)
Plan Amendments	(36)	0

Balance end of year	$509	$607

The accrued postretirement costs recognized included in accrued liabilities – other in the accompanying Consolidated Balance Sheets were as follows: (In Thousands)

	2002	2001
Funded status	$(509)	$(607)
Unrecognized transition obligation	156	200
Unrecognized net gain	(105)	(32)

Accrued liability	$(458)	$(439)

Components of the plans’ net cost were as follows:

	(In Thousands)
	2002	2001	2000
Service cost	$30	$40	$37
Interest cost	27	42	46
Net amortization	16	32	32
Recognized actuarial gain	(13)	(4)	(5)

Net postretirement cost	$60	$110	$110

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 5.38% for 2002, decreasing gradually to 5.0% through the year 2004, and remaining at that level thereafter. The weighted average discount rate assumed in the actuarial calculation for the postretirement benefit plan was 6.75%, 7.25%, and 7.5% for the years ended December 31, 2002, 2001, and 2000, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase			1 – Percentage Point Decrease
	12/31/02	12/31/01	12/31/00	12/31/02	12/31/01	12/31/00
Effect on total of service and interest cost components	$5	$28	$19	$(5)	$(23)	$(16)
Effect on postretirement benefit obligation	43	122	108	(39)	(108)	(96)

Self-Insurance - The company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers’ compensation, and a life insurance program for a limited number of individuals not provided coverage by the company’s life insurance carrier due to transition issues. Losses and claims are accrued as incurred.

The company maintains self-insured health and dental plans for employees at its Alabama facilities. The company has reserves established in the amounts of $1.2 million and $2.2 million for reported and incurred but not reported claims at December 31, 2002 and 2001, respectively.

In April 2001 the company converted to purchased insurance for worker’s compensation. The company remains self-insured for all occurrences prior to its conversion. The company’s self-insured workers’ compensation program had a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other, at December 31, 2002 and 2001, is $210,000 that has been placed on deposit with the state of Alabama in connection with the company’s self-insured workers’ compensation plan. The company has reserves of $1.2 million and $3.1 million for reported and incurred but not reported worker’s compensation claims at December 31, 2002 and 2001, respectively.

The company maintains a self-insured life insurance program for employees and retirees who are not insurable under the company’s purchased life insurance programs. Individuals eligible for this program are those employees, former employees, and spouses who met one of the following criteria at the time the company changed life insurance carriers:

•	Employees on Total and Permanent Disability
•	Active employees over 70 years of age
•	Employees on Leave of Absence
•	Spouse with remaining Bridge and Transition benefits.

The company had reserves of $0.5 million for potential life insurance claims at both December 31, 2002 and 2001.

Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

Defined Contribution Plan - The company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and company matching contributions are discretionary. A matching contribution of $7,084 and $10,263 was made in 2002 and 2001, respectively. The company made no matching contributions during 2000. Employees are always 100 percent vested in their contributions.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases - The company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from five months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

	(In Thousands)
Year Ending	Facilities	Vehicles And Equipment	Total
2003	$2,118	$223	$2,341
2004	1,581	175	1,756
2005	1,371	147	1,518
2006	1,275	87	1,362
2007	1,275	11	1,286
Thereafter	17,106	0	17,106

Total minimum future rental commitments	$24,726	$643	$25,369

Total rent expense charged to operations for the years ended December 31, 2002, 2001, and 2000 amounted to $3.6 million, $3.7 million, and $3.5 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $1.2 million, $1.2 million, and $1.3 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

The company has sub-leased its Clearwater, Florida facility since April 2000. This sub-lease has generated approximately $0.1 million of income in the years 2002, 2001 and 2000.

Insurance Claim - In January 2002, a contractor at the company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent hangar also suffered some damage. The company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft on the facility. As of the date of this report, the company has recorded a receivable of approximately $0.4 million due from its insurance company as a result of the fire. This amount represents money for items approved for reimbursement by the insurance company that the company has expended as a result of the fire in excess of advances received to date. The company currently has claims in excess of this amount and has no reason to believe that it will incur a loss as a result of the fire.

United States Government Contracts - The company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government’s audits, reviews, and investigations would not have a materially adverse effect on the company’s consolidated results of operations, financial position, or cash flows.

KC-135 Contract - In August 1994, the U.S. Air Force awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company is currently completing work on aircraft inducted for PDM under this contract. On December 12, 2001, the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company’s involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million over the course of the agreement if all options are exercised.

Concentrations

In the ordinary course of business, the company extends credit to many of its customers. As of December 31, 2002, accounts receivable from three customers amounted to $22.5 million, or approximately 75% of total accounts receivable.

A small number of the company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 67%, 67%, and 75% of the company’s revenues in 2002, 2001, and 2000, respectively. The KC-135 program in and of itself comprised 60%, 61%, and 60% of the company’s total revenues in 2002, 2001, and 2000, respectively. During 2002 and 2001, the company had a contract with a commercial airline that comprised 25% and 18%, respectively, of total revenues. There were no significant commercial contracts in excess of 10% of revenues with other customers during 2002. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the company to renew or replace any of these contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuit

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three Boeing 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. Following the 11th Circuit Court of Appeals determination on certain procedural issues the parties have mutually agreed upon an arbitrator and are moving toward discovery and resolution of the matter. Management believes that the results of this claim will not have a material impact on the business of the company.

Employment Lawsuit

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. Nine plaintiffs elected to settle with the company prior to the trial. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.

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

Environmental Compliance - In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the Agency’s response to the 1999 samples. As of the date of this report the company is awaiting approval of the plan.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s capital expenditures, earnings and competitive position.

11.	RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.1 million and $0.4 million at December 31, 2002 and 2001, respectively, related to a severance agreement and consulting agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreements, the accrued severance agreement amounts were paid over a 36-month period that began January 2000 while the accrued consulting agreement amounts are being paid over a 6-month period that began December 2002.

On April 23, 2002, the company loaned its current President and Chief Executive Officer approximately $0.4 million under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company.

During 1999, an Investment Fund controlled by one of the Directors of the company, who is also a significant company stockholder, purchased the company’s Senior Subordinated Loan from a financial institution. In April of 2001, the company made the final principal payments under this debt obligation.

12.	LABOR CONTRACTS

On December 19, 1999, the membership of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) voted to ratify a new five-year contract with the company’s Pemco Aeroplex, Inc. subsidiary. The contract began February 1, 2000 and extends through March 21, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The agreement calls for cost of living and wage increases of $0.40 per hour over the life of the contract, and increases in Pension, Life Insurance and Accidental Death and Dismemberment benefits.

On August 19, 2000, the membership of the International Association of Machinists and Aerospace Workers (IAM) voted to ratify a new five-year contract with the company’s Pemco World Air Services subsidiary. The contract began August 19, 2000 and extends through August 9, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The new agreement calls for wage increases of 17% over the life of the contract and increases in Pension benefits.

On June 13, 2000 the employees of the company’s Pemco Engineers division voted to organize as members of the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW). The contract, which began on December 4, 2000, has a four-year term.

13.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2002 and 2001, the carrying amounts of the company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14.	FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2002, the company recorded a one-time charge to increase its reserve for inventory obsolescence by approximately $0.4 million relating to inventories at Space Vector Corporation and Pemco Engineers. The company also recorded a charge of $0.2 million to write-off the remaining capitalized loan origination fees associated with its previous lender.

During the fourth quarter of 2001, the company recorded a benefit of approximately $5.0 million to reduce its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheets represent the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability.

In the fourth quarter of 2000, the company recorded a benefit of $0.9 million to reduce its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheets represents the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability.

In addition, the company took a one-time charge during the fourth quarter of 2000 of $0.7 million relating to leasehold improvements at its Clearwater, Florida facility.

15.	SEGMENT INFORMATION

The company has three reportable segments: GSG, CSG, and MCG. The GSG, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSG, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCG, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; and aircraft cargo-handling systems.

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

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSG and MCG may generate revenues from governmental entities and the Government Services segment may generate revenues from commercial entities. Sales to governmental entities in 2002, 2001 and 2000 were $109.2 million, $110.7 million, and $121.4 million, respectively.

Certain amounts in the information on segment profit or loss for the years 2001 and 2000 have been reclassified to conform to the 2002 presentation.

The following table presents information about 2002 segment profit or loss:

	(In Thousands)
	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$102,220	$44,070	$11,507	$157,797
Revenues from external foreign customers	0	4,590	476	5,066
Inter-segment revenues	11	0	110	121

Total segment revenues	102,231	48,660	12,093	162,984
Elimination				(121)

Total Revenue				$162,863

Gross profit	$31,671	$3,101	$1,016	$35,788
Segment operating income (loss)	17,868	(3,170)	(426)	14,272
Interest expense				1,493
Litigation, net				(1,480)
Income taxes				5,418

Net income				$8,841

Assets	$57,407	$30,637	$7,224	$95,268
Depreciation/amortization	2,441	805	304	3,550
Capital Additions	2,705	4,486	115	7,306

The following table presents information about 2001 segment profit or loss:

	(In Thousands)
	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$104,185	$43,787	$13,452	$161,424
Revenues from external foreign customers	0	2,865	1,171	4,036
Inter-segment revenues	198	0	4	202

Total segment revenues	104,383	46,652	14,627	165,662
Elimination				(202)

Total Revenue				$165,460

Gross profit	$32,064	$2,816	$1,653	$36,533
Segment operating income (loss)	17,472	(1,894)	531	16,109
Interest expense				1,344
Income taxes				(97)

Net income				$14,862

Assets	$45,218	$22,219	$10,948	$78,385
Depreciation/amortization	2,492	636	375	3,503
Capital Additions	3,848	1,743	101	5,692

The following table presents information about 2000 segment profit or loss:

	(In Thousands)
	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$103,360	$38,750	$16,133	$158,243
Revenues from external foreign customers	0	2,360	1,061	3,421
Inter-segment revenues	752	0	96	848

Total segment revenues	104,112	41,110	17,290	162,512
Elimination				(848)

Total Revenue				$161,664

Gross profit	$25,879	$2,505	$2,402	$30,786
Segment operating income (loss)	16,642	(3,392)	(2,747)	10,503
Interest expense				2,816
Income taxes				(1,762)

Net income				$9,449

Assets	$37,092	$13,577	$9,460	$60,129
Depreciation/amortization	2,259	448	407	3,114
Capital Additions	7,589	2,700	434	10,723

SUPPLEMENTARY INFORMATION

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the periods ended December 31, 2002, 2001 and 2000

(in Thousands)

Description	Balance at Beginning Of Period	Additions Charged to Expense	Deductions	Balance at End of Period
2002
Allowance for doubtful accounts	$262	$84	$0	$346
Reserve for contract commitments, losses	593	0	(593)	0
Reserve for obsolete inventories	2,725	412	(300)	2,837

2001
Allowance for doubtful accounts	$463	$0	$(201)	$262
Reserve for contract commitments, losses	278	315	0	593
Reserve for obsolete inventories	5,718	914	(3,907)	2,725

2000
Allowance for doubtful accounts	$1,022	$116	$(675)	$463
Reserve for contract commitments, losses	380	0	(102)	278
Reserve for obsolete inventories	5,011	707	0	5,718

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As reported in the company’s Form 8-K filed with the Securities and Exchange Commission on July 10, 2002, the Board of Directors of the company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2002 to replace Arthur Andersen LLP, who were dismissed as auditors of the company effective July 8, 2002. The audit committee of the Board of Directors approved the change in auditors and recommended this change to the Board of Directors.

There have been no disagreements with the independent auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

PART III

Item 10.     Directors and Executive Officers of the Company.

Information regarding the directors and executive officers of the company is incorporated by reference from the “ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION” sections of the company’s definitive 2003 Proxy Statement.

Item 11.     Executive Compensation.

Information regarding management remuneration and transactions is incorporated by reference from the “EXECUTIVE COMPENSATION” section of the company’s definitive 2003 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” sections of the company’s definitive 2003 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from the “TRANSACTIONS WITH MANAGEMENT AND OTHERS” section of the company’s definitive 2003 Proxy Statement.

Item 14.     Control and Procedures.

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

Within 90 days prior to the date of this Annual Report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on the foregoing, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statement Schedules.  The Financial Statement Schedules listed below appear in Part II, Item 8 hereof.

a 1.	Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

a 2.	Financial Statement Schedule:

Schedule II. Valuation and Qualifying Accounts.

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

b.	Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2002.

c.	Exhibits. The exhibits listed on the EXHIBIT INDEX on the following page of this Form 10-K are either filed herewith or incorporated herein by reference, as noted on the EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: 03/11/03	By:	/s/ RONALD A. ARAMINI
Ronald A. Aramini, President (Principal Executive Officer)

Dated: 03/11/03	By:	/s/ JOHN R. LEE
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Chairman, Director	03/11/03

/s/ H.T. BOWLING H.T. Bowling	Vice Chairman, Director	03/11/03

/s/ RONALD A. ARAMINI Ronald A. Aramini	President, Chief Executive Officer, Director, (Principal Executive Officer)	03/11/03

/s/ MARK K. HOLDSWORTH Mark K. Holdsworth	Director	03/11/03

/s/ THOMAS C. RICHARDS Thomas C. Richards	Director	03/11/03

/s/ RONALD W. YATES Ronald W. Yates	Director	03/11/03

S-1

I, Ronald A. Aramini, certify that:

1.	I have reviewed this annual report on Form 10-K of Pemco Aviation Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 11, 2003

By:	/s/ RONALD A. ARAMINI
President and Chief Executive Officer

C-1

I, John R. Lee, certify that:

1.	I have reviewed this annual report on Form 10-K of Pemco Aviation Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 11, 2003

By:	/s/ JOHN R. LEE
Sr. Vice President and Chief Financial Officer

C-2

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Pemco Aviation Group, Inc	(3)

3.2	Bylaws of Pemco Aviation Group, Inc	(3)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc. which define the rights of Securities Holders	(3)

10.1	Amended Executive Employment Agreement between the company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994	(1)

10.2	Amendment to Executive Employment Agreement between the company and Matthew L. Gold effective September 7, 1999	(2)

10.3	Consulting Agreement between the company and Matthew L. Gold effective December 11, 2002	(*)

10.4	Executive Employment Agreement between the company and Ronald A. Aramini effective January 1, 2000	(2)

10.5	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc and Pemco Aviation Group, Inc	(3)

10.6	Credit and Security Agreement dated December 16, 2002 between Pemco Aviation Group, Inc. and SouthTrust Bank	(*)

10.7	Loan Agreement dated November 26, 2002 between Pemco Aviation Group, Inc. and Dothan-Houston County Airport Authority	(*)

10.8	Non-Qualified Stock Option Plan dated June 1, 1999 as amended and restated May 17, 2001	(5)

10.9	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company and Pemco Aeroplex, Inc	(6)

10.10	Letter of Credit Agreement dated November 26, 2002 between Pemco Aviation Group, Inc. and SouthTrust Bank	(*)

21	Subsidiaries of the company	(*)

23	Consent of Ernst & Young LLP	(*)

E-1

*	Filed Herewith

(1)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

(2)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.

(3)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

(4)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

(5)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.

(6)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.

E-2