Form 10-Q
period 2003-03-31
PEMCO AVIATION GROUP INC
filed 2003-05-13
CIK 771729

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003,

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period From ________ To ________.

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2003

Common Stock, $.0001 par value	4,046,680

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
(In Thousands)

	March 31, 2003 Unaudited	December 31, 2002

Current assets:
Cash	$2,370	$2,795
Accounts receivable, net	28,866	30,162
Inventories, net	21,273	16,292
Deferred income taxes	12,387	13,092
Prepaid expenses and other	408	1,204

Total current assets	65,304	63,545

Machinery, equipment, and improvements at cost:
Machinery and equipment	29,110	28,193
Leasehold improvements	26,780	22,426
Construction in process	1,577	4,214

	57,467	54,833
Less accumulated depreciation and amortization	(30,934)	(30,193)

Net machinery, equipment, and improvements	26,533	24,640

Other non-current assets:
Deposits and other	1,007	933
Related party receivable	444	425
Intangible assets, net	5,691	5,725

	7,142	7,083

Total assets	$98,979	$95,268

The accompanying notes are an integral part
of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In Thousands, except common share information)

	March 31, 2003 Unaudited	December 31, 2002

Current liabilities:
Current portion of long-term debt	$1,110	$1,103
Current portion of pension liability	11,070	10,341
Accounts payable	2,471	1,549
Accrued liabilities – payroll related	9,743	9,059
Accrued liabilities – other	8,843	8,658
Customer deposits in excess of cost	8,294	8,882

Total current liabilities	41,531	39,592

Long-term debt	18,323	17,081
Long-term pension benefit liability	24,215	25,341
Other long-term liabilities	1,852	1,718

Total liabilities	85,921	83,732

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,394,854 and 4,379,494 issued at March 31, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	9,933	9,684
Retained earnings	29,793	28,520
Treasury stock, at cost – 348,899 shares at March 31, 2003 and December 31, 2002	(6,788)	(6,788)
Accumulated other comprehensive loss	(19,881)	(19,881)

Total stockholders’ equity	13,058	11,536

Total liabilities and stockholders’ equity	$98,979	$95,268

The accompanying notes are an integral part
of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands, Except Net Income per Common Share Information)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net sales	$35,669	$36,045
Cost of sales	28,227	27,687

Gross profit	7,442	8,358
Selling, general, and administrative expenses	5,170	4,895

Income from operations	2,272	3,463
Interest	219	305

Income before income taxes	2,053	3,158
Provision for income taxes	780	1,200

Net income	$1,273	$1,958

Net income per common share:
Basic	$0.32	$0.48
Diluted	$0.29	$0.44
Weighted average common shares outstanding:
Basic	4,036	4,068
Diluted	4,384	4,437

The accompanying notes are an integral part of these
consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Cash flows from operating activities:
Net income	$1,273	$1,958

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	740	1,164
Provision for deferred income taxes	780	1,013
Pension cost in excess of funding	(398)	346
Amortization of intangible asset	36	47
Changes in assets and liabilities:
Accounts receivable, net	1,296	(2,851)
Inventories	(4,981)	2,491
Prepaid expenses and other	796	663
Deposits and other	(95)	(1)
Accounts payable and other liabilities	1,337	2,949

Total adjustments	(489)	5,821

Net cash provided by operating activities	784	7,779

Cash flows from investing activities:
Capital expenditures	(2,369)	(2,272)

Net cash used in investing activities	(2,369)	(2,272)
Cash flows from financing activities:
Proceeds from exercise of stock options	175	495
Net change under revolving credit facility	1,393	(5,681)
Borrowings under long-term debt	0	613
Principal payments under long-term debt	(408)	(684)

Net cash provided by/(used in) financing activities	1,160	(5,257)

Net increase/(decrease) in cash	(425)	250
Cash, beginning of period	2,795	927

Cash, end of period	$2,370	$1,177

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$178	$263
Income taxes	$0	$0

The accompanying notes are an integral part
of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Quarter Ended
March 31, 2003 and 2002

1.	CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited.  In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements.  Such adjustments are of a normal and recurring nature.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results expected for the full year.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K (the “2002 10-K”).

2.	STOCK OPTIONS

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

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation.

(In Thousands Except Per Share Information)

	2003	2002

Net income - as reported	$1,273	$1,958
Stock based compensation under fair value method, net of tax effect (tax effect for 2003 and 2002 was $594 and $530, respectively)	969	864

Net income – pro forma	$304	$1,094

Net income per share, basic - as reported	$0.32	$0.48
Net income per share, diluted - as reported	$0.29	$0.44
Net income per share, basic - pro forma	$0.08	$0.27
Net income per share, diluted - pro forma	$0.07	$0.25

3.	INVENTORIES

Inventories as of March 31, 2003 and December 31, 2002 consist of the following:

(In Thousands)

	March 31, 2003	December 31, 2002

Work in process	$35,483	$26,181
Finished goods	2,486	1,228
Raw materials and supplies	2,566	2,727

Total	40,535	30,136
Less progress payments and customer deposits	(19,262)	(13,844)

	$21,273	$16,292

A portion of the above inventory balances relates to U.S. Government contracts. The company receives milestone payments on the majority of its government related sub-contracts.

4.	NET INCOME PER SHARE

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

The following table represents the net income per share calculations for the three-month periods ended March 31, 2003 and 2002:

(All numbers In Thousands, except Income Per Share)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Net Income	$1,273	$1,958
Weighted Average Shares	4,036	4,068
Basic Net Income Per Share	$0.32	$0.48
Dilutive Securities: Options	348	369
Diluted Weighted Average Shares	4,384	4,437
Diluted Net Income Per Share	$0.29	$0.44

Options to purchase approximately 209,000 and 43,106 shares of common stock related to March 31, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

5.	DEBT

Debt as of March 31, 2003 and December 31, 2002 consists of the following:

(In Thousands)

	March 31, 2003	December 31, 2002

Revolving Credit Facility; Interest at LIBOR plus 2.50% (3.78% at March 31, 2003)	$12,266	$10,873
Bank Term Loan; Interest at LIBOR plus 2.75% (4.03% at March 31, 2003)	4,750	5,000
Airport Authority Term Loan; Interest at BMA plus 0.36% (1.40% at March 31, 2003)	2,237	2,105
Capital Lease Obligations:
Interest from 9.07% to 10.00%, collateralized by security interest in certain equipment	180	206

Total long-term debt	19,433	18,184
Less portion reflected as current	(1,110)	(1,103)

Long term-debt, net of current portion	$18,323	$17,081

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

Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories.  The company had borrowings of $12.3 million outstanding under the revolving credit facility at March 31, 2003. Remaining borrowing capacity available under the facility at March 31, 2003, based upon the calculation that defines the borrowing base, totaled $7.7 million.  All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

The amount outstanding under the Bank Term Loan at March 31, 2003 was $4.8 million and  is being repaid in 60 monthly installments of $83,333 plus interest that commenced on January 31, 2003. The amount outstanding under the Airport Authority Term Loan at March 31, 2003 was $2.2 million and is expected to increase to $2.5 million. The Airport Authority Term Loan will be repaid over 14 annual installments of $178,000, assuming the entire $2.5 million available is drawn, commencing on September 30, 2004.

Schedule of debt maturing over the next five years at December 31:

(In Thousands)

2003	$1,110
2004	13,824
2005	1,150
2006	1,140
2007	1,140
Thereafter	1,069

$19,433

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

Notwithstanding the covenants mentioned above  that limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could possibly be used to secure additional financing.

6.	STOCKHOLDERS’ EQUITY

Holders of stock options under the company’s Non-Qualified Stock Option Plan exercised options for approximately 16,000 and 5,000 shares, respectively, of the company’s common stock during the three months ended March 31, 2003 and 2002.  The company recorded both the exercise price and a tax benefit totaling approximately $0.3 million and $0.7 million, respectively, to Additional Paid In Capital during the first quarter of 2003 and 2002.

7.	CONTINGENCIES

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the company’s customers account for a significant percentage of its revenues.  The KC-135 program comprised 61.5% of the company’s total revenues for both of the three-month periods ended March 31, 2003 and 2002.  The company’s  two largest programs generated approximately 83.7% of its revenues during  the first quarters of 2003 and 88.9% in 2002. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuit

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three Boeing 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. Following the 11th Circuit Court of Appeals determination on certain procedural issues the parties have mutually agreed upon an arbitrator and are moving toward discovery and resolution of the matter.  Management believes that the results of this claim will not have a material impact on the future results of operations, financial condition or liquidity of the company.

Employment Lawsuit

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees.  The complaint sought damages in the amount of $75 million.  On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action.  The Court denied consolidation of the cases for trial purposes.   On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company.  Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case.  That judgment has now been appealed to the 11th Circuit Court of Appeals.  The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by any employee, and will vigorously defend this case.  Management believes that the results of this claim will not have a material impact on the future results of operations, financial condition or liquidity of the company.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama.  Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court.  The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary.  Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims.  Management believes that the results of these claims will not have a material impact on the future results of operations, financial condition or liquidity of the company.

The company and its subsidiaries are also parties to other non-employment related litigation.

Environmental Compliance - In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility.  The report cited various violations of environmental laws.  The company has taken actions to correct the items raised by the inspection.  On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256.  The company disagreed with the citations and contested the penalties.  On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order.  As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period.    The company made the final payment in November 2001.  During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan.  These samples were forwarded to the EPA in 1999.  A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the Agency’s response to the 1999 samples.  The Phase II Site Characterization Plan (“Plan”) was approved in January 2003 and well installation has begun.  The costs of the Phase II Site Characterization Plan are expected to be $240,000, all of which should be incurred during 2003.  Management believes that the results of this claim will not have a material impact on the future results of operations, financial condition or liquidity of the company.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.

8.	SEGMENT INFORMATION

The company has three reportable segments: Government Services Group (“GSG”), Commercial Services Group (“CSG”), and Manufacturing and Components Group (“MCG”).  The GSG, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers.  The CSG, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts.  The MCG, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; and aircraft cargo-handling systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company’s 2002 Annual Report on Form 10-K.  The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income.  The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is not material. The company does not allocate income taxes, interest income and interest expense to segments.

The company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different operating and marketing strategies.  The CSG and MCG segments may generate revenues from governmental entities and the GSG segment may generate revenues from commercial entities.  Sales to governmental entities in the three-months ended March 31, 2003 and 2002 were $23.2 million, and $24.3 million, respectively.

The following table presents information about segment profit or loss for the three months ended March 31, 2003 and 2002:

(In Thousands)

Three Months Ended March 31, 2003	GSG	CSG	MCG	Consolidated

Revenues from external domestic customers	$21,991	$9,326	$1,897	$33,214
Revenues from external foreign customers	0	2,326	129	2,455
Inter-segment revenues	98	44	132	274

Total segment revenues	22,089	11,696	2,158	35,943
Elimination				(274)

Total Revenue				35,669

Gross profit	6,550	918	(26)	7,442
Segment operating income (loss)	3,244	(734)	(238)	2,272
Interest expense				219
Income taxes				780

Net income				$1,273

Assets	$60,391	$31,785	$6,671	$98,847
Depreciation/amortization	508	195	55	758
Capital additions	947	1,508	46	2,501

Three Months Ended March 31, 2002	GSG	CSG	MCG	Consolidated

Revenues from external domestic customers	$22,220	$10,278	$3,277	$35,775
Revenues from external foreign customers	0	85	185	270
Inter-segment revenues	0	0	0	0

Total segment revenues	$22,220	$10,363	$3,462	$36,045
Elimination				0

Total Revenue				$36,045

Gross profit	7,062	598	698	8,358
Segment operating income (loss)	4,095	(995)	363	3,463
Interest expense				305
Income taxes				1,200

Net income				$1,958

Assets	$43,572	$23,130	$9,470	$76,172
Depreciation/amortization	593	191	95	879
Capital Additions	1,108	1,164	0	2,272

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

Three months ended March 31, 2003
Versus three months ended March 31, 2002

The table below presents major highlights from the three months ended March 31, 2003 and 2002.

	(In $Millions)

	2003	2002	Change

Revenue	$35.7	$36.0	(0.8)%
Gross profit	7.4	8.4	(11.9)%
Income from operations	2.3	3.5	(34.3)%
Income before taxes	2.1	3.2	(34.4)%
Net income	1.3	2.0	(35.0)%
EBITDA	3.0	4.3	(30.2)%

The Table below presents the highlights in Revenue by Operating Segment from the three months ended March 31, 2003 and 2002.

	(In $Millions)

	2003	2002	Change	Change

GSG	$22.1	$22.2	$(0.1)	(0.5)%
CSG	11.7	10.4	1.3	12.5%
MCG	2.2	3.5	(1.3)	(37.1)%
Eliminations	(0.3)	(0.1)	(0.2)

Total	$35.7	$36.0	$(0.3)	(0.8)%

Without regard to operating segments, the company’s mix of business between government and commercial customers was approximately 35% commercial and 65% government in 2003 and 32% commercial and 68% government in 2002.

The $0.1 million decrease in sales in the GSG was due primarily to a slight decrease in revenue in the KC-135 Programmed Depot Maintenance (“PDM”) program.  During the first quarter of 2003 the GSG delivered five PDM aircraft, two drop-in aircraft, and performed time and material based services under the KC-135 PDM program versus delivering eight PDM, one drop-in aircraft and time and material based services during the same period in 2002.  An increase in average revenue per aircraft delivered, the delivery of an additional drop-in aircraft, and higher time and material service revenues mostly offset the lower volume of PDM aircraft deliveries in the first quarter of 2003 compared to the first quarter of 2002.

The increase in the CSG revenue of $1.3 million was due to increased revenue in commercial Maintenance, Repair, and Overhaul (“MRO”).  During the first quarter of 2003 CSG delivered 36 aircraft versus 22 aircraft delivered during the first quarter of 2002.

Revenue in the MCG decreased $1.3 million in the first quarter of 2003 versus the first quarter of 2002.  Revenue at the Space Vector subsidiary decreased $1.0 million primarily as a result of lower hours incurred on a target program.  Revenue in the Pemco Engineers subsidiary decreased $0.3 million during the quarter primarily due to a drop in orders for replacement parts for cargo handling systems.

The company defines operating income as revenue less cost of sales, less selling, general, and administrative expenses (SG&A).

Cost of sales increased to $28.2 million during the first quarter of 2003 from $27.7 million in the first quarter of 2002.  Overall, the gross profit percentage of the company decreased during this same time period to 20.9% in 2003 from 23.2% in 2002.  The higher cost of sales during the first quarter of 2003 was principally a result of the following:

Cost of Sales at the GSG were higher in the first quarter of 2003 compared with the first quarter of 2002.  These higher costs resulted from a change in the mix of business with more revenue coming from lower profit “over and above” sales.  In addition, some of the PDM aircraft delivered had abnormally high levels of required maintenance resulting in higher costs for those deliveries.  Cost of sales at the CSG increased primarily due to higher training and learning curve costs incurred as the company began work on new types of aircraft.  Costs of sales in MCG were lower as a result of lower revenue during the first quarter of 2003 versus the first quarter of 2002.

SG&A increased from $4.9 million in the first quarter of 2002 to $5.2 million during the first quarter of 2003 primarily as a result of the company implementing an internal audit function, creating a corporate security function, and hiring an executive to manage the Manufacturing & Components Group.

Interest expense was $0.2 million in the first quarter of 2003 versus $0.3 million during the same period in 2002.  The decrease in interest expense is due principally to the reduction in interest rates reflected in the table below offset, partially, by an increase in the average borrowings during the first quarter of 2003 over the first quarter of 2002.

The Table below presents the approximate average interest rates on the company’s interest rate sensitive borrowings for the three months ended March 31, 2003 and 2002.

(In $Millions)

	2003	2002

Revolving Credit Facility	3.78%	5.25%
Term Loan	4.03%	5.75%
Airport Authority Term Loan	1.40%

During the three months ended March 31, 2003 and 2002 the company recorded income taxes at an effective rate of 38%.

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

EBITDA does not represent cash flow from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash needs, and should not be considered an alternative to net income under GAAP for purposes of evaluating the company’s results of operations.

The following is a reconciliation of EBITDA to net income for the three months ended March 31, 2003 and 2002:

(In $Millions)

	2003	2002

Net Income	$1.3	$2.0
Interest	0.2	0.3
Taxes	0.8	1.2
Depreciation & Amortization	0.7	0.8

EBITDA	$3.0	$4.3

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands Except Long Term Debt to Equity)

	March 31, 2003	December 31, 2002	Change

Cash	$2,370	$2,795	$(425)
Working Capital	23,773	23,953	(180)
Revolving credit facility	12,266	10,873	1,393
Long-term debt	7,167	7,311	(144)
Stockholders’ equity	13,058	11,536	1,522
Long-term debt to equity	54.9%	63.4%	(9.6)%

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility.  As a result of unfavorable investment returns related to the Plan in 2001 and 2002 coupled with substantially lower interest rates, the Plan was under-funded by approximately $37.5 million at December 31, 2002. Under ERISA rules, the minimum required contribution in 2003 is approximately $10.3 million.  During the first quarter of 2003, the company made a contribution of $0.8 million to the Plan.  As of the date of this report, the company has made an additional contribution of $1.8 million.

Operating activities provided $0.7 million of cash for the three months ended March 31, 2003.  Cash was used during the three months ended March 31, 2002 to purchase $2.5 million of machinery, equipment, and improvements.

At March 31, 2003 the company had additional borrowing capacity of $7.7 million under its revolving line of credit and $0.3 million under its arrangement with the Dothan-Houston County Airport Authority.

In January 2003 the company began projects to improve its information systems infrastructure.  These projects include an upgrade to its enterprise software at GSG ($0.4 million);  a conversion to the enterprise software ($1.3 million) and upgrades to hardware ($0.3 million) at CSG.  These projects are expected to be completed during 2003.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2003 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles and Equipment	Total

2003	$1,602	$225	$1,827
2004	1,588	185	1,773
2005	1,371	149	1,520
2006	1,275	87	1,362
2007	1,275	11	1,286
Thereafter	15,831	0	15,831
Total minimum future rental commitments	$22,942	$657	$23,599

Repayment Of Long Term Debt

Schedule of long term debt maturing over the next five years at March 31, 2003:

(In Thousands)

2003	$1,110
2004	13,824
2005	1,150
2006	1,140
2007	1,140
Thereafter	1,069

$19,433

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

Notwithstanding the covenants mentioned above that limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could possibly be used to secure additional financing.

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts.  As of March 31, 2003 and 2002, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates.  The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments.  See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.1 million and $0.5 million at March 31, 2003 and 2002, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder.

On April 23, 2002 the company loaned its current President and Chief Executive Officer (CEO) $425,000 under the terms of a Promissory Note.  The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the CEO’s termination of employment with the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company’s significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements located in the Company’s 2002 10-K.  The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements.  As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

The company derives a significant portion of its revenue from contracts accounted for by the percentage -of- completion method, based on units delivered.  The company regularly reviews its progress on these contracts and reviews the estimated costs of fulfilling its obligations.  If the company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage these contracts properly within the planned periods of time or satisfy its obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized.  Any resulting reductions in revenues, margins or contract losses could be material to the company’s results of operations.

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

Inventories

The company regularly estimates the degree of technological obsolescence in its raw materials and finished goods inventories and provides inventory reserves on that basis.  Though the company believes it has adequately provided for any such declines in inventory value to date, any unanticipated change in technology or potential decertification due to failure to meet design specification could significantly affect the value of the company’s inventories and thereby adversely affect gross margins and results of operations.  In addition, an inability of the company to accurately forecast its inventory needs related to its warranty and maintenance obligations could adversely affect gross margin and results of operations. The majority of the company’s inventory, work-in-process, is not subject to technological obsolescence and potential decertification.

Pensions

The company maintains pension plans covering a majority of its employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. For financial reporting purposes, net periodic pension and other postretirement benefit costs (income) are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, assumed annual rate of compensation increase for plan employees, and an annual rate of increase in the per capita costs of covered postretirement healthcare benefits. Each of these assumptions is based upon the company’s judgment, considering all known trends and uncertainties. Actual asset returns for the company pension plans significantly below the company’s assumed rate of return would result in lower net periodic pension income (or higher expense) in future years. Actual annual rates of increase in the per capita costs of covered postretirement healthcare benefits above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

Contingencies

The company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities.  The company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters.  Where necessary, the company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies.  However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at March 31, 2003 and March 31, 2002:

Customer Type	2003	2002

U.S. Government	$98,722	$109,164
Commercial	19,934	16,602

Total	$118,656	$125,766

The reduction in government backlog was related to decreases in both the GSG and the MCG.  The GSG decreased backlog approximately $5.1 million year-over-year due primarily to the KC-135 contract.  Backlog at Space Vector decreased $5.3 million during this same period due to the unit nearing the completion of one of its existing contracts.

Total commercial backlog increased $3.2 million.  Backlog at the CSG increased $4.6 million while backlog at Pemco Engineers, of the MCG, decreased $1.4 million.  The increase in backlog at the CSG is due primarily to inputs of cargo conversion aircraft from one of its major customers.  The decrease in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Overall the mix of backlog shifted towards commercial during the two periods moving from 88.2% government and 11.8% commercial for the three months ended March 31, 2002, to 84.8% government and 15.2% commercial for the three months ended March 31, 2003.

The company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 6 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report contains forward-looking statements.  These forward-looking statements include, but are not limited to, statements about the company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts.  When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the company’s 2002 Annual Report on Form 10-K, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements.  The company cautions readers not to place undue reliance on any forward–looking statements, which speak only as of the date on which they are made.  The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations.  The debt consists of fixed and variable rate debt.  The variable rate debt is related to the company’s revolving line of credit and two term loans as described in Note 5 to the Consolidated Financial Statements and bears interest at LIBOR plus 2.50% or 2.75%, depending on the loan (3.78% and 4.03% at March 31, 2003).  The company also has a variable rate term loan that bears interest at BMA plus 0.36% (1.40% at March 31, 2003).  If LIBOR increased by 1%, net income would have been reduced by approximately $45,000 during the quarter.

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

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 6 to the Consolidated Financial Statements.

Item 6.     Exhibits and Reports on Form 8-K.

Exhibits – None

Reports on Form 8-K.

a. For 8-K dated May 8, 2003, and filed May 8, 2003 – Press release First Quarter Results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: May 7, 2003	By:	/s/ RONALD A. ARAMINI

Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2003	By:	/s/ JOHN R. LEE

John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

-S1-

CERTIFICATIONS

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

Dated: May 7, 2003	By:	/s/ RONALD A. ARAMINI

President and Chief Executive Officer

I, John R. Lee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pemco Aviation Group, Inc.;

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

Dated: May 7, 2003	By:	/s/ JOHN R. LEE

Sr. Vice President and Chief Financial Officer