Form 10-K/A
period 2002-12-31
PEMCO AVIATION GROUP INC
filed 2003-07-08
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2002

PEMCO AVIATION GROUP, INC.

i

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed on March 12, 2003.

For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the entire Form 10-K. This Amendment No. 1 has not been updated to reflect any events that occurred after the day of the original filing of the Form 10-K.

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

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years:

Products and Services Rendered	2002	2001	2000
Aircraft Maintenance and Modification	93%	91%	90%

Space Vehicles and Support Systems	4%	4%	4%

Pemco Engineers	3%	5%	6%

Total	100%	100%	100%

Export Sales—Principally Europe	3%	2%	2%

Major Customers

The following table presents the percentages of total sales for the company’s largest customers for the last three fiscal years:

Customer	2002	2001	2000
U.S. Government—principally the Air Force, Army, Navy, and NASA	67%	67%	75%

Northwest Airlines	25%	18%	5%

Emery Worldwide	0%	0%	9%

F.	BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at December 31, 2002 and 2001:

Customer Type	2002	2001
U.S. Government	$93,683	$86,446

Commercial	12,740	16,257

Total	$106,423	$102,703

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

The company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. There are a large number of suppliers for these materials and they are readily available on the open market. The company has not entered into any long-term contracts with its suppliers of raw materials. Except as noted below with respect to Government Furnished Material (“GFM”), the company experienced no significant shortages of raw material essential to its business during 2002 and does not anticipate any shortages of critical commodities in the near future.

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

The STCs and PMAs are perpetual, unless the company makes a decision to surrender them to the FAA.

I.	ENVIRONMENTAL COMPLIANCE

In December 1997, the company received an inspection report from the Environmental Protection Agency (EPA) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999, the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. The Birmingham facility received EPA approval in January 2003 of the “Phase II Site Characterization Plan” and the initial work, installation of wells, has begun. Cost for the Phase II Site Characterization Plan is expected to be approximately $240,000, all of which should be incurred in 2003. Until the Phase II plan is complete, the company will not know if any additional costs for environmental compliance will occur.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s future results of operations, financial condition or liquidity of the company.

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

Consolidated operating data for the company is as follows (in thousands of dollars, except per share data):

	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98
Net Sales	$162,863	$165,460	$161,664	$169,273	$141,770

Income from Operations	14,272	16,109	10,503	6,767	9,331

Net Income	8,841	14,862	9,449	6,177	10,054

Net Income per common share—diluted	$2.02	$3.50	$2.23	$1.52	$2.53

The following charges, or reversals of charges, are included in the consolidated operating data for the company and had an impact on year-to-year comparability of results. With the exception of the reversals of the deferred tax valuation allowance, all charges or reversals of charges are pre-tax:

•	The company maintains a valuation allowance for its deferred tax assets unless realization is considered more likely than not. In 1997 the company fully reserved its deferred tax assets due to the going concern opinion issued by its external auditors. Due to the one year option extensions of its major contract, which accounted for approximately 60% of its annual revenues, the company reversed this reserve partially each year upon the annual exercise of the option or upon an increase in aircraft for an option year at which time it could reasonably determine that utilization of the deferred tax assets was more likely than not. Reversal of the deferred tax valuation allowance had the effect of increasing Net Income in the years ended December 31, 1998, 1999, 2000, and 2001 by $1.7 million, $3.0 million, $1.9 million, and $5.3 million, respectively.

•	The company recorded charges in the years ended December 31, 1998, 1999 and 2001 for losses on long-term contracts of $0.9 million, $0.3 million and $0.3 million, respectively. The company recorded a gain on long-term contracts of $0.4 million in the year ended December 31, 2000.

•	During the year ended December 31, 1999 the company recorded charges of $1.6 million relating to its former CEO/President’s employment agreement and $0.4 million for relocation of the company’s headquarters from Denver, Colorado to Birmingham, Alabama. The company also recorded $5.0 million of charges for potential litigation settlements, $1.3 million in charges relating to scaling back its Pemco Nacelles operation, and a charge of $1.6 million to reflect disputes with several customers over the payment of invoices. During the year ended December 31, 2000 the company was able to collect some of the $1.6 million in disputes on invoices and recorded a benefit of $0.9 million.

•	The company recorded charges for inventory obsolescence during the years ended December 31, 1999, 2000, 2001, and 2002 of $1.1 million, $0.3 million, $0.7 million, and $0.4 million respectively.

•	The company originated a new bank loan in the year ended December 31, 2002, which necessitated taking a charge for un-amortized origination fees of $0.2 million.

•	During the period ended December 31, 2000 the company recorded a charge of $0.7 million related to its leasehold improvements at its Clearwater, Florida facility upon its decision to relocate its remaining Florida based operations to Dothan, Alabama.

Consolidated balance sheet data for the company is as follows (in thousands of dollars):

	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99	Year Ended 12/31/98
Working Capital	$23,953	$8,138	$(4,455)	$(7,618)	$3,286

Total Assets	95,268	78,385	60,129	57,403	49,469

Long Term Debt	17,081	3,994	4,199	4,168	21,824

Other Long Term Liabilities	27,059	13,977	2,641	3,023	3,063

Stockholders’ Equity (deficit)	11,536	19,349	9,927	138	(6,040)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein as Item 8.

Twelve months ended December 31, 2002

Versus twelve months ended December 31, 2001

The table below presents major highlights from the years ended December 31, 2002 and 2001.

(In $Millions)

	2002	2001	Change
Revenue	$162.9	$165.5	(1.6)%
Operating income	14.3	16.1	(11.2)%
Income before taxes	14.3	14.8	(3.4)%
Net income	8.8	14.9	(40.9)%
EBITDA	19.3	19.6	(1.5)%

The Table below presents the highlights in Revenue by Operating Segment from the years ended December 31, 2002 and 2001.

(In $Millions)

	2002	2001	Change	% Change
GSG	$102.2	$104.4	$(2.2)	(2.1)
CSG	48.7	46.7	2.0	4.3
MCG	12.1	14.6	(2.5)	(17.1)
Eliminations	(0.1)	(0.2)	0.1
Total	$162.9	$165.5	$(2.6)	(1.6)

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

Revenue in the Manufacturing & Components Group decreased $2.7 million in 2001. Sales at the Space Vector division decreased $0.5 million as a result of lower revenues during the first five months of the year due to a lack of contract revenues. Revenue in the Pemco Engineers division decreased $2.0 million during the year primarily due to a drop in orders for replacement parts for cargo handling systems combined with a decrease in orders for new cargo handling systems

The company defines operating income, as shown in the Highlights Table at the beginning of this 2001 versus 2000 discussion, as revenue less cost of sales, less selling, general, and administrative expenses.

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

(In $Thousands, Except Long Term Debt to Equity)

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

Between December 31, 2001 and December 31, 2002 the company’s U.S. Government billed accounts receivable increased by approximately $10.5 million. This increase is primarily attribuitable to the shift in work on the KC-135 PDM contract from us being a prime contractor with the U.S. Air Force, who paid on average in 15 days, to being a sub-contractor with a prime who pays in approximately 35 days. The Unbilled Accounts Receivable for this period was affected in a similar manner by this shift.

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

The timing of aircraft sales has a significant impact on the revenue of the company during any given time period. During the third quarter of 2002, the company sold 6 KC-135 aircraft. During the fourth quarter of 2002, the company sold 13 KC-135 aircraft. This larger number of aircraft sold accounts for the large increase in revenue in the fourth quarter of 2002 compared to the third quarter of 2002.

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
February 26, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE COMPANY IS UNABLE TO OBTAIN A REISSUE REPORT OR CONSENT TO INCORPORATION BY REFERENCE OF ARTHUR ANDERSEN LLP’S REPORT FROM ARTHUR ANDERSEN LLP BECAUSE ARTHUR ANDERSEN LLP HAS CEASED OPERATIONS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pemco Aviation Group, Inc.

We have audited the accompanying consolidated balance sheets of PEMCO AVIATION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - continued

December 31, 2002 and 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, except common share information)

	2002	2001
Current liabilities:
Revolving credit facility (see Note 5)	$0	$11,591
Current portion of long-term debt	1,103	2,244
Current portion of pension liability	10,341	1,590
Accounts payable	1,549	1,578
Accounts payable—accrued	2,709	1,649
Accrued health and dental	1,243	2,175
Accrued liabilities—payroll related	7,816	8,608
Accrued liabilities—other	5,949	9,416
Customer deposits in excess of cost	8,882	2,214

Total current liabilities	39,592	41,065

Long-term debt (see Note 5)	17,081	3,994
Long-term pension benefit liability	25,341	11,933
Other long-term liabilities	1,718	2,044

Total liabilities	83,732	59,036

Commitments and contingencies (see Notes 5 and 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,379,494 and 4,043,273 issued at December 31, 2002 and 2001, respectively	1	1
Additional paid-in capital	9,684	5,223
Retained earnings	28,520	19,679
Treasury stock, at cost—348,899 and 7,500 shares at December 31, 2002 and December 31, 2001, respectively	(6,788)	(98)
Accumulated other comprehensive loss	(19,881)	(5,456)

Total stockholders’ equity	11,536	19,349

Total liabilities and stockholders’ equity	$95,268	$78,385

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

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

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

Business—Pemco Aviation Group, Inc. (the “company”) is a diversified aerospace and defense company composed of three operating groups: Government Services Group (“GSG”), Commercial Services Group (“CSG”), and Manufacturing and Components Group (“MCG”).

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

Principles of Consolidation—The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates which may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the company’s contracts, recognition of losses associated with pending litigation and realization of certain assets, including deferred tax assets. Actual results could differ from those estimates.

Cash & Cash Equivalents—Cash equivalents are generally composed of highly liquid instruments with maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the company’s consolidated balance sheets approximates fair value.

Inventories—Materials and supplies are stated at the lower of average cost or market. Work-in-process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less progress payments, amounts in excess of estimated realizable value, and amounts charged to cost of goods sold on units delivered or progress completed. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government fixed price contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to contracts having production cycles longer than one year.

Machinery, Equipment, and Improvements—Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Included in leasehold improvements at December 31, 2002, 2001, and 2000, respectively, is $493,000, $417,000 and $229,000 of capitalized interest. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

Classification	Useful Life In Years
Machinery and equipment	3 - 12
Leasehold improvements	5 - 20

Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations.

Long-Lived Assets—The company continually evaluates whether events and circumstances have occurred that indicate that the remaining balance of long-lived assets and certain identifiable intangibles to be held and used in operations of the company may be impaired and not be recoverable. In performing this evaluation, the company uses an estimate of the related cash flows expected to result from the use of the asset and its eventual disposition. When this evaluation indicates the asset has been impaired, the company will measure such impairment based upon the asset’s fair value and the amount of impairment will be charged to earnings.

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

Intangible Assets—The company amortizes intangible assets over their estimated lives. The company’s intangible assets consist primarily of STCs at Pemco Engineers, capitalized loan origination fees, and an intangible pension asset related to the company’s un-funded pension liability (see Note 9). The STCs had a remaining book value of less than $0.1 million at December 31, 2002 and a remaining life of approximately 18 months. The loan origination fees had a balance of approximately $0.3 million at December 31, 2002 and will begin amortization in January 2003 with 20% of the fee amortizing over the five-year life of the term loan and 80% of the amount amortizing over the two-year life of the revolving credit facility. There is no direct amortization of the intangible pension asset.

Income Taxes—Federal and state income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes

Reserve for Warranty Expenses—The company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management’s best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2002 and 2001. Periodic adjustments to the reserve will be made as events occur that indicate changes are necessary.

Pensions—The company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plans are generally based on age at retirement, average annual compensation during the last 5 years of employment, and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

Customer Deposits in Excess of Cost—In the normal course of its business the company may receive payments from customers in excess of costs that it has expended on contracts.

These payments are generally associated with milestone payments, work-in-process or deposits to hold production slots. To the extent that the company has deposits in excess of expended cost on a contract, the amount in excess of cost is reflected as a liability.

Stock Options—The company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with the SFAS No. 123 “Accounting for Stock Based Compensation”. (see Note 8.)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In Thousands Except Per Share Information)

	2002	2001	2000
Net income—as reported	$8,841	$14,862	$9,449

Additional Expense	1,316	808	637

Net income—pro forma	$7,525	$14,054	$8,812

Net income per share, basic—as reported	$2.24	$3.69	$2.36

Net income per share, diluted—as reported	$2.02	$3.50	$2.23

Net income per share, basic—pro forma	$1.91	$3.49	$2.21

Net income per share, diluted—pro forma	$1.72	$3.31	$2.09

Revenue Recognition—The company recognizes revenue on aircraft principally under the percentage-of-completion method of accounting using an output measure of progress, units of delivery for the basic scope of work on the PDM contracts, and an input measure by which the extent of progress is measured by the ratio of cost incurred to date to the estimated total cost of the contract (cost to cost), where the units of delivery method is not appropriate. The company recognizes revenue based on the delivery method for aircraft maintenance and cargo conversions at its CSG. Provision is made to recognize estimated losses in the period in which management determines that the estimated total contract costs will exceed the estimated total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated.

Comprehensive Income—Comprehensive income for the company consists primarily of net income and the after-tax impact of additional minimum pension liabilities. Income taxes related to components of other comprehensive income are generally recorded based on an effective tax rate of 38 percent.

Earnings Per Share—Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings (loss) per share. In accordance with SFAS No. 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if the company records earnings from continuing operations (i.e., before discontinued operations, extraordinary items and cumulative effects of changes in accounting), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Reclassifications—Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Treasury Stock—Treasury stock is accounted for by the cost method. Treasury stock activity is presented in the consolidated statements of stockholder’s equity.

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

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of December 31, 2002 and 2001 consist of the following:

(In Thousands)

	2002	2001
U.S. Government:
Amounts billed	$13,419	$2,926
Recoverable costs and accrued profit on progress completed—not billed	5,917	3,064
Commercial Customers:
Amounts billed	8,457	8,964
Recoverable costs and accrued profit on progress completed—not billed	2,715	3,789

	30,193	18,743
Less allowance for doubtful accounts	(346)	(262)

Accounts receivable, net	$30,162	$18,481

Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 2002 and 2001.

The company has included approximately $297 Thousand in Unbilled Receivables pertaining to a claim for an outstanding Request for Equitable Adjustment (“REA”) on its H-3 Helicopter contract with the United States Navy. While the company anticipates that this amount is collectible within one year, it has had difficulty in getting the Navy to act upon the claim in a timely manner.

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

Raw Material and Finished Goods inventories related to the modification and maintenance of aircraft are subject to technological obsolescence and potential decertification due to failure to meet design specifications. These inventories, which amounted to $6.8 million and $7.2 million at December 31, 2002 and 2001, were reserved in the amounts of $2.8 million and $2.7 million at December 31, 2002 and 2001, respectively. During 2002, the company disposed of $0.3 million of fully reserved inventories. Future technological changes could render some additional inventories obsolete. No estimate can be made of the loss that would occur should current design specifications change.

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

For tax purposes, on net maintenance and service costs, the company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. Also the company accrues progress payments billed to customers as income when incurred. This tax accounting differs from the GAAP accounting for these items creating a temporary difference. The accumulated temporary differences for these items at December 31, 2002 and 2001 are $17.7 million and $16.8 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $6.8 million and $6.7 million for December 31, 2002 and 2001, respectively.

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

A reconciliation from income tax expense at the US federal statutory rate of 35% to the company’s income tax expense from continuing operations is as follows:

	2002	2001	2000
Income tax expense at federal statutory rate	$4,991	$5,168	2,614
State income tax expense, net of federal tax benefit	35	(197)	(468)
Reduction in valuation allowance	0	(5,940)	(3,720)
Other, net	392	872	(188)

Income tax expense	$5,418	$(97)	$(1,762)

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

The following table summarizes information about stock options outstanding at December 31, 2002:

(In Thousands, Except Per Share Amounts)

Range of Exercise Prices	Number of Outstanding Options 12/31/02	Weighted Average Remaining Life	Weighted Average Exercise Price
$ 2.85 - $ 6.63	28	4.77	$4.22
$ 8.72 - $ 9.75	215	7.09	9.14
$ 10.13 - $ 13.24	228	8.04	11.05
$ 16.49 - $ 18.50	228	9.18	16.73

	699	7.94	$12.04

(In Thousands, Except Per Share Amounts)

Range of Exercise Prices	Number of Exercisable Options at 12/31/02	Weighted Average Exercise Price
$ 2.85 - $ 6.63	28	$4.22
$ 8.72 - $ 9.75	137	9.15
$ 10.13 - $ 13.24	183	11.17
$ 16.49 - $ 18.50	119	16.65

	467	$11.56

9.	EMPLOYEE BENEFIT PLANS

Pension—The company has a defined benefit pension plan (the “Plan”) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for nonunion employees are based on salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal law and regulations concerning pensions. No contributions were made in 2000. During 2001 and 2002 the company contributed $3.0 million and $1.6 million, respectively, to the Plan. Plan assets consist primarily of stocks, bonds, and cash equivalents. The Plan does not own any shares of the company’s stock.

As a result of the unfavorable investment return of the Plan in 2002 and an increase in actuarial liability resulting from lower interest rates, the Pension Benefit Obligation (“PBO”) of the Plan, $110.9 million, exceeds the fair value of Plan assets. In the fourth quarter of 2002, the company recognized a liability equal to the additional un-funded PBO, $22.1 million with a corresponding adjustment to comprehensive income that reduced Stockholders’ equity, net of tax by $14.4 million. The company will recognize the actuarial losses over a five-year period in accordance with SFAS 87. Under ERISA rules, the minimum required contribution in 2003 is approximately $10.3 million. At December 31, 2002 the Plan was under-funded by approximately $37.5 million.

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

The $34.5 million unrecognized actuarial loss represents the cumulative value of plan asset and liability gains and losses. Of this amount, approximately $24.0 is attributable to asset gains and losses not yet recognized in the market related value of plan assets which pursuant to Paragraph 31 of SFAS No. 87, is not subject to the minimum amortization requirements of Paragraphs 32 and 33 of SFAS No. 87. The remaining unrecognized actuarial loss of $10.5 million does not exceed 10% of the greater of the plan’s Projected Benefit Obligation or the plan’s asset value at December 31, 2002, and therefore will not be amortized in fiscal 2003. Should the unrecognized actuarial gains and losses exceed 10% of the greater of the plan’s Projected Benefit Obligation or the plan’s asset value, the excess will be amortized in accordance with Paragraphs 32 and 33 of SFAS No. 87.

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

The accrued postretirement costs recognized included in accrued liabilities—other in the accompanying Consolidated Balance Sheets were as follows: (In Thousands)

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

Self-Insurance—The company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers’ compensation, and a life insurance program for a limited number of individuals not provided coverage by the company’s life insurance carrier due to transition issues. Losses and claims are accrued as incurred.

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

Defined Contribution Plan—The company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and company matching contributions are discretionary. A matching contribution of $7,084 and $10,263 was made in 2002 and 2001, respectively. The company made no matching contributions during 2000. Employees are always 100 percent vested in their contributions.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases—The company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from five months to thirty-one years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various leasing arrangements.

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

Insurance Claim—In January 2002, a contractor at the company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent hangar also suffered some damage. The company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft on the facility. As of the date of this report, the company has recorded a receivable of approximately $0.4 million due from its insurance company as a result of the fire. This amount represents money for items approved for reimbursement by the insurance company that the company has expended as a result of the fire in excess of advances received to date. The company currently has claims in excess of this amount and has no reason to believe that it will incur a loss as a result of the fire.

United States Government Contracts—The company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government’s audits, reviews, and investigations would not have a materially adverse effect on the company’s consolidated results of operations, financial position, or cash flows.

KC-135 Contract—In August 1994, the U.S. Air Force awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company is currently completing work on aircraft inducted for PDM under this contract. On December 12, 2001, the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company’s involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million over the course of the agreement if all options are exercised.

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

The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company’s future operations, financial condition or liquidity.

Environmental Compliance—In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the Agency’s response to the 1999 samples. The Birmingham facility received EPA approval in January 2003 of the “Phase II Site Characterization Plan” and the initial work, installation of wells, has begun. Cost for the Phase II Site Characterization Plan is expected to be approximately $240,000, all of which should be incurred in 2003. Until the Phase II plan is complete, the company will not know if any additional costs for environmental compliance will occur.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s future results of operations, financial condition or liquidity of the company.

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

During the fourth quarter of 2002 the company completed a comprehensive review of its reserve for inventory obsolescence. The results of the review resulted in the company increasing the reserve by $0.4 million. On December 16, 2002 the company entered into a credit facility with a new lender, as disclosed in the Significant Developments section of this report. The company wrote off the remaining un-amortized origination fees, $0.2 million, relating to its previous credit facility during the fourth quarter.

During the fourth quarter of 2001, the company recorded a benefit of approximately $5.0 million to reduce its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheets represent the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability. During 1997 the company fully reserved its net operating loss carryforwards due to the Going Concern opinion issued by its external auditors. The major driver of the company’s earnings during the past six years has been the KC-135 contract that has accounted for approximately 62% of its revenue. This contract was signed in 1994 with a base contract year and six options years. The non-exercise of an option under this contract would have had a very detrimental effect on the company, as the company has disclosed in its filings over the past years. Starting in the fourth quarter of 1998, the company made it a practice to review the valuation allowance for its deferred taxes upon the exercise of the option, which normally occurred during the fourth quarter of each year. The company also reviewed the valuation allowance during the course of the year if it was notified that it would receive aircraft in excess of the option exercised for that year. In December of 2001 the company entered into a new sub-contract for KC-135 work with

Boeing Aerospace Support Center.

In the fourth quarter of 2000, the company recorded a benefit of $0.9 million to reduce its valuation allowance for deferred taxes. See the paragraph immediately above for a detailed explanation of the company’s approach to reviewing its valuation allowance for deferred taxes. The amount of net deferred tax assets reflected on the balance sheets represents the portion of total deferred taxes for which management considers it is more likely than not that realization will occur through future profitability. In addition, the company made the decision to relocate its parts distribution operation from Clearwater, Florida to Dothan, Alabama during the fourth quarter. The company accordingly recorded a one-time charge of $0.7 million during the fourth quarter of 2000 relating to leasehold improvements at its Clearwater, Florida facility.

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

Due to the losses incurred by the CSG over the past three years the company tested the recoverability of the group’s long-lived assets during 2002 under the requirements of SFAS 144. The test concluded that the assets were not impaired and that the CSG would generate positive net cash flows in future years. The major assumptions in the test included reductions in engineering expenses associated with responding to Airworthiness Directives from the FAA on Cargo Conversion STCs and an increase in Cargo Conversion revenue as a result of responding to these Airworthiness Directives.

Due to the long-term nature of much of the company’s business, the Depreciation & Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process.

The following Table reconciles the effect of this capitalization of costs.

(In Thousands)

	2002	2001	2000
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$4,572	$3,306	$3,327
Net Depreciation and Amortization (Capitalized into) or removed from Work-in-Process	(1,022)	197	(213)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft or Services during	$3,550	$3,503	$3,114

Certain amounts in the information on segment profit or loss for the years 2001 and 2000 have been reclassified to conform to the 2002 presentation.

The following table presents information about 2002 segment profit or loss:

(In Thousands)

	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$102,220	$44,070	$11,507	$157,797
Revenues from external foreign customers	0	4,590	476	5,066
Inter-segment revenues	11	0	110	121

Total segment revenues	102,231	48,660	12,093	162,984
Elimination				(121)

Total Revenue				$162,863

Gross profit	$31,671	$3,101	$1,016	$35,788
Segment operating income (loss)	17,868	(3,170)	(426)	14,272
Interest expense				1,493
Litigation, net				(1,480)
Income taxes				5,418

Net income				$8,841

Assets	$57,407	$30,637	$7,224	$95,268
Depreciation/amortization	2,441	805	304	3,550
Capital Additions	2,705	4,486	115	7,306

The following table presents information about 2001 segment profit or loss:

(In Thousands)

	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$104,185	$43,787	$13,452	$161,424
Revenues from external foreign customers	0	2,865	1,171	4,036
Inter-segment revenues	198	0	4	202

Total segment revenues	104,383	46,652	14,627	165,662
Elimination				(202)

Total Revenue				$165,460

Gross profit	$32,064	$2,816	$1,653	$36,533
Segment operating income (loss)	17,472	(1,894)	531	16,109
Interest expense				1,344
Income taxes				(97)

Net income				$14,862

Assets	$45,218	$22,219	$10,948	$78,385
Depreciation/amortization	2,492	636	375	3,503
Capital Additions	3,848	1,743	101	5,692

The following table presents information about 2000 segment profit or loss:

(In Thousands)

	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$103,360	$38,750	$16,133	$158,243
Revenues from external foreign customers	0	2,360	1,061	3,421
Inter-segment revenues	752	0	96	848

Total segment revenues	104,112	41,110	17,290	162,512
Elimination				(848)

Total Revenue				$161,664

Gross profit	$25,879	$2,505	$2,402	$30,786
Segment operating income (loss)	16,642	(3,392)	(2,747)	10,503
Interest expense				2,816
Income taxes				(1,762)

Net income				$9,449

Assets	$37,092	$13,577	$9,460	$60,129
Depreciation/amortization	2,259	448	407	3,114
Capital Additions	7,589	2,700	434	10,723

SUPPLEMENTARY INFORMATION

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE COMPANY IS UNABLE TO OBTAIN A REISSUE REPORT OR CONSENT TO INCORPORATION BY REFERENCE OF ARTHUR ANDERSEN LLP’S REPORT FROM ARTHUR ANDERSEN LLP BECAUSE ARTHUR ANDERSEN LLP HAS CEASED OPERATIONS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To Pemco Aviation Group, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated March 1, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the accompanying index, included in item 8 of the 10-K document, is the responsibility of the company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

PEMCO AVIATION GROUP, INC.

Dated: 7/8/03	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President (Principal Executive Officer)

Dated: 7/8/03	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

S-1

I, Ronald A. Aramini, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Pemco Aviation Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003	By:	/s/ Ronald A. Aramini
President and Chief Executive Officer

C-1

I, John R. Lee, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of Pemco Aviation Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003	By:	/s/ John R. Lee
Sr. Vice President and Chief Financial Officer

C-2

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Pemco Aviation Group, Inc	(3)

3.2	Bylaws of Pemco Aviation Group, Inc	(3)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc. which define the rights of Securities Holders	(3)

10.1	Amended Executive Employment Agreement between the company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994	(1)

10.2	Amendment to Executive Employment Agreement between the company and Matthew L. Gold effective September 7, 1999	(2)

10.3	Consulting Agreement between the company and Matthew L. Gold effective December 11, 2002	(7)

10.4	Executive Employment Agreement between the company and Ronald A. Aramini effective January 1, 2000	(2)

10.5	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc and Pemco Aviation Group, Inc	(3)

10.6	Credit and Security Agreement dated December 16, 2002 between Pemco Aviation Group, Inc. and SouthTrust Bank	(7)

10.7	Loan Agreement dated November 26, 2002 between Pemco Aviation Group, Inc. and Dothan-Houston County Airport Authority	(7)

10.8	Non-Qualified Stock Option Plan dated June 1, 1999 as amended and restated May 17, 2001	(5)

10.9	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company and Pemco Aeroplex, Inc	(6)

10.10	Letter of Credit Agreement dated November 26, 2002 between Pemco Aviation Group, Inc. and SouthTrust Bank	(7)

21	Subsidiaries of the company	(7)

23	Consent of Ernst & Young LLP	(*)

E-1

99.1	Certification of Chief Executive Officer and Chief Financial Officer, dated July 8, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(*)

*	Filed Herewith

(1)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

(2)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.

(3)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

(4)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

(5)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.

(6)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.

(7)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated by reference herein.

E-2