Form 10-Q
period 2003-06-30
PEMCO AVIATION GROUP INC
filed 2003-08-13
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.0001 par value	Outstanding at August 12, 2003 4,047,500

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
(In thousands)

	June 30, 2003 Unaudited	December 31, 2002

Current assets:
Cash	$162	$2,795
Accounts receivable, net	37,101	30,162
Inventories, net	23,216	16,292
Deferred income taxes	10,660	13,092
Prepaid expenses and other	1,501	1,204

Total current assets	72,640	63,545

Machinery, equipment and improvements at cost:
Machinery and equipment	30,312	28,193
Leasehold improvements	26,637	22,426
Construction in process	1,767	4,214

	58,716	54,833
Less accumulated depreciation and amortization	(31,981)	(30,193)

Net machinery, equipment, and improvements	26,735	24,640

Other non-current assets:
Deposits and other	1,152	933
Related party receivable	450	425
Intangible pension asset	5,410	5,410
Intangible assets, net	294	315

	7,306	7,083

Total assets	$106,681	$95,268

The accompanying notes are an integral part
of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except common share information)

	June 30, 2003 Unaudited	December 31, 2002

Current liabilities:
Current portion of long-term debt	$1,114	$1,103
Current portion of pension liability	9,259	10,341
Accounts payable	7,141	4,258
Accrued health and dental	1,911	1,243
Accrued liabilities – payroll related	8,561	7,816
Accrued liabilities – other	3,958	5,949
Customer deposits in excess of cost	12,787	8,882

Total current liabilities	44,731	39,592

Long-term debt	19,543	17,081
Long-term pension benefit liability	24,701	25,341
Other long-term liabilities	1,934	1,718

Total liabilities	90,909	83,732

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,044,050 and 4,030,595 outstanding at June 30, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	9,953	9,684
Retained earnings	32,623	28,520
Treasury stock, at cost – 354,856 and 348,899 shares at June 30, 2003 and December 31, 2002, respectively	(6,924)	(6,788)
Accumulated other comprehensive loss	(19,881)	(19,881)

Total stockholders’ equity	15,772	11,536

Total liabilities and stockholders’ equity	$106,681	$95,268

The accompanying notes are an integral part
of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income per common share information)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002

Net sales	$48,681	$41,922
Cost of sales	36,430	32,692

Gross profit	12,251	9,230
Selling, general, and administrative expenses	7,456	5,678

Income from operations	4,795	3,552
Interest	230	230
Litigation, net	0	(1,480)

Income before income taxes	4,565	4,802
Income tax expense	1,735	1,825

Net income	$2,830	$2,977

Net income per common share:
Basic	$0.70	$0.73
Diluted	$0.65	$0.64
Weighted average common shares outstanding:
Basic	4,043	4,083
Diluted	4,377	4,626

The accompanying notes are an integral part of these
consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except net income per common share information)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Net sales	$84,350	$77,967
Cost of sales	64,657	60,379

Gross profit	19,693	17,588
Selling, general, and administrative expenses	12,626	10,573

Income from operations	7,067	7,015
Interest	449	535
Litigation, net	0	(1,480)

Income before income taxes	6,618	7,960
Income tax expense	2,515	3,025

Net income	$4,103	$4,935

Net income per common share:
Basic	$1.02	$1.21
Diluted	$0.94	$1.09
Weighted average common shares outstanding:
Basic	4,040	4,075
Diluted	4,381	4,531

The accompanying notes are an integral part of these
consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Cash flows from operating activities:
Net income	$4,103	$4,935

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,788	2,311
Provision for deferred income taxes	2,515	3,025
Funding in excess of pension cost	(1,722)	746
Amortization of intangible asset	21	93
Changes in assets and liabilities:
Related party receivable	(25)	(425)
Accounts receivable, net	(6,939)	(10,042)
Inventories	(6,925)	5,683
Prepaid expenses and other	(298)	(909)
Deposits and other	(219)	(600)
Accounts payable and accrued liabilities	6,424	6,104

Total adjustments	(5,380)	5,986

Net cash provided by operating activities	(1,277)	10,921

Cash flows from investing activities:
Capital expenditures	(3,883)	(4,318)

Net cash used in investing activities	(3,883)	(4,318)

Cash flows from financing activities:
Proceeds from exercise of stock options	188	615
Purchase of treasury stock	(136)	(6,691)
Net change under revolving credit facility	2,714	(205)
Borrowings under long-term debt	0	613
Principal payments under long-term debt	(239)	(1,141)

Net cash used in financing activities	2,527	(6,809)

Net decrease in cash	(2,633)	(206)
Cash, beginning of period	2,795	927

Cash, end of period	$162	$721

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$386	$451

The accompanying notes are an integral part
of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Quarters Ended
June 30, 2003 and 2002

1.  CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K/A.

2.  STOCK OPTIONS

The company uses the intrinsic value method for stock option grants to individuals defined as employees under which no compensation is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation”.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation.

(In thousands except per share information)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Net Income – as reported	$2,830	$2,977	$4,103	$4,935
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(182)	(148)	(1,158)	(1,012)

Net income – pro forma	$2,648	$2,829	$2,945	$3,923

Net income per share, basic – as reported	$0.70	$0.73	$1.02	$1.21

Net income per share, diluted – as reported	$0.65	$0.64	$0.94	$1.09

Net income per share, basic – pro forma	$0.65	$0.69	$0.73	$0.96

Net income per share, diluted – pro forma	$0.60	$0.61	$0.67	$0.87

3.  INVENTORIES

Inventories as of June 30, 2003 and December 31, 2002 consist of the following:

(In thousands)

	June 30, 2003	December 31, 2002

Work in process	$33,486	$26,181
Finished goods	2,441	1,228
Raw materials and supplies	4,005	2,727

Total	39,932	30,136
Less progress payments and customer deposits	(16,716)	(13,844)

	$23,216	$16,292

A portion of the above inventory balances relates to a sub-contract with Boeing for KC-135 aircraft. The company receives customer deposits from Boeing based on milestones in the maintenance process.

4.  CLAIMS

The company as a U.S. Government contractor, utilizes the U.S. Government’s Request for Equitable Adjustment (REA) process as provided by the Federal Acquisition Regulation when it seeks to recover costs from the Government due to Government caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. The company recognizes revenue on these claims if: (1) there is a legal basis for the claim, (2) the additional costs are caused by circumstances that were unforeseen at the contract date, (3) the costs associated with the claim are identifiable or otherwise determinable in view of the work performed, and (4) the evidence supporting the claim is objective and verifiable. The amount of revenue recognized is management’s most reliable estimate of the amount it will be able to realize based upon the claim. During the second quarter of 2003, the company recognized $1.4 million of revenue associated with claims pertaining to two of its contracts with the U.S. Government.

5.  NET INCOME PER SHARE

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

The following table represents the net income per share calculations for the three-month and six-month periods ended June 30, 2003 and 2002:

(All numbers in thousands, except income per share)

	Three Months Ended June 30 2003	Three Months Ended June 30 2002	Six Months Ended June 30 2003	Six Months Ended June 30 2002

Net income	$2,830	$2,977	$4,103	$4,935
Weighted average shares	4,043	4,083	4,040	4,075
Basic net income per share	$0.70	$0.73	$1.02	$1.21
Dilutive securities: options	334	543	341	456
Diluted weighted average shares	4,377	4,626	4,381	4,531
Diluted net income per share	$0.65	$0.64	$0.94	$1.09

Options to purchase approximately 217,000 and 0 shares of common stock related to June 30, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

6.  DEBT

Debt as of June 30, 2003 and December 31, 2002 consists of the following:

(In thousands)

	June 30, 2003	December 31, 2002

Revolving credit facility; interest at LIBOR plus 2.75% (3.86% at June 30, 2003)	$13,587	$10,873
Bank Term Loan; interest at LIBOR plus 3.00% (4.11% at June 30, 2003)	4,500	5,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (4.11% at June 30, 2003)	0	0
Airport Authority Term Loan; interest at BMA plus 0.36% (1.23% at June 30, 2003)	2,419	2,105
Capital Lease Obligations; interest from 9.07% to 10.00%, collateralized by security interest in certain equipment	151	206

Total long-term debt	20,657	18,184

Less portion reflected as current	(1,114)	(1,103)

Long term-debt, net of current portion	$19,543	$17,081

The company maintains a $20.0 million revolving credit facility, three term loans and a letter of credit in support of one of these term loans.

The revolving credit facility has a 2-year term that began on December 16, 2002. The Bank Term Loan has a term of 5 years that also began on December 16, 2002. The Treasury Stock Term Loan began on May 22, 2003 and has a term of 55 months. The Airport Authority Term Loan was originated on November 26, 2002 and has a term of 15 years. The letter of credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories. The company had borrowings of $13.6 million outstanding under the revolving credit facility at June 30, 2003. Remaining borrowing capacity available under the facility at June 30, 2003, based upon the calculation that defines the borrowing base, totaled $6.4 million. All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

The amount outstanding under the Bank Term Loan at June 30, 2003 was $4.5 million and is being repaid in 60 monthly installments of $83,333 plus interest that commenced on January 31, 2003. The Treasury Stock Term Loan did not have an outstanding balance at June 30, 2003. The loan will be repaid, if drawn, in equal monthly installments over 43 months commencing on May 22, 2004. The amount outstanding under the Airport Authority Term Loan at June 30, 2003 was $2.4 million and is expected to increase to $2.5 million. The Airport Authority Term Loan will be repaid over 14 annual installments of $178,000, assuming the entire $2.5 million available is drawn, commencing on September 30, 2004.

Schedule of debt maturing over the next five years at December 31:

(In thousands)

2003	$1,114
2004	14,765
2005	1,150
2006	1,140
2007	1,140
Thereafter	1,348

$20,657

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

7.  STOCKHOLDERS’ EQUITY

Holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for 1,000 shares of the company’s common stock during the three months ended June 30, 2003. The company recorded both the exercise price and a tax benefit totaling approximately $8 thousand to Additional Paid In Capital during the second quarter of 2003. During the six months ended June 30, 2003 holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for approximately 17,000 shares of the company’s common stock, adding with its associated tax benefit, approximately $270 thousand to Additional Paid In Capital. During the six months ended June 30, 2002 holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for approximately 70,000 shares of the company’s common stock, adding with its associated tax benefit, approximately $0.9 million to Additional Paid In Capital.

8.  CONTINGENCIES

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised approximately 65% and 59% of the company’s total revenues for the six-month periods ended June 30, 2003 and 2002, respectively. The company’s two largest programs generated approximately 83% of its revenues during this same period of 2003 and 87% in 2002. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court,

Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the company requested reinstatement of the case September 13, 2001. Reinstatement was denied, and the company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues October 31, 2001. The parties have subsequently agreed upon an arbitrator and discovery is in its initial stages. Management believes that the results of this claim will not have a material impact on future results of operations, financial condition or liquidity of the company.

Employment Lawsuits

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on future results of operations, financial condition or liquidity of the company.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on future results of operations, financial condition or liquidity of the company.

The company and its subsidiaries are also parties to other non-employment related litigation.

Environmental Compliance - In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the Agency’s response to the 1999 samples. The Phase II Site Characterization Plan (“Plan”) was approved in January 2003 and well installation has been completed. The costs of the Plan are expected to be approximately $240,000, all of which should be incurred during 2003. Management believes that the results of the Plan will not have a material impact on the future results of operations, financial condition or liquidity of the company.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.

9.  SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company’s 2002 Annual Report on Form 10-K/A. The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is not material. The company does not allocate income taxes to segments.

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSG and MCG segments may generate revenues from governmental entities and the GSG segment may generate revenues from commercial entities.

The following table presents information about segment profit or loss for the three months ended June 30, 2003 and 2002:

(In thousands)

Three Months Ended June 30, 2003	GSG	CSG	MCG	Consolidated

Revenues from external domestic customers	34,276	12,745	1,428	48,449
Revenues from external foreign customers	0	160	72	232
Inter-company revenues	2	549	508	1,059

Total segment revenues	34,278	13,454	2,008	49,740
Elimination				(1,059)

Total Revenue				48,681

Gross profit	12,963	203	(915)	12,251
Segment operating income (loss)	7,753	(1,781)	(1,177)	4,795
Interest expense				230
Litigation, net				0
Income taxes				1,735

Net income				2,830

Assets	67,693	33,114	5,874	106,681
Depreciation/amortization	712	384	59	1,155
Capital Additions	272	1,104	5	1,381

Three Months Ended June 30, 2002	GSG	CSG	MCG	Consolidated

Revenues from external domestic customers	25,469	13,083	3,026	41,578
Revenues from external foreign customers	0	216	128	344
Inter-company revenues	1	0	76	77

Total segment revenues	25,470	13,299	3,230	41,999
Elimination				(77)

Total Revenue				41,922

Gross profit	7,807	933	490	9,230
Segment operating income (loss)	4,356	(927)	123	3,552
Interest expense				230
Litigation, net				(1,480)
Income taxes				1,825

Net income				2,977

Assets	48,384	24,749	8,196	81,329
Depreciation/amortization	591	187	72	850
Capital Additions	557	1,484	5	2,046

The following table presents information about segment profit or loss for the six months ended June 30, 2003 and 2002:

(In thousands)

Six Months Ended June 30, 2003	GSG	CSG	MCG	Consolidated

Revenues from external domestic customers	56,267	22,071	3,325	81,663
Revenues from external foreign customers	0	2,486	201	2,687
Intercompany revenues	100	592	640	1,332

Total segment revenues	56,367	25,149	4,166	85,682
Elimination				(1,332)

Total Revenue				84,350

Gross profit	20,012	622	(941)	19,693
Segment operating income (loss)	11,397	(2,916)	(1,414)	7,067
Interest expense				449
Litigation, net				0
Income taxes				2,515

Net income				4,103

Assets	67,833	33,114	5,874	106,681
Depreciation/amortization	1206	596	111	1,913
Capital Additions	2,018	1,814	51	3,883

Six Months Ended June 30, 2002	GSG	CSG	MCG	Consolidated

Revenues from external domestic customers	47,689	23,361	6,303	77,353
Revenues from external foreign customers	0	301	313	614
Intercompany revenues	1	0	76	77

Total segment revenues	47,690	23,662	6,692	78,044
Elimination				(77)

Total Revenue				77,967

Gross profit	14,869	1,531	1,188	17,588
Segment operating income (loss)	8,451	(1,922)	486	7,015
Interest expense				535
Litigation, net				(1,480)
Income Taxes				3,025

Net income				4,935

Assets	48,384	24,749	8,196	81,329
Depreciation/amortization	1,197	382	171	1,750
Capital Additions	1,665	2,648	5	4,318

Due to the long-term nature of much of the company’s business, the depreciation and amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in accumulated depreciation and amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process.

The following table reconciles the effect of this capitalization of costs for the three months ended June 30, 2003 and 2002:

(In thousands)

Three Months Ended June 30	2003	2002

Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$1,048	$1,147
Net Depreciation and Amortization (Capitalized into) or removed from Work-in-Process	107	(297)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$1,155	$850

The following table reconciles the effect of this capitalization of costs for the six months ended June 30, 2003 and 2002:

(In thousands)

Six Months Ended June 30	2003	2002

Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$1,788	$2,311
Net Depreciation and Amortization (Capitalized into) or removed from Work-in-Process	125	(561)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$1,913	$1,750

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51 “Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIE”) by business enterprises. FIN 46 requires immediate consolidation of VIEs created after January 31, 2003, and the compliance of older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is still evaluating the impact, if any, that adoption of FIN 46 may have on its consolidated results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein.

Three months ended June 30, 2003
Versus three months ended June 30, 2002

The table below presents major highlights from the quarters ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change

Revenue	$48.7	$41.9	16.2%
Gross Profit	12.3	9.2	33.7%
Operating income	4.8	3.6	33.3%
Income before taxes	4.6	4.8	(4.2%)
Net income	2.8	3.0	(6.7%)
EBITDA	5.9	5.9

EBITDA for the quarters ended June 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002

Net Income	$2.8	$3.0
Interest	0.2	0.2
Taxes	1.7	1.8
Depreciation & Amortization	1.2	0.9

EBITDA	$5.9	$5.9

The company believes that Earnings Before Interest Taxes Depreciation and Amortization, more commonly referred to as EBITDA, is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. The company has accordingly included EBITDA as part of this report. The Depreciation & Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the company’s business, the Depreciation & Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process.

The table below presents the highlights in Revenue by Operating Segment from the three months ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change

GSG	34.3	25.5	8.8	34.5%
CSG	13.5	13.3	0.2	1.5%
MCG	2.0	3.2	(1.2)	(37.5%)
Eliminations	(1.1)	(0.1)	(1.0)
Total	48.7	41.9	6.8	16.2%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 27.0% commercial and 73.0% government in 2003 and 38.9% commercial and 61.1% government in 2002.

The $8.8 million increase in the sales of the GSG was due primarily to increased revenue under the KC-135 PDM program of $10.4 million and an increase in C-130 related work of $0.3 million offset by a decrease of $1.9 million in other programs. During the three months ended June 30, 2003 the company delivered ten PDM aircraft whereas during the same period in 2002 the company delivered eight PDM aircraft. Year-over-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered and has recognized a Request for Equitable Adjustment (“REA”) in the amount of $0.7 million related to work on the KC-135 program. The company completed work on two C-130 drop-in aircraft during the second quarter of 2003 with no corresponding sales on C-130s during the same period in the prior year. The overall increase of PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $1.9 million during the three months ended June 30, 2002 and no sales during the same period of 2003. The KC-135 PDM programs represented 99.0% of the revenue of the GSG during the second quarter of 2003 and 92.1% during the same period of 2002.

The increase in the CSG revenue of $0.2 million was primarily due to a decrease of $2.6 million of

Commercial Maintenance, Repair, and Overhaul (“MRO”) sales offset by an increase in Conversion revenues of $2.1 million and the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million. Sales of parts remained relatively constant between the two periods.

Revenue in the MCG decreased $1.2 million for the three months ended June 30, 2003 versus the same period in 2002. Sales at the Space Vector subsidiary decreased $1.1 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers subsidiary remained relatively constant between the two periods. The three months ended June 30, 2002 included a sale of $0.1 million of consignment inventory held from a former division of the Group.

Cost of sales increased during the second quarter from $32.7 million in 2002 to $36.4 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company increased from 22.0% in the second quarter of 2002 to 25.2% in the second quarter of 2003.

Selling, general, and administrative (“SG&A”) expenses increased $1.8 million between the second quarter of 2002 ($5.7 million) and the second quarter of 2003 ($7.5 million). Part of the increase in SG&A expenses is attributable to the increase in revenue in the GSG while the remaining amounts are due to increased expenditures at Space Vector for independent research and development and bid and proposal activities, and the addition after the second quarter of 2002 of an executive to oversee activities of the MCG.

Interest expense remained constant at $0.2 million during the second quarters of 2002 and 2003. The effective average interest rate on the company’s revolving credit facility was approximately 5.25% in 2002 and 4.17% in 2003. The impact of the lower effective interest rate was offset by an increase in the company’s average debt outstanding during the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

The large increase in Accounts Receivable between December 31, 2002 and June 30, 2003, reflected on the company’s Consolidated Statement of Cash Flows is attributable primarily to the GSG’s new billing process and methodology between the company and The Boeing Company. The company anticipates that this short-term increase in Accounts Receivable will be corrected during the third quarter of 2003. Inventories have also increased due primarily to work in process at CSG related to the cargo conversion aircraft contract with General Electric Capital Aviation Services (GECAS). The company also anticipates the increase in work in process to be short-term, and expects a reduction in the third quarter.

In the three-month periods ended June 30, 2003 and 2002, the company recorded income tax provisions on a normalized basis at an effective rate of 38%.

During the second quarter of 2002 the company agreed to settlements on several outstanding legal actions. These settlements are reflected on the Consolidated Statements of Operations as

“Litigation, net” and are composed of the following cases.

Litigation, net
(In thousands)

Case	Amount

Net Award on Product Liability	$1,960
Settlement on Replacement Workers	(388)
Settlement on Alleged Discrimination	(92)

Litigation, net	$1,480

Six months ended June 30, 2003
Versus six months ended June 30, 2002

The table below presents major highlights from the six months ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change

Revenue	$84.4	$78.0	8.2%
Gross Profit	19.7	17.6	11.9%
Operating income	7.1	7.0	1.4%
Income before taxes	6.6	8.0	(17.5%)
Net income	4.1	4.9	(16.3%)
EBITDA	8.9	10.2	(12.7%)

EBITDA for the six months ended June 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002

Net Income	$4.1	$4.9
Interest	0.4	0.5
Taxes	2.5	3.0
Depreciation & Amortization	1.9	1.8

EBITDA	$8.9	$10.2

The table below presents the highlights in Revenue by Operating Segment from the six months ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change

GSG	56.4	47.7	8.7	18.2%
CSG	25.1	23.7	1.4	5.9%
MCG	4.2	6.7	(2.5)	(37.3%)
Eliminations	(1.3)	(0.1)	(1.2)
Total	84.4	78.0	6.4	8.2%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 30.4% commercial and 69.6% government in 2003 and 35.9% commercial and 64.1% government in 2002.

The $8.7 million increase in the sales of the GSG was due primarily to increased revenue under the KC-135 PDM program of $10.2 million and an increase in C-130 related work of $0.4 million offset by a decrease of $1.9 million in other programs. During the six months ended June 30, 2003 the company delivered 17 PDM aircraft whereas during the same period in 2002 the company delivered 16 PDM aircraft. Year-over-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered and the recognition of an REA in the amount of $0.7 million related to work on the KC-135 program. The company completed work on two C-130 drop-in aircraft during the six months ended June 30, 2003 with no corresponding sales on C-130s during the same period in the prior year. The overall increase of PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $1.9 million during the six months ended June 30, 2002 and no sales during the same period of 2003. The KC-135 PDM programs represented 99.1% of the revenue of the GSG during the first six months of 2003 and 95.7% during the same period of 2002.

The increase in the CSG revenue of $1.4 million was primarily due to a decrease of $1.4 million of Commercial MRO sales offset by increases in Conversion revenues of $2.1 million, the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million and an increase in the sales of Parts of $0.1 million.

Revenue in the MCG decreased $2.5 million for the six months ended June 30, 2003 versus the same period in 2002. Sales at the Space Vector division decreased $2.1 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers division declined $0.3 million between the two periods. The six months ended June 30, 2002 also included a sale of $0.1 million of consignment inventory held from a former division of the Group.

Cost of sales increased during the six months ended June 30, from $60.4 million in 2002 to $64.7 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company increased from 22.6% during the six months ended June 30,

2002 to 23.4% for the same period of 2003.

SG&A expenses increased $2.0 million between the six months ended June 30, 2002 ($10.6 million) and the same period of 2003 ($12.6 million). Part of the increase in SG&A expenses is attributable to the increase in revenue in the GSG while the remaining amounts are due to increased expenditures at Space Vector for independent research and development and bid and proposal activities, and the addition of an executive to oversee activities of the MCG.

Interest expense decreased from $0.5 million during the six months ended June 30, 2002 to $0.4 million during the same period of 2003. The effective average interest rate on the company’s revolving credit facility was approximately 5.25% in 2002 and 4.03% in 2003. The impact of the lower effective interest rate was offset by an increase in the company’s average debt outstanding during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

In the six-month periods ended June 30, 2003 and 2002, the company recorded income tax provisions on a normalized basis at an effective rate of 38%.

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

(In thousands except long term debt to equity)

	June 30, 2003	December 31, 2002	Change

Cash	$162	$2,795	$(2,633)
Working Capital	27,909	23,953	3,956
Revolving credit facility	13,587	10,873	2,714
Long term debt and capital lease obligations	5,956	6,208	(252)
Stockholders’ equity	15,772	11,536	4,236
Long term debt to equity	37.4%	53.8%	(16.4%)

Operating activities used $1.3 million of cash during the six months ended June 30, 2003. The company also received proceeds from the exercise of company stock options of $0.2 million. Cash was used during the six months ended June 30, 2003 for capital expenditures of $3.9 million, and the repurchase of company common stock, $0.1 million.

At June 30, 2003 the company had additional borrowing capacity of $6.4 million under its revolving line of credit.

On May 22, 2003 the company executed an amendment to its credit agreement to create a $5.0 million line of credit for the repurchase of the company’s common stock. The credit line may be used to make purchases of the company’s common stock from any person who is not or has never been an affiliate of the company. The credit line can be drawn in increments of $0.5 million and carries an interest rate of LIBOR plus 3.0%. The line is to be repaid over 43 months beginning on May 22, 2004. As of the date of this report, the company has not drawn on this new credit facility.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, the Plan was under-funded by approximately $37.5 million at December 31, 2002. The company anticipates that it will be required to make further contributions to the Plan during 2003. Under ERISA rules, the company expects that the minimum required contribution in 2003 would be approximately $10.3 million. As of the date of this report, the company has made contributions of $4.4 million during 2003. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

In January 2003 the company began projects to improve its information system infrastructure. These projects include an upgrade to its enterprise software at GSG ($0.4 million); a conversion to the enterprise software ($1.3 million) and upgrades to hardware ($0.3 million) at CSG. These projects are expected to be completed during 2003.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2003 are as follows:

(In thousands)

Year Ending	Facilities	Vehicles And Equipment	Total

2003	$1,602	$225	$1,827
2004	1,588	185	1,773
2005	1,371	149	1,520
2006	1,275	87	1,362
2007	1,275	11	1,286
Thereafter	15,831	0	15,831

Total minimum future rental commitments	$22,942	$657	$23,599

REPAYMENT OF LONG TERM DEBT

Schedule of debt maturing over the next five years at June 30, 2003:

(In thousands)

2003	$1,114
2004	14,765
2005	1,150
2006	1,140
2007	1,140
Thereafter	1,348

$20,657

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

The above loans are collateralized by substantially all of the assets of the company and have various covenants which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts.

Notwithstanding the covenants mentioned above that limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations that could possibly be used to secure additional financing.

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of June 30, 2003 and 2002, the carrying amounts of the company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.0 million and $0.2 million at June 30, 2003 and 2002, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder.

On April 23, 2002 the company loaned its current President and Chief Executive Officer $425,000 under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company’s significant accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements located in the Company’s 2002 10-K/A. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

The company derives a significant portion of its revenue from contracts accounted for by the percentage-of-completion method with contractual terms generally fixed. The company regularly reviews its progress on these contracts and reviews the estimated costs of fulfilling its obligations. If the company does not accurately estimate the resources required or the scope of the work to be performed, or does not manage these contracts properly within the planned periods of time or satisfy its obligations under the contracts, then future revenue and margins may be significantly and negatively affected, or losses on existing contracts may need to be recognized. Any resulting reductions in revenues, margins or contract losses could be material to the company’s results of operations.

Deferred Taxes

The company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Contingencies

As further discussed in Note 8 to the Consolidated Financial Statements the company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters, however, may result in the payment of significant costs and damages that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at June 30, 2003 and June 30, 2002:

Customer Type	2003	2002

U.S. Government	$108,508	$128,313
Commerical	13,587	15,017

Total	$122,095	$143,330

The reduction in government backlog was primarily related to the company’s GSG and the Space Vector subsidiary in the MCG. GSG decreased its backlog approximately $14 million year-over-year while MCG decreased its backlog $6 million during this same period. The decrease in the GSG was due to a reduction in the number of aircraft in the backlog, which were 29 in 2003 versus 39 in 2002. The decrease in the backlog in the MCG is the result of the close out of a sub-contract with Lockheed at Space Vector. Space Vector was notified late in 2002 that the Lockheed contract was ending and has been working down the backlog during 2003.

Total commercial backlog decreased $1.4 million. The CSG decreased backlog $0.9 million while backlog at Pemco Engineers, in the MCG, decreased $0.5 million. The decrease in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Overall the mix of backlog remained constant between both Government and Commercial during the two periods with approximately 89% Government and 11% Commercial for the six months ended June 30, 2002 and for the six months ended June 30, 2003.

The Company’s Forward-Looking Statements May Prove to be Wrong

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the company’s 2002 Annual Report on Form 10-K/A that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The company cautions readers not to place undue reliance on any forward–looking statements, which speak only as of the date on which they are made. The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s revolving line of credit and two term loans as noted in Note 6 to the Consolidated Financial Statements and bears interest at LIBOR plus 2.75% and 3.00% on two of the loans, and BMA plus 0.36% on the remaining loan. The actual fluctuation of interest rates is not determinable; accordingly, actual results of interest rate fluctuations could differ. These interest rates were 3.86%, 4.11%, and 1.23%, respectively at June 30, 2003. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced $45,000 during the quarter and $83,000 year-to-date.

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

The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level.

During the period covered by this report, there have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

The company’s Annual Meeting of Stockholders was held on May 14, 2003. At the meeting, stockholders approved an amendment to the company’s Non-Qualified Stock Option Plan; elected Robert E. Joyal and Michael E. Tennenbaum as Class III directors to serve until 2006 and ratified the appointment of Ernst & Young, LLP as the company’s independent public accountants for the year ending December 31, 2003.

The number of votes cast for or against, and abstentions and broker non-votes with respect to, the amendment to the company’s Non-Qualified Stock Option Plan were as follows:

For	Against	Abstain	Broker Non-votes
1,642,163	325,263	1,860	518,760

The number of votes cast for or withheld for each director nominee were as follows:

Nominee	For	Withheld
Robert E. Joyal	2,481,361	6,685
Michael E. Tennenbaum	2,481,361	6,685

The number of votes cast for or against, and abstentions for ratification of auditors were as follows:

For	Against	Abstain
2,478,040	6,668	3,338

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

10.1	Non-Qualified Stock Option Plan amended and restated May 15, 2003.

10.2     First Amendment to the Credit and Security Agreement Dated May 22, 2003 between Pemco Aviation Group, Inc. and SouthTrust Bank.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

a.	Form 8-K dated August 6, 2003, and filed August 11, 2003 – Press release second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: August 12, 2003	By: /s/ RONALD A. ARAMINI

Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2003	By: /s/ JOHN R. LEE

John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)