Form 10-Q
period 2003-09-30
PEMCO AVIATION GROUP INC
filed 2003-11-05
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003,

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2003
Common Stock, $.0001 par value	4,042,146

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	September 30, 2003 Unaudited	December 31, 2002
Current assets:
Cash	$1,813	$2,795
Accounts receivable, net	32,227	30,162
Inventories, net	27,898	16,292
Deferred income taxes	8,332	13,092
Prepaid expenses and other	1,946	1,204

Total current assets	72,216	63,545

Machinery, equipment and improvements at cost:
Machinery and equipment	31,092	28,193
Leasehold improvements	27,486	22,426
Construction-in-process	600	4,214

	59,178	54,833
Less accumulated depreciation and amortization	(32,954)	(30,193)

Net machinery, equipment and improvements	26,224	24,640

Other non-current assets:
Deposits and other	1,141	933
Related party receivable	455	425
Intangible pension asset	5,410	5,410
Intangible assets, net	244	315

	7,250	7,083

Total assets	$105,690	$95,268

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except common share information)

	September 30, 2003 Unaudited	December 31, 2002
Current liabilities:
Current portion of long-term debt	$1,275	$1,103
Current portion of pension liability	8,271	10,341
Accounts payable	3,108	4,258
Accrued liabilities - payroll related	10,884	7,816
Accrued liabilities - other	8,665	7,192
Customer deposits in excess of cost	12,132	8,882

Total current liabilities	44,335	39,592

Long-term debt	20,433	17,081
Long-term pension benefit liability	19,529	25,341
Other long-term liabilities	1,808	1,718

Total liabilities	86,105	83,732

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,042,146 and 4,030,595 outstanding at September 30, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	10,043	9,684
Retained earnings	36,465	28,520
Treasury stock, at cost – 359,723 and 348,899 shares at September 30, 2003 and December 31, 2002, respectively	(7,043)	(6,788)
Accumulated other comprehensive loss	(19,881)	(19,881)

Total stockholders’ equity	19,585	11,536

Total liabilities and stockholders’ equity	$105,690	$95,268

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Net sales	$43,946	$35,400
Cost of sales	31,493	29,097

Gross profit	12,453	6,303

Selling, general, and administrative expenses	6,563	4,810

Income from operations	5,890	1,493

Interest	224	326
Insurance recovery	(527)

Income before income taxes	6,193	1,167
Income tax expense	2,353	443

Net income	$3,840	$724

Net income per common share:
Basic	$0.95	$0.19
Diluted	$0.88	$0.17

Weighted average common shares outstanding:
Basic	4,043	3,778
Diluted	4,368	4,205

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net sales	$128,296	$113,367
Cost of sales	96,150	89,476

Gross profit	32,146	23,891

Selling, general, and administrative expenses	19,189	15,383

Income from operations	12,957	8,508

Interest	673	861
Insurance recovery	(527)
Litigation, net		(1,480)

Income before income taxes	12,811	9,127
Income tax expense	4,868	3,468

Net income	$7,943	$5,659

Net income per common share:
Basic	$1.97	$1.42
Diluted	$1.82	$1.28

Weighted average common shares outstanding:
Basic	4,041	3,976
Diluted	4,376	4,422

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Cash flows from operating activities:
Net income	$7,943	$5,659

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,761	3,143
Provision for deferred income taxes	4,869	3,101
Funding (over) under pension cost	(7,882)	401
Amortization of intangible asset	123	141
Changes in assets and liabilities:
Related party receivable	(30)
Accounts receivable, net	(2,065)	(10,297)
Inventories	(11,606)	(674)
Prepaid expenses and other	(742)	(647)
Deposits and other	(260)	(998)
Accounts payable and accrued liabilities	6,727	10,269

Total adjustments	(8,105)	4,439

Net cash (used in) provided by operating activities	(162)	10,098

Cash flows from investing activities:
Capital expenditures	(4,344)	(5,542)

Net cash used in investing activities	(4,344)	(5,542)

Cash flows from financing activities:
Proceeds from exercise of stock options	252	1,096
Purchase of treasury stock	(255)	(6,690)
Net change under revolving credit facility	3,965	1,061
Borrowings under long-term debt	395	1,192
Principal payments under long-term debt	(833)	(1,824)

Net cash provided by (used in) financing activities	3,524	(5,165)

Net decrease in cash	(982)	(609)
Cash, beginning of period	2,795	927

Cash, end of period	$1,813	$318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$440	$735

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2003 and 2002

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K/A.

2. STOCK OPTIONS

The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”.

The company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The following table illustrates what the effect on net income and earnings per share would have been if the company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted to employees.

(In thousands except per share information)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net Income – as reported	$3,840	$724	$7,943	$5,659
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(182)	(136)	(1,339)	(1,149)

Net income – pro forma	$3,658	$588	$6,604	$4,510

Net income per share, basic – as reported	$0.95	$0.19	$1.97	$1.42

Net income per share, diluted – as reported	$0.88	$0.17	$1.82	$1.28

Net income per share, basic – pro forma	$0.90	$0.16	$1.63	$1.13

Net income per share, diluted – pro forma	$0.84	$0.14	$1.51	$1.02

3. INVENTORIES

Inventories as of September 30, 2003 and December 31, 2002 consist of the following:

(In thousands)

	September 30, 2003	December 31, 2002
Work in process	$41,214	$26,181
Finished goods	2,206	2,347
Raw materials and supplies	8,078	4,153

Total	51,498	32,681
Less reserves	(2,766)	(2,545)
Less milestone payments and customer deposits	(20,834)	(13,844)

	$27,898	$16,292

The company receives deposits from certain customers based on milestones in the maintenance process. The title to all inventory on which the company receives these payments is vested in the customer to the extent of the deposit balance.

4. GOVERNMENT CLAIMS

The company, as a U.S. Government contractor, utilizes the U.S. Government’s Request for Equitable Adjustment (REA) process as provided by the Federal Acquisition Regulation when it seeks to recover costs from the Government due to Government caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. The company recognizes revenue on these claims if: (1) there is a legal basis for the claim, (2) the additional costs are caused by circumstances that were unforeseen at the contract date, (3) the costs associated with the claim are identifiable or otherwise determinable in view of the work performed, and (4) the evidence supporting the claim is objective and verifiable. The amount of revenue recognized is management’s most reliable estimate of the amount it will be able to realize based upon the claim. During the second quarter of 2003, the company recognized $1.4 million of revenue associated with claims pertaining to two of its contracts with the U.S. Government.

5. INSURANCE RECOVERY

During the third quarter of 2003, the company settled an insurance claim related to a fire at the company’s Dothan, Alabama facility in January 2002. As a result of this claim, the company received $2.8 million and recognized a gain of $1.2 million, which is included in Cost of Sales ($0.7 million) and other income ($0.5 million) in the accompanying unaudited consolidated statements of operations.

6. NET INCOME PER SHARE

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

The following table represents the net income per share calculations for the three-month and nine-month periods ended September 30, 2003 and 2002:

(In thousands, except income per share)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Net income	$3,840	$724	$7,943	$5,659
Weighted average shares	4,043	3,778	4,041	3,976
Basic net income per share	$0.95	$0.19	$1.97	$1.42
Dilutive securities: options	325	$427	335	$446
Diluted weighted average shares	4,368	4,205	4,376	4,422
Diluted net income per share	$0.88	$0.17	$1.82	$1.28

Options to purchase approximately 217,000 and 0 shares of common stock at September 30, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

7. DEBT

Debt as of September 30, 2003 and December 31, 2002 consisted of the following:

(In thousands)

	September 30, 2003	December 31, 2002
Revolving credit facility; interest at LIBOR plus 2.75% (3.89% at September 30, 2003)	$14,838	$10,873
Bank Term Loan; interest at LIBOR plus 3.00% (4.14% at September 30, 2003)	4,250	5,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (4.14% at September 30, 2003)
Airport Authority Term Loan; interest at BMA plus 0.36% (1.33% at September 30, 2003)	2,500	2,105
Capital Lease Obligations; interest from 9.07% to 10.00%, collateralized by security interest in certain equipment	120	206

Total long-term debt	21,708	18,184
Less portion reflected as current	(1,275)	(1,103)

Long term-debt, net of current portion	$20,433	$17,081

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

Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories. The company had borrowings of $14.8 million outstanding under the revolving credit facility at September 30, 2003. Remaining borrowing capacity available under the facility at September 30, 2003, based upon the calculation that defines the borrowing base, totaled $5.2 million. All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

The amount outstanding under the Bank Term Loan at September 30, 2003 was $4.3 million and is being repaid in 60 monthly installments of $83,333 plus interest that commenced on January 31, 2003. The Treasury Stock Term Loan did not have an outstanding balance at September 30, 2003. The loan will be repaid, if drawn, in equal monthly installments over 43 months commencing on May 22, 2004. The amount outstanding under the Airport Authority Term Loan at September 30, 2003 was $2.5 million and will be repaid over 14 annual installments of approximately $180,000 commencing on September 30, 2004.

As of September 30, 2003, principal maturities of debt were as follows:

(In thousands)

Current	$1,275
1-3 years	17,223
3-5 years	1,610
Thereafter	1,600

$21,708

A significant portion of the debt maturing in 1-3 years listed above relates to the expiration of the 2-year term of the revolving credit facility that the company originated in December 2002. The company expects that it will renew the agreement for an additional 2-year term on the first anniversary of its origination in December 2003 and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the revolving credit facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

8. STOCKHOLDERS’ EQUITY

Holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for 5,663 shares of the company’s common stock during the three months ended September 30, 2003 and options for 18,430 shares during the same period of 2002. The company recorded both the exercise price and a tax benefit to Additional Paid-In Capital, totaling approximately $90 thousand during the third quarter of 2003 and $300 thousand in 2002. During the nine months ended September 30, 2003, holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for 22,375 shares of the company’s common stock, adding with its associated tax benefit, approximately $360 thousand to Additional Paid-In Capital. During the same period ended September 30, 2002 holders of Stock Options exercised options for 85,573 shares of the company’s common stock, adding with its associated tax benefit, approximately $1.1 million to Additional Paid-In Capital.

9. CONTINGENCIES

United States Government Contracts - The company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a materially adverse effect on the company’s consolidated results of operations, financial position or cash flows.

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised approximately 70% and 56% of the company’s total revenues for the nine-month periods ended September 30, 2003 and 2002, respectively. The company’s two largest programs generated approximately 83% and 80% of its revenues during the nine-month periods ended September 30, 2003 and 2002, respectively. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three 737 aircraft to Quick

Change configuration by the company was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the company requested reinstatement of the case September 13, 2001. Reinstatement was denied, and the company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues October 31, 2001. The parties have subsequently entered into arbitration and discovery is in its initial stages. Management believes that the results of this claim will not have a material impact on future results of operations, financial condition or liquidity of the company.

Employment Lawsuits

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals and all briefs filed. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on future results of operations, financial condition or liquidity of the company.

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

Environmental Compliance - In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998 the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998 the company and the EPA entered into a Consent Agreement and Consent Order (CACO) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the Agency’s response to the 1999 samples. The Phase II Site Characterization Plan (“Plan”) was approved in January 2003 and well installation has been completed. The costs of the Plan are expected to be approximately $515,000, of which the company has incurred approximately $265,000 as of September 30, 2003. The company has recorded a liability related to the Plan for the balance of approximately $250,000, which is included in accrued liabilities – other on the consolidated balance sheets. Management believes that the results of the Plan will not have a material impact on the future results of operations, financial condition or liquidity of the company.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.

10. SEGMENT INFORMATION

The company has three reportable segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles, and aircraft cargo-handling systems.

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

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS segments may generate revenues from governmental entities and the GSS segment may generate revenues from commercial entities.

The following table presents information about segment profit or loss for the three months ended September 30, 2003 and 2002:

(In thousands)

Three Months Ended September 30, 2003	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$34,138	$7,608	$1,621	$43,367
Revenues from external foreign customers		473	106	579
Inter-company revenues	6	563	140	709

Total segment revenues	34,144	8,644	1,867	44,655
Elimination				(709)

Total Revenue				$43,946

Gross profit	14,365	(1,640)	(272)	12,453
Segment operating income (loss)	8,678	(2,213)	(575)	5,890
Interest expense				224
Insurance recovery				(527)
Income taxes				2,353

Net income				$3,840

Assets	$70,114	$30,035	$5,541	$105,690
Depreciation/amortization	656	286	57	999
Capital Additions	292	158	11	461

Three Months Ended September 30, 2002	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$19,355	$9,302	$2,904	$31,561
Revenues from external foreign customers		3,756	83	3,839
Inter-company revenues	9		28	37

Total segment revenues	19,364	13,058	3,015	35,437
Elimination				(37)

Total Revenue				$35,400

Gross profit	5,690	262	351	6,303
Segment operating income (loss)	2,606	(1,058)	(55)	1,493
Interest expense				326
Income taxes				443

Net income				$724

Assets	$54,308	$25,548	$7,484	$87,340
Depreciation/amortization	464	217	75	756
Capital Additions	389	834		1,223

The following table presents information about segment profit or loss for the nine months ended September 30, 2003 and 2002:

(In thousands)

Nine Months Ended September 30, 2003	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$90,404	$29,680	$4,945	$125,029
Revenues from external foreign customers		2,960	307	3,267
Inter-company revenues	107	1,155	780	2,042

Total segment revenues	90,511	33,795	6,032	130,338
Elimination				(2,042)

Total Revenue				$128,296

Gross profit	34,516	(1,168)	(1,202)	32,146
Segment operating income (loss)	20,075	(5,128)	(1,990)	12,957
Interest expense				673
Insurance recovery				(527)
Income taxes				4,868

Net income				$7,943

Assets	$70,114	$30,035	$5,541	$105,690
Depreciation/amortization	1,862	882	168	2,912
Capital Additions	1,935	2,347	62	4,344

Nine Months Ended September 30, 2002	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$67,044	$32,663	$9,207	$108,914
Revenues from external foreign customers		4,057	396	4,453
Inter-company revenues	10		104	114

Total segment revenues	67,054	36,720	9,707	113,481
Elimination				(114)

Total Revenue				$113,367

Gross profit	20,559	1,793	1,539	23,891
Segment operating income (loss)	11,057	(2,980)	431	8,508
Interest expense				861
Litigation, net				(1,480)
Income taxes				3,468

Net income				$5,659

Assets	$54,308	$25,548	$7,484	$87,340
Depreciation/amortization	1,612	611	244	2,467
Capital Additions	2,055	3,482	5	5,542

Due to the long-term nature of much of the company’s business, the depreciation and amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in accumulated depreciation and amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process.

The following tables reconcile the effect of this capitalization of costs for the three and nine months ended September 30, 2003 and 2002:

(In thousands)

Three Months Ended September 30	2003	2002
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$973	$832
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	26	(76)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$999	$756

(In thousands)

Nine Months Ended September 30	2003	2002
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$2,761	$3,143
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	151	(676)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$2,912	$2,467

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others”, which is effective for guarantees issued or modified after December 31, 2002. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The adoption of FIN 45 in the first quarter 2003 did not have a significant impact on the company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51, Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIE”) by business enterprises. FIN 46 requires immediate consolidation of VIEs created after January 31, 2003, and the compliance of older entities in the first fiscal year or interim period ending after December 15, 2003. The company is still evaluating the impact, if any, that adoption of FIN 46 may have on its consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein.

Three months ended September 30, 2003

Versus three months ended September 30, 2002

The table below presents major highlights from the quarters ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change
Revenue	$43.9	$35.4	24.0%
Gross Profit	12.5	6.3	98.4%
Operating income	5.9	1.5	293.3%
Income before taxes	6.2	1.2	416.7%
Net income	3.8	0.7	442.9%
EBITDA	7.4	2.2	236.4%

EBITDA for the quarters ended September 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002
Net Income	$3.8	$0.7
Interest	0.2	0.3
Taxes	2.4	0.4
Depreciation & Amortization	1.0	0.8

EBITDA	$7.4	$2.2

The company presents Earnings Before Interest Taxes Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the company’s performance and to allocate resources. In addition, the company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. The company has accordingly included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the company’s business, the Depreciation and Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents Revenue by Operating Segment from the three months ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change
GSS	34.1	19.4	14.7	75.8%
CSS	8.6	13.0	(4.4)	(33.8)%
MCS	1.9	3.0	(1.1)	(36.7)%
Eliminations	(0.7)	—
Total	43.9	35.4	8.5	24.0%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 21.4% commercial and 78.6% government in 2003 and 39.3% commercial and 60.7% government in 2002.

The $14.7 million increase in the sales of the GSS was due primarily to increased revenue under the KC-135 PDM program of $15.5 million and an increase in C-130 related work of $0.4 million, offset by a decrease of $1.2 million in other programs. During the three months ended September 30, 2003 the company delivered eight PDM aircraft whereas during the same period in 2002 the company delivered six PDM aircraft. Year-over-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered. The company completed work on two C-130 drop-in aircraft during the third quarter of 2003 with no corresponding sales on C-130s during the same period in the prior year. The overall increase of PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $1.2 million during the three months ended September 30, 2002 and no sales during the same period of 2003. The KC-135 PDM programs represented 99.0% of the revenue of the GSS during the third quarter of 2003 and 93.4% during the same period of 2002.

The decrease in the CSS revenue of $4.4 million was primarily due to a decrease of $6.7 million of Commercial Maintenance, Repair, and Overhaul (“MRO”) sales on DC-9 and Boeing 737 aircraft offset by an increase in Conversion revenues of $2.3 million.

Revenue in the MCS decreased $1.1 million for the three months ended September 30, 2003 versus the same period in 2002. Sales at the Space Vector subsidiary decreased $1.1 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers subsidiary remained relatively constant between the two periods.

Cost of sales increased during the third quarter from $29.1 million in 2002 to $31.5 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company increased from 17.8% in the third quarter of 2002 to 28.3% in the third quarter of 2003. The percentage increase is due to several factors. Included in Cost of Sales for the quarter is a $0.7 million insurance recovery related to a fire in the company’s Dothan, Alabama facility in January 2002. In addition, the KC-135 aircraft delivered during the third quarter of 2003 were on average more profitable than those delivered during 2002 as a result of an increase in non-routine work and a change in the KC-135 model mix.

Selling, general, and administrative (“SG&A”) expenses increased $1.8 million between the third quarter of 2002 ($4.8 million) and the third quarter of 2003 ($6.6 million). Part of the increase in SG&A expenses is attributable to the increase in revenue in the GSS while the remaining amounts are due to increased expenditures at the MCS for independent research and development and bid and proposal activities and increased costs for the company’s employee suggestion program.

Interest expense decreased by $0.1 million, from $0.3 million during the third quarter of 2002 to $0.2 million during the same period of 2003. The effective average interest rate on the company’s revolving credit facility was approximately 5.25% in 2002 and 3.87% in 2003. The impact of the lower effective interest rate during the quarter was the reason for the reduction.

In the three-month periods ended September 30, 2003 and 2002, the company recorded income tax provisions on a normalized basis at an effective rate of 38%.

Nine months ended September 30, 2003

Versus nine months ended September 30, 2002

The table below presents major highlights from the nine months ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change
Revenue	$128.3	$113.4	13.1%
Gross Profit	32.1	23.9	34.3%
Operating income	13.0	8.5	52.9%
Income before taxes	12.8	9.1	40.7%
Net income	7.9	5.7	38.6%
EBITDA	16.4	12.5	31.2%

EBITDA for the nine months ended September 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002
Net Income	$7.9	$5.7
Interest	0.7	0.9
Taxes	4.9	3.5
Depreciation & Amortization	2.9	2.4

EBITDA	$16.4	$12.5

The table below presents Revenue by Operating Segment from the nine months ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change
GSS	90.5	67.1	23.4	34.9%
CSS	33.8	36.7	(2.9)	(7.9)%
MCS	6.0	9.7	(3.7)	(38.1)%
Eliminations	(2.0)	(0.1)
Total	128.3	113.4	16.8	14.8%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 27.7% commercial and 72.3% government in 2003 and 35.4% commercial and 64.6% government in 2002.

The $23.4 million increase in the sales of the GSS was due primarily to increased revenue under the KC-135 PDM program of $25.7 million and an increase in C-130 related work of $0.8 million, offset by a decrease of $3.1 million in other programs. During the nine months ended September 30, 2003 the company delivered 23 PDM aircraft whereas during the same period in 2002 the company delivered 22 PDM aircraft. Year-over-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered and the recognition of an REA in the amount of $0.7 million related to work on the KC-135 program. The company completed work on four C-130 drop-in aircraft during the nine months ended September 30, 2003 with no corresponding sales on C-130s during the same period in the prior year. The overall increase of PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $3.1 million during the nine months ended September 30, 2002 and no sales during the same period of 2003. The KC-135 PDM programs represented 99.0% of the revenue of the GSS during the first nine months of 2003 and 95.0% during the same period of 2002.

The decrease in the CSS revenue of $2.9 million was primarily due to a decrease of $8.1 million of Commercial MRO sales offset by increases in Conversion revenues of $4.4 million, the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million and an increase in the sales of Parts of $0.1 million.

Revenue in the MCS decreased $3.7 million for the nine months ended September 30, 2003 versus the same period in 2002. Sales at the Space Vector division decreased $3.2 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers division declined $0.5 million between the two periods. The nine months ended September 30, 2002 also included a sale of $0.1 million of consignment inventory held from a former division of the MCS.

Cost of sales increased during the nine months ended September 30, from $89.5 million in 2002 to $96.1 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company increased from 21.1% during the nine months ended September 30, 2002 to 25.1% for the same period of 2003. The percentage increase is attributable to several factors. The KC-135 aircraft delivered during the 2003 were on average more profitable than those delivered during 2002 as a result of an increase in non-routine work and changes in the KC-135 model mix. In addition, included in Cost of Sales for 2003 is a $0.7 million insurance recovery related to a fire in the company’s Dothan, Alabama facility in January 2002.

SG&A expenses increased $3.8 million between the nine months ended September 30, 2002 ($15.4 million) and the same period of 2003 ($19.2 million). Part of the increase in SG&A expenses is attributable to the increase in revenue in the GSS while the remaining amounts are due to increased expenditures at the MCS for independent research and development, bid and proposal activities, and the addition of an executive to oversee activities of the MCS.

Interest expense decreased from $0.9 million during the nine months ended September 30, 2002 to $0.7 million during the same period of 2003. The effective average interest rate on the company’s revolving credit facility was approximately 5.25% in 2002 and 3.98% in 2003. The impact of the lower effective interest rate was partially offset by an increase in the company’s average debt outstanding during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

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

In the nine-month periods ended September 30, 2003 and 2002, the company recorded income tax provisions on a normalized basis at an effective rate of 38%.

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

(In thousands except long term debt to equity)

	September 30, 2003	December 31, 2002	Change
Cash	$1,813	$2,795	$(982)
Working Capital	27,881	23,953	3,928
Revolving credit facility	14,838	10,873	3,965
Long term debt and capital lease obligations	5,595	6,208	(613)
Shareholders’ equity	19,585	11,536	8,049
Long term debt to equity	1.04	1.48	(0.44)

Operating activities used $0.2 million of cash during the nine months ended September 30, 2003. Operating activities provided $10.1 million of cash during the same period of 2002. The company received proceeds from the exercise of company stock options of $0.3 million and $1.1 million during the nine months ended September 30, 2003 and 2002, respectively. Cash of $4.3 million and $5.5 million was used during the nine months ended September 30, 2003 and 2002, respectively, for capital expenditures, and $0.3 million and $6.7 million, respectively, was used for the repurchase of company common stock.

At September 30, 2003 the company had additional borrowing capacity of $5.2 million under its revolving line of credit.

The increase in inventories between December 31, 2002 and September 30, 2003, reflected on the company’s Consolidated Statements of Cash Flows, is due primarily to work in process at CSS related to aircraft cargo conversion programs. The company anticipates the increase in work in process to be short-term, and expects a reduction in the fourth quarter.

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

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, the Plan was under-funded by approximately $37.5 million at December 31, 2002. Under ERISA rules, the company has paid the minimum required contribution in 2003. As of the date of this report, the company has made contributions of $11.0 million during 2003. The company does not expect to make any further contributions to the Plan during 2003.

In January 2003 the company began projects to improve its information system infrastructure. These projects include an upgrade to its enterprise software at GSS ($0.4 million); a conversion to the enterprise software ($1.3 million) and upgrades to hardware ($0.3 million) at CSS. These projects are expected to be completed during 2003.

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

The aircraft services industry has been in a consolidation phase generally. As a consequence, the company receives and sometimes initiates inquiries with respect to corporate combinations. The company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 were as follows:

(In thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2003	$2,107	$275	$2,382
2004	1,734	249	1,983
2005	1,395	195	1,590
2006	1,275	91	1,366
2007	1,275	8	1,283
Thereafter	17,106		17,106

Total minimum future rental commitments	$24,892	$818	$25,710

REPAYMENT OF LONG TERM DEBT

The schedule below sets forth maturities of long-term debt as of September 30, 2003:

(In thousands)

Current	$1,275
1-3 years	17,223
3-5 years	1,610
Thereafter	1,600

$21,708

A significant portion of the debt maturing in 1-3 years listed above relates to the expiration of the 2-year term of the revolving credit facility that the company originated in December 2002. The company expects that it will renew the agreement for an additional 2-year term on the first anniversary of its origination in December 2003 and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the revolving credit facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

The company’s long-term debt is collateralized by substantially all of the assets of the company and has various covenants which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts.

Notwithstanding the covenants mentioned above that limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations that could possibly be used to secure additional financing.

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of September 30, 2003 and 2002, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.0 million and $0.1 million at September 30, 2003 and December 31, 2002, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder.

On April 23, 2002 the company loaned its current President and Chief Executive Officer $425,000 under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company. Any change in the related party receivable relates to interest accumulated during the period.

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

Revenue Recognition

The company derives a significant portion of its revenue from work performed under its basic and fixed-price maintenance, modification, and conversion programs using the completed contract method of accounting. The company considers each aircraft under its multi-aircraft programs a separate contract for purposes of accumulating and allocating costs and recognizing revenue. Under the completed contract method, billings and costs are accumulated on the balance sheet during the period of performance, and revenue is recognized when work is substantially complete and accepted by the customer. The company may perform work outside the scope of its customers’ basic and fixed-price maintenance checks. Revenue related to such work is recognized upon completion and approval by the customer. Provision is made to recognize estimated losses in the period in which management determines that the estimated total costs under a contract will exceed total contract revenues. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated.

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

Pensions

The company maintains pension plans covering a majority of its employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. For financial reporting purposes, net periodic pension cost (income) and other postretirement benefit costs are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, assumed annual rate of compensation increase for plan employees, and an annual rate of increase in the per capita costs of covered postretirement healthcare benefits. Each of these assumptions is based upon the company’s judgment, considering all known trends and uncertainties. Actual asset returns for the company pension plans significantly below the company’s assumed rate of return would result in lower net periodic pension income (or higher expense) in future years. Actual annual rates of increase in the per capita costs of covered postretirement healthcare benefits above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

Contingencies

As further discussed in Note 9 to the Consolidated Financial Statements, the company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters, however, may result in the payment of significant costs and damages that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

BACKLOG

The following table presents the company’s backlog at September 30, 2003 and 2002:

(In thousands)

Customer Type	2003	2002
U.S. Government	$87,490	$103,238
Commercial	14,010	10,905

Total	$101,500	$114,143

The reduction in government backlog was primarily related to the company’s GSS. The GSS decreased its backlog approximately $15.7 million year-over-year. The decrease in the GSS was due to a reduction in the number of aircraft in the backlog, which were 29 in 2003 versus 35 in 2002. In addition, during the third quarter of 2002, several aircraft at the GSS were in work in process due to poor weather during the last month of the quarter that delayed test flights, resulting in the sale of these aircraft during the fourth quarter of 2002.

Total commercial backlog increased $3.1 million. The CSS increased backlog $3.2 million due to 4 cargo conversions in work in process, while backlog at Pemco Engineers, in the MCS, decreased $0.1 million. The decrease in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Overall the mix of backlog shifted towards commercial during the two periods moving from 90.4% government and 9.6% commercial as of September 30, 2002 to 86.2% government and 13.8% commercial as of September 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s revolving line of credit and two term loans as noted in Note 6 to the Consolidated Financial Statements and bears interest at LIBOR plus 2.75% and 3.00% on two of the loans, and BMA (Bond Market Association) plus 0.36% on the remaining loan. These interest rates were 3.89%, 4.14%, and 1.33%, respectively at September 30, 2003. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced approximately $50,000 during the quarter and $149,000 year-to-date. The actual fluctuation of interest rates is not determinable; accordingly, actual results of interest rate fluctuations could differ.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective, at the reasonable assurance level, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms.

(b) Changes in internal control over financial reporting. During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

10.1 Amendment No. 1 to Amended and Restated Employment Agreement between Pemco Aviation Group, Inc. and Ronald A. Aramini dated May 13, 2003.

10.2 First Amendment to Executive Deferred Compensation Agreement between Pemco Aviation Group, Inc. and Ronald A. Aramini dated May 16, 2003.

31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

The company filed no reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: November 4, 2003	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2003	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Finance & Accounting Officer)