Form 10-Q/A
period 2003-03-31
PEMCO AVIATION GROUP INC
filed 2004-04-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q is to restate the unaudited consolidated financial statements of Pemco Aviation Group, Inc. and subsidiaries for the three months ended March 31, 2003, to reflect adjustments related to the amounts and timing of revenue recognition and contract loss accruals (see Note 1 to the Consolidated Financial Statements).

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of this Quarterly Report on Form 10-Q. This Amendment No. 1 does not reflect events occurring after the May 13, 2003 original filing date of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as noted above and described in Note 1 to the Consolidated Financial Statements. All information contained in this Amendment No. 1 may be updated or supplemented by disclosures contained in the company’s periodic reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

The items of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 that have been amended and restated herein are as follows:

1.	Part I, Item 1 – Financial Statements have been restated.

2.	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised.

3.	Part I, Item 4 – Controls and Procedures has been revised.

4.	The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.

5.	The certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been refiled.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	March 31, 2003 Unaudited	December 31, 2002
	(As Restated, See Note 1)
Current assets:
Cash	$2,370	$2,795
Accounts receivable, net	28,866	30,162
Inventories, net	21,273	16,292
Deferred income taxes	12,744	13,092
Prepaid expenses and other	408	1,204

Total current assets	65,661	63,545

Machinery, equipment and improvements at cost:
Machinery and equipment	29,110	28,193
Leasehold improvements	26,780	22,426
Construction-in-process	1,577	4,214

	57,467	54,833
Less accumulated depreciation and amortization	(30,934)	(30,193)

Net machinery, equipment and improvements	26,533	24,640

Other non-current assets:
Deposits and other	1,007	933
Related party receivable	444	425
Intangible pension asset	5,410	5,410
Intangible assets, net	281	315

	7,142	7,083

Total assets	$99,336	$95,268

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, except common share information)

	March 31, 2003 Unaudited	December 31, 2002
	(As Restated, See Note 1)
Current liabilities:
Current portion of long-term debt	$1,110	$1,103
Current portion of pension liability	11,070	10,341
Accounts payable	2,471	1,549
Accrued liabilities - payroll related	9,743	9,059
Accrued liabilities - other	9,780	8,658
Customer deposits in excess of cost	8,294	8,882

Total current liabilities	42,468	39,592

Long-term debt	18,323	17,081
Long-term pension benefit liability	24,215	25,341
Other long-term liabilities	1,852	1,718

Total liabilities	86,858	83,732

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,394,854 and 4,379,494 issued at March 31, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	9,933	9,684
Retained earnings	29,213	28,520
Treasury stock, at cost – 348,899 shares at March 31, 2003 and December 31, 2002	(6,788)	(6,788)
Accumulated other comprehensive loss	(19,881)	(19,881)

Total stockholders’ equity	12,478	11,536

Total liabilities and stockholders’ equity	$99,336	$95,268

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(As Restated, See Note 1)
Net sales	$35,669	$36,045
Cost of sales	29,164	27,687

Gross profit	6,505	8,358

Selling, general, and administrative expenses	5,170	4,895

Income from operations	1,335	3,463

Interest	219	305

Income before income taxes	1,116	3,158

Income tax expense	423	1,200

Net income	$693	$1,958

Net income per common share:
Basic	$0.17	$0.48
Diluted	$0.16	$0.44

Weighted average common shares outstanding:
Basic	4,036	4,068
Diluted	4,384	4,437

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(As Restated, See Note 1)
Cash flows from operating activities:
Net income	$693	$1,958

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	740	1,164
Provision for deferred income taxes	423	1,013
Funding (over) under pension cost	(398)	346
Amortization of intangible asset	36	47
Changes in assets and liabilities:
Accounts receivable, net	1,296	(2,851)
Inventories	(4,981)	2,491
Prepaid expenses and other	796	663
Deposits and other	(95)	(1)
Accounts payable and accrued liabilities	2,274	2,949

Total adjustments	97	5,821

Net cash (used in) provided by operating activities	784	7,779

Cash flows from investing activities:
Capital expenditures	(2,369)	(2,272)

Net cash used in investing activities	(2,369)	(2,272)

Cash flows from financing activities:
Proceeds from exercise of stock options	175	495
Net change under revolving credit facility	1,393	(5,681)
Borrowings under long-term debt		613
Principal payments under long-term debt	(408)	(684)

Net cash provided by (used in) financing activities	1,160	(5,257)

Net decrease in cash	(425)	250

Cash, beginning of period	2,795	927

Cash, end of period	$2,370	$1,177

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$178	$263

The accompanying notes are an integral part of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2003 and 2002

1. RESTATEMENT

Subsequent to the filing of the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, the company determined that reserves for losses on contracts-in-process were not timely identified and recorded in the appropriate period. In addition, certain revenue transactions were identified in the subsequent quarter that did not meet all of the criteria required for revenue recognition pursuant to U.S. generally accepted accounting principles, Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production–Type Contracts”, and related authoritative guidance. Therefore, the company has restated this Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2003, for the effects of these transactions.

The effects of the restatement on the unaudited consolidated statements of operations for the three months ended March 31, 2003 are presented below:

(In thousands, except per share information)

	Three Months Ended March 31, 2003
	As Previously Reported*	As Restated
Net Sales	$35,669	$35,669
Gross Profit	$7,442	$6,505
Net Income	$1,273	$693
Net income per share, basic	$0.32	$0.17
Net income per share, diluted	$0.29	$0.16

*	As previously reported in the company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the Securities and Exchange Commission on May 13, 2003.

Specifically, the company identified transactions for which the company provided products or services outside the scope of the original contract. These transactions included, but are not limited to, costs incurred related to customer-caused delays, errors in specifications and designs, change orders, and other products or services provided for which written, executed agreements between the company and the customer were not obtained. Pursuant to SOP 81-1, such amounts in excess of the agreed-upon contract price and terms result in claims. Further, certain of the criteria prescribed under SOP 81-1 for recognizing claim revenue were not satisfied at the time revenue was originally recorded. In accordance with SOP 81-1, revenue related to claims should be recognized when the conditions prescribed are met and only to the extent contract costs have been incurred. Otherwise, revenue should be deferred until such time as payment has been received or awarded.

The company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. The adjustments to revenue recorded by the company during the second quarter related to these transactions reduced total estimated contract revenues, and therefore affected the company’s calculation of its provision for losses on uncompleted contracts as of March 31, 2003. Including the effect of the revenue adjustments in the company’s reserve for contract loss calculations resulted in an increase to cost of sales of approximately $937,000, and a corresponding increase to the reserve for contract losses, as of and for the three month period ended March 31, 2003.

2. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2002 Annual Report on Form 10-K.

3. STOCK OPTIONS

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

(In thousands except per share information)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(As Restated)
Net Income – as reported	$693	$1,958
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(969)	(864)

Net (loss) income – pro forma	$(276)	$1,094

Net income per share, basic – as reported	$0.17	$0.48

Net income per share, diluted – as reported	$0.16	$0.44

Net (loss) income per share, basic – pro forma	$(0.07)	$0.27

Net (loss) income per share, diluted – pro forma	$(0.06)	$0.25

4. INVENTORIES

Inventories as of March 31, 2003 and December 31, 2002 consist of the following:

(In Thousands)

	March 31, 2003	December 31, 2002
Work in process	$35,483	$26,181
Finished goods	2,486	1,228
Raw materials and supplies	2,566	2,727

Total	40,535	30,136
Less milestone payments and customer deposits	(19,262)	(13,844)

	$21,273	$16,292

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

The following table represents the net income per share calculations for the three-month and nine-month periods ended March 31, 2003 and 2002:

(All numbers In Thousands, except Income Per Share)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(As Restated)
Net income	$693	$1,958
Weighted average shares	4,036	4,068
Basic net income per share	$0.17	$0.48
Dilutive securities: options	348	369
Diluted weighted average shares	4,384	4,437
Diluted net income per share	$0.16	$0.44

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

The amount outstanding under the Bank Term Loan at March 31, 2003 amounted to $4.8 million and will be repaid in 60 monthly installments of $83,333 plus interest that commenced on January 31, 2003. The amount outstanding under the Airport Authority Term Loan at December 31, 2002 amounted to $2.1 million and is expected to increase to $2.5 million. The Airport Authority Term Loan will be repaid over 14 annual installments of $178,000, assuming the entire $2.5 million available is drawn, commencing on September 30, 2004.

The revolving credit facility is due on December 15, 2004 and has been classified as long-term. During most of 2002, and all of 2001, the company classified its revolving credit facility as a current liability, due to the “Lockbox” provisions with its lender, coupled with a subjective acceleration clause, per the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) Issue No. 95-22, notwithstanding the term of the credit agreement. The new revolving credit facility places the company’s “Lockbox” under its control, thereby eliminating the EITF requirement to classify the debt as current.

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers- A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 61.5% of the company’s total revenues for both of the three-month periods ended March 31, 2003 and 2002. The company’s three largest programs generated approximately 83.7% and 88.9% of its revenues during the first quarters of 2003 and 2002, respectively. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

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

Environmental Compliance – In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the compliant and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three year period. The company made the final payment in November 2001. During 1999 the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan was submitted to the EPA in 2001 upon receiving the Agency’s response to the 1999 samples. The Phase II Site Characterization Plan (“Plan”) was approved in January 2003 and well installation has begun. The costs of the Phase II Site characterization Plan are expected to be $240,000, all of which should be incurred during 2003. Management believes that the results of this claim will not have a material impact on the future results of operations, financial condition or liquidity of the company.

The company is required to comply with environmental regulations as the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft.

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

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSG and MCG segments may generate revenues from governmental entities and the Government Services segment may generate revenues from commercial entities. Sales to governmental entities in the three-months ended March 31, 2003 and 2002 were $23.2 million, and $24.3 million, respectively.

The following table presents information about segment profit or loss for the three months ended March 31, 2003 and 2002:

(In Thousands)

Three Months Ended March 31, 2003 (As Restated)	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$21,991	$9,326	$1,897	$33,214
Revenues from external foreign customers		2,326	129	2,455
Inter-company revenues	98	44	132	274

Total segment revenues	22,089	11,696	2,158	35,943
Elimination				(274)

Total Revenue				$35,669

Gross profit	6,550	(19)	(26)	6,505
Segment operating income (loss)	3,244	(1,671)	(238)	1,335
Interest expense				219
Income taxes				423

Net income				$693

Assets	$60,391	$32,274	$6,671	$99,336
Depreciation/amortization	508	195	55	758
Capital Additions	947	1,508	46	2,501

Three Months Ended March 31, 2002	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$22,220	$10,278	$3,277	$35,775
Revenues from external foreign customers		85	185	270
Inter-company revenues				—

Total segment revenues	22,220	10,363	3,462	36,045
Elimination				—

Total Revenue				$36,045

Gross profit	7,062	598	698	8,358
Segment operating income (loss)	4,095	(995)	363	3,463
Interest expense				305
Income taxes				1,200

Net income				$1,958

Assets	$43,572	$23,130	$9,470	$76,172
Depreciation/amortization	593	191	95	879
Capital Additions	1,108	1,164	—	2,272

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

Restatement

The company restated its consolidated financial statements for the quarterly period ended March 31, 2003 to reflect adjustments related to the amounts and timing of revenue recognition and contract loss accruals (see Note 1 to the Consolidated Financial Statements). The following discussion of the financial condition and results of operations of the company has been amended in its entirety to reflect changes resulting from this restatement.

Three months ended March 31, 2003

Versus three months ended March 31, 2002

The table below presents major highlights from the three months ended March 31, 2003 and 2002.

(In $Millions)

	2003	2002	Change
Revenue	$35.7	$36.0	(0.8)%
Gross Profit	6.5	8.4	(22.6)%
Operating income	1.3	3.5	(62.9)%
Income before taxes	1.1	3.2	(65.6)%
Net income	0.7	2.0	(65.0)%
EBITDA	2.1	4.3	(51.2)%

The Table below presents the highlights in Revenue by Operating Segment from the three months ended March 31, 2003 and 2002.

(In $Millions)

	2003	2002	Change	% Change
GSG	22.1	22.2	(0.1)	(0.5)%
CSG	11.7	10.4	1.3	12.5%
MCG	2.2	3.5	(1.3)	(37.1)%
Eliminations	(0.3)	(0.1)	(0.2)
Total	35.7	36.0	(0.3)	(0.8)%

Without regard to operating segments, the company’s mix of business between government and commercial customers was approximately 36% commercial and 64% government in 2003 and 32% commercial and 68% government 2002.

The $0.1 million decrease in sales in the GSG was due primarily to a slight decrease in revenue, $0.2 million, in the KC-135 Programmed Depot Maintenance (“PDM”) program offset, partially, by an increase in commercial sales of $0.1 million. During the fist quarter of 2003 the GSG delivered five PDM aircraft, two drop-in aircraft, and performed time and material based services under the KC-135 PDM program versus delivering eight PDM, one drop-in aircraft and time and material based services during the same period in 2002. An increase in average revenue per aircraft delivered, the delivery of an additional drop-in aircraft, and higher time and material service revenues mostly offset the lower volume of PDM aircraft deliveries in the first quarter of 2003 compared to the first quarter of 2002.

The increase in the CSG revenue of $1.3 million was due to increased revenue in commercial Maintenance, Repair, and Overhaul (“MRO”). During the first quarter of 2003 CSG delivered 36 aircraft versus 22 aircraft delivered during the first quarter of 2002. During the first quarter of 2003 CSG delivered a greater proportion of aircraft with service checks that required fewer hours, “light checks” than those delivered during the first quarter of 2002.

Revenue in the MCG decreased $1.3 million in the first quarter of 2003 versus the first quarter of 2002. Revenue at the Space Vector subsidiary decreased $1.0 million primarily as a result of lower work on a target program. Revenue in the Pemco Engineers subsidiary decreased $0.3 million during the quarter primarily due to a drop in orders for replacement parts for cargo handling systems.

The company defines operating income as revenue less cost of sales, less selling, general, and administrative expenses (SG&A).

Cost of sales increased to $29.2 million during the first quarter of 2003 from $27.7 million in the first quarter of 2002. Overall, the gross profit percentage of the company decreased during this same period to 18.2% in 2003 from 23.2% in 2002. The higher cost of sales during the first quarter of 2003 was principally a result of the following:

Cost of Sales at the GSG were higher in the first quarter of 2003 compared with the first quarter of 2002. These higher costs resulted from a change in the mix of business with more revenue coming from lower profit “over and above” sales. In addition, some of the PDM aircraft delivered had abnormally high levels of required maintenance resulting in higher costs for those deliveries. Cost of sales at CSG increased primarily due to higher training and learning curve costs as the company began work on new types of aircraft. Such costs included a $0.9 million charge for estimated losses on contracts-in-process. Cost of sales in MCG was lower primarily as a result of lower revenue during the first quarter of 2003 versus the first quarter of 2002.

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

EBITDA does not represent cash flow from operations as defined by BAAP, is not necessarily indicative of cash available to fund all cash needs, and should not be considered an alternative to net income under GAAP for purposes of evaluating the company’s results of operations.

The following is a reconciliation of EBITDA to net income for the three months ended March 31, 2003 and 2002:

(In $Millions)

	2003	2002
Net Income	$0.7	$2.0
Interest	0.2	0.3
Taxes	0.4	1.2
Depreciation & Amortization	0.8	0.8

EBITDA	$2.1	$4.3

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands Except Long Term Debt to Equity)

	March 31, 2003	December 31, 2002	Change
Cash	$2,370	$2,795	$(425)
Working Capital	23,193	23,953	(760)
Revolving credit facility	12,266	10,873	1,393
Long term debt and capital lease obligations	6,057	6,208	(151)
Shareholders’ equity	12,478	11,536	942
Long term debt to equity	1.47	1.48	(0.01)

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002 coupled with substantially lower interest rates, the Plan was under-funded by approximately $37.5 million at December 31, 2002. Under ERISA rules, the minimum required contribution in 2003 is approximately $10.3 million. During the first quarter of 2003, the company made contributions of $0.8 million to the plan. As of the date of this report, the company has made an additional contribution of $1.8 million.

Operating activities provided $0.8 million of cash for the three months ended March 31, 2003. Cash was used during the three months ended March 31, 2002 for $2.4 million of capital expenditures.

At March 31, 2003 the company had additional borrowing capacity of $7.7 million under its revolving line of credit and $0.4 million under its arrangement with the Dothan-Houston County Airport Authority.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2003 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2003	$1,602	$225	$1,827
2004	1,588	185	1,773
2005	1,371	149	1,520
2006	1,275	87	1,362
2007	1,275	11	1,286
Thereafter	15,831		15,831

Total minimum future rental commitments	$22,942	$657	$23,599

Repayment of Long Term Debt

Schedule of long term debt maturing over the next five years at March 31, 2003:

(In thousands)

2003	$1,110
2004	13,824
2005	1,150
2006	1,140
2007	1,140
Thereafter	1,069

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

As of March 31, 2003 and 2001, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

The company had accruals of approximately $0.1 million and $0.5 million at March 31, 2003 and 2001, respectively, related to a severance agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder.

On April 23, 2002 the company loaned its current President and Chief Executive Officer (CEO) $425,000 under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the CEO’s termination of employment with the company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company’s significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements in the company’s 2002 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue at the company’s GSS and CSS is derived principally under contracts using the percentage-of-completion method as prescribed by Statement of Position 81-1 (SOP 81-1) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The nature of the contract and the types of products and services provided are considered when determining the appropriate accounting for a particular contract. The company’s contracts at the GSS and CSS generally have fixed price elements, time-and-material elements, or commonly both. The GSS generally segments the basic and fixed price elements and the time-and-material elements for purposes of accumulating costs and recognizing revenue. For basic and fixed price elements of a contract, the GSS uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. Each aircraft is considered a unit for purposes of recognizing revenue. For time-and-material elements of a contract, the GSS uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The company considers each hour chargeable to the customer as a unit of work performed. Revenue and costs of sales for time-and-material elements are recognized upon completion of all performance obligations in accordance with the contract and acceptance by the customer. The CSS recognizes revenue and associated costs for both fixed price and time-and-material elements using units-of-delivery as the basis to measure progress toward completion, and revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

The company’s MCS derives a significant portion of its revenue from cost-reimbursement type contracts and from sales of precision parts and components. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs generally impact the company’s proposal processes, including the determination of pricing for fixed price and time-and-material elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, time-and-material, and other types of contracts-in-process, and costs incurred in their performance.

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

The reduction in government backlog was related to decreases in both the Government GSG and MCG. The GSG decreased backlog approximately $5.1 million year-over-year due primarily to the KC-135 contract. Backlog at Space Vector decreased $5.3 million during this same period due to the unit nearing the completion of one of its existing contracts.

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

Overall the mix of backlog shifted towards commercial during the two periods moving from 88.2% government and 11.8% commercial for the three months ended March 31, 2002 to 84.8% government and 15.2% commercial for the three months ended March 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s revolving line of credit, term loans, and capital equipment acquisition facility as noted in Note 5 to the Consolidated Financial Statements and bears interest at LIBOR 2.50% or 2.75%, depending upon the loan (3.78% and 4.03% at March 31, 2003). The company also has a variable rate term loan that bears interest at BMA plus 0.36% (1.40% at March 31, 2003). If LIBOR increased by 1%, net income would have been reduced by approximately $45,000 during the quarter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Management carried out an evaluation, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2003, the end of the period covered by the company’s annual report on Form 10 K for fiscal year 2003. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audit of our financial statements for the fiscal year ended December 31, 2003 and the restatement of our financial statements for the first three quarters of fiscal year 2003, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring. Our independent auditors identified the following reportable conditions that together constitute a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) the lack of appropriate analysis and support for revenue recognition matters; (ii) lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) lack of appropriate analysis and support for inventory accounting matters; and (iv) lack of appropriate analysis and support for the reconciliation of intercompany transactions.

The company has taken steps to remediate the material weakness and will continue to take actions through changes in the company’s internal control over financial reporting, including:

•	re-evaluate and add staffing and level of expertise;

•	increased training of its corporate and accounting staff to heighten awareness among corporate and accounting personnel of generally accepted accounting principles;

•	establishing policies and procedures, including documentation, designed to enhance coordination and reporting procedures between management and the company’s accounting staff

•	centralize review and monitoring of accounting issues; and

•	allocation of senior accounting personnel to provide additional on-site supervision of accounting functions.

Except as described above, there have been no other material changes in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

The company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: April 13, 2004	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 13, 2004	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

-S1-