Form 10-Q/A
period 2003-06-30
PEMCO AVIATION GROUP INC
filed 2004-04-14
CIK 771729

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2003
Common Stock, $.0001 par value	4,047,500

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q is to restate the unaudited consolidated financial statements of Pemco Aviation Group, Inc. and subsidiaries for the three and six months ended June 30, 2003, to reflect adjustments related to the amounts and timing of revenue recognition and contract loss accruals (see Note 1 to the Consolidated Financial Statements).

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of this Quarterly Report on Form 10-Q. This Amendment No. 1 does not reflect events occurring after the August 13, 2003 original filing date of the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as noted above and described in Note 1 to the Consolidated Financial Statements. All information contained in this Amendment No. 1 may be updated or supplemented by disclosures contained in the company’s periodic reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

The items of the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 that have been amended and restated herein are as follows:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	June 30, 2003 Unaudited	December 31, 2002
	(As Restated, See Note 1)
Current assets:
Cash	$162	$2,795
Accounts receivable, net	35,673	30,162
Inventories, net	23,216	16,292
Deferred income taxes	11,447	13,092
Prepaid expenses and other	1,501	1,204

Total current assets	71,999	63,545

Machinery, equipment and improvements at cost:
Machinery and equipment	30,312	28,193
Leasehold improvements	26,637	22,426
Construction-in-process	1,767	4,214

	58,716	54,833
Less accumulated depreciation and amortization	(31,981)	(30,193)

Net machinery, equipment and improvements	26,735	24,640

Other non-current assets:
Deposits and other	1,152	933
Related party receivable	450	425
Intangible pension asset	5,410	5,410
Intangible assets, net	294	315

	7,306	7,083

Total assets	$106,040	$95,268

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except common share information)

	June 30, 2003 Unaudited	December 31, 2002
	(As Restated, See Note 1)
Current liabilities:
Current portion of long-term debt	$1,114	$1,103
Current portion of pension liability	9,259	10,341
Accounts payable	7,141	4,258
Accrued health and dental	1,911	1,243
Accrued liabilities - payroll related	8,561	7,816
Accrued liabilities - other	4,598	5,949
Customer deposits in excess of cost	12,787	8,882

Total current liabilities	45,371	39,592

Long-term debt	19,543	17,081
Long-term pension benefit liability	24,701	25,341
Other long-term liabilities	1,934	1,718

Total liabilities	91,549	83,732

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,0444,050 and 4,030,595 outstanding at June 30, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	9,953	9,684
Retained earnings	31,342	28,520
Treasury stock, at cost – 354,856 and 348,899 shares at June 30, 2003 and December 31, 2002, respectively	(6,924)	(6,788)
Accumulated other comprehensive loss	(19,881)	(19,881)

Total stockholders’ equity	14,491	11,536

Total liabilities and stockholders’ equity	$106,040	$95,268

The accompanying notes are an integral part of these consolidated balance sheets.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	(As Restated, See Note 1)
Net sales	$47,253	$41,922
Cost of sales	36,133	32,692

Gross profit	11,120	9,230

Selling, general, and administrative expenses	7,456	5,678

Income from operations	3,664	3,552

Interest	230	230
Litigation, net		(1,480)

Income before income taxes	3,434	4,802
Income tax expense	1,305	1,825

Net income	$2,129	$2,977
Net income per common share:
Basic	$0.53	$0.73
Diluted	$0.49	$0.64

Weighted average common shares outstanding:
Basic	4,043	4,083
Diluted	4,377	4,626

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(As Restated, See Note 1)
Net sales	$82,922	$77,967
Cost of sales	65,297	60,379

Gross profit	17,625	17,588

Selling, general, and administrative expenses	12,626	10,573

Income from operations	4,999	7,015

Interest	449	535
Litigation, net		(1,480)

Income before income taxes	4,550	7,960
Income tax expense	1,728	3,025

Net income	$2,822	$4,935

Net income per common share:
Basic	$0.70	$1.21
Diluted	$0.65	$1.09

Weighted average common shares outstanding:
Basic	4,040	4,075
Diluted	4,381	4,531

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(As Restated, See Note 1)
Cash flows from operating activities:
Net income	$2,822	$4,935

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,788	2,311
Provision for deferred income taxes	1,728	3,025
Funding (over) under of pension cost	(1,722)	746
Amortization of intangible asset	21	93
Changes in assets and liabilities:
Related party receivable	(25)	(425)
Accounts receivable, net	(5,511)	(10,042)
Inventories	(6,925)	5,683
Prepaid expenses and other	(298)	(909)
Deposits and other	(219)	(600)
Accounts payable and accrued liabilities	7,064	6,104

Total adjustments	(4,099)	5,986

Net cash (used in) provided by operating activities	(1,277)	10,921

Cash flows from investing activities:
Capital expenditures	(3,883)	(4,318)

Net cash used in investing activities	(3,883)	(4,318)

Cash flows from financing activities:
Proceeds from exercise of stock options	188	615
Purchase of treasury stock	(136)	(6,691)
Net change under revolving credit facility	2,714	(205)
Borrowings under long-term debt		613
Principal payments under long-term debt	(239)	(1,141)

Net cash provided by (used in) financing activities	2,527	(6,809)

Net decrease in cash	(2,633)	(206)

Cash, beginning of period	2,795	927

Cash, end of period	$162	$721

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$386	$451

The accompanying notes are an integral part of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

June 30, 2003 and 2002

1. RESTATEMENT

Subsequent to the filing of the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, the company determined that certain revenue transactions did not meet all of the criteria required for revenue recognition pursuant to U.S. generally accepted accounting principles, Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and related authoritative guidance. In addition, the company determined that reserves for losses on contracts-in-process were not timely identified and recorded in the appropriate period. Therefore, the company has restated this Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2003, for the effects of these transactions and for other charges related to bad debt expense and warranty reserves. This restatement has also been reflected in the company’s Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

The effects of the restatement on the unaudited consolidated statements of operations for the three and six months ended June 30, 2003 are presented below:

(In thousands, except per share information)

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net Sales	$48,681	$47,253	$84,350	$82,922

Gross Profit	$12,251	$11,120	$19,693	$17,625

Net Income	$2,830	$2,129	$4,103	$2,822

Net income per share, basic	$0.70	$0.53	$1.02	$0.70

Net income per share, diluted	$0.65	$0.49	$0.94	$0.65

*	As previously reported in the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003.

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

In total, the company reversed approximately $1.4 million in revenue related to such transactions during the second quarter of 2003, of which approximately $0.3 million was recognized prematurely and approximately $1.1 million was improperly recognized. Additionally, the company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. The adjustments to revenue related to these transactions reduced total estimated contract revenues, and therefore affected the company’s calculation of its provision for losses on uncompleted contracts. Including the effect of these revenue adjustments in the company’s reserve for contract loss calculations resulted in an increase to cost of sales of approximately $937,000 and $640,000, and a corresponding increase to the reserve for contract losses, as of and for the three month periods ended March 31, 2003 and June 30, 2003, respectively. The accrual of the $937,000 loss provision during the first quarter resulted in an adjustment to decrease cost of sales previously reported during the second quarter by an equal amount upon delivery of the aircraft.

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

(In thousands except per share information)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(As Restated)		(As Restated)
Net Income – as reported	$2,129	$2,977	$2,822	$4,935
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(182)	(148)	(1,158)	(1,012)

Net income – pro forma	$1,947	$2,829	$1,664	$3,923

Net income per share, basic – as reported	$0.53	$0.73	$0.70	$1.21

Net income per share, diluted – as reported	$0.49	$0.64	$0.65	$1.09

Net income per share, basic – pro forma	$0.48	$0.69	$0.41	$0.96

Net income per share, diluted – pro forma	$0.44	$0.61	$0.38	$0.87

4. INVENTORIES

Inventories as of June 30, 2003 and December 31, 2002 consist of the following:

(In thousands)

	June 30, 2003	December 31, 2002
Work in process	$33,486	$26,181
Finished goods	2,441	1,228
Raw materials and supplies	4,005	2,727

Total	39,932	30,136
Less milestone payments and customer deposits	(16,716)	(13,844)

	$23,216	$16,292

A portion of the above inventory balances relates to a sub-contract with Boeing for KC-135 aircraft. The company receives customer deposits from Boeing based on milestones in the maintenance process.

5. CLAIMS

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

The following table represents the net income per share calculations for the three-month and six-month periods ended June 30, 2003 and 2002:

(All numbers in thousands, except income per share)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(As Restated)		(As Restated)
Net income	$2,129	$2,977	$2,822	$4,935
Weighted average shares	4,043	4,083	4,040	4,075
Basic net income per share	$0.53	$0.73	$0.70	$1.21
Dilutive securities: options	334	543	341	456
Diluted weighted average shares	4,377	4,626	4,381	4,531
Diluted net income per share	$0.49	$0.64	$0.65	$1.09

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised approximately 67% and 59% of the company’s total revenues for the six-month periods ended June 30, 2003 and 2002, respectively. The company’s two largest programs generated approximately 83% of its revenues during this same period of 2003 and 87% in 2002. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

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

The following table presents information about segment profit or loss for the three months ended June 30, 2003 and 2002:

(In thousands)

Three Months Ended June 30, 2003 (As Restated)	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$34,276	$11,317	$1,428	$47,021
Revenues from external foreign customers		160	72	232
Inter-company revenues	2	549	508	1,059

Total segment revenues	34,278	12,026	2,008	48,312
Elimination				(1,059)

Total Revenue				$47,253

Gross profit	12,963	(928)	(915)	11,120
Segment operating income (loss)	7,753	(2,912)	(1,177)	3,664
Interest expense				230
Litigation, net				—
Income taxes				1,305

Net income				$2,129

Assets	$67,693	$32,473	$5,874	$106,040
Depreciation/amortization	712	384	59	1,155
Capital Additions	272	1,104	5	1,381

Three Months Ended June 30, 2002	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$25,469	$13,083	$3,026	$41,578
Revenues from external foreign customers		216	128	344
Inter-company revenues	1		76	77

Total segment revenues	25,470	13,299	3,230	41,999
Elimination				(77)

Total Revenue				$41,922

Gross profit	7,807	933	490	9,230
Segment operating income (loss)	4,356	(927)	123	3,552
Interest expense				230
Litigation, net				(1,480)
Income taxes				1,825

Net income				$2,977

Assets	$48,384	$24,749	$8,196	$81,329
Depreciation/amortization	591	187	72	850
Capital Additions	557	1,484	5	2,046

The following table presents information about segment profit or loss for the six months ended June 30, 2003 and 2002:

(In thousands)

Six Months Ended June 30, 2003 (As Restated)	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$56,267	$20,643	$3,325	$80,235
Revenues from external foreign customers		2,486	201	2,687
Inter-company revenues	100	592	640	1,332

Total segment revenues	56,367	23,721	4,166	84,254
Elimination				(1,332)

Total Revenue				$82,922

Gross profit	20,012	(1,446)	(941)	17,625
Segment operating income (loss)	11,397	(4,984)	(1,414)	4,999
Interest expense				449
Litigation, net				—
Income taxes				1,728

Net income				$2,822

Assets	$67,693	$32,473	$5,874	$106,040
Depreciation/amortization	1,206	596	111	1,913
Capital Additions	2,018	1,814	51	3,883

Six Months Ended June 30, 2002	GSG	CSG	MCG	Consolidated
Revenues from external domestic customers	$47,689	$23,361	$6,303	$77,353
Revenues from external foreign customers		301	313	614
Inter-company revenues	1		76	77

Total segment revenues	47,690	23,662	6,692	78,044
Elimination				(77)

Total Revenue				$77,967

Gross profit	14,869	1,531	1,188	17,588
Segment operating income (loss)	8,451	(1,922)	486	7,015
Interest expense				535
Litigation, net				(1,480)
Income taxes				3,025

Net income				$4,935

Assets	$48,384	$24,749	$8,196	$81,329
Depreciation/amortization	1,197	382	171	1,750
Capital Additions	1,665	2,648	5	4,318

Due to the long-term nature of much of the company’s business, the depreciation and amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in accumulated depreciation and amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process.

The following table reconciles the effect of this capitalization of costs for the three months ended June 30, 2003 and 2002:

(In thousands)

Three Months Ended June 30	2003	2002
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$1,048	$1,147
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	107	(76)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$1,155	$850

The following table reconciles the effect of this capitalization of costs for the six months ended June 30, 2003 and 2002:

(In thousands)

Six Months Ended June 30	2003	2002
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$1,788	$2,311
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	125	(561)

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$1,913	$1,750

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, “ an interpretation of Accounting Research Bulletin 51 “Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIE”) by business enterprises. FIN 46 requires immediate consolidation of VIEs created after January 31, 2003, and the compliance of older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is still evaluating the impact, if any, that adoption of FIN 46 may have on its consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein.

Restatement

The company restated its consolidated financial statements for the quarterly period ended June 30, 2003 to reflect adjustments related to the amounts and timing of revenue recognition and contract loss accruals (see Note 1 to the Consolidated Financial Statements). The following discussion of the financial condition and results of operations of the company has been amended in its entirety to reflect changes resulting from this restatement.

Three months ended June 30, 2003

Versus three months ended June 30, 2002

The table below presents major highlights from the quarters ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change
Revenue	$47.3	$41.9	12.9%
Gross Profit	11.1	9.2	20.7%
Operating income	3.7	3.6	2.8%
Income before taxes	3.4	4.8	(29.2)%
Net income	2.1	3.0	(30.0)%
EBITDA	4.8	5.9	(18.6)%

EBITDA for the quarters ended June 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002
Net Income	$2.1	$3.0
Interest	0.2	0.2
Taxes	1.3	1.8
Depreciation & Amortization	1.2	0.9

EBITDA	$4.8	$5.9

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

The table below presents the highlights in Revenue by Operating Segment from the three months ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change
GSG	34.3	25.5	8.8	34.5%
CSG	12.0	13.3	(1.3)	(9.8)%
MCG	2.0	3.2	(1.2)	(37.5)%
Eliminations	(1.1)	(0.1)	(1.0)
Total	47.2	41.9	5.3	12.6%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 23.6% commercial and 76.4% government in 2003 and 38.9% commercial and 61.1% government in 2002.

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

The decrease in the CSG revenue of $1.3 million was primarily due to a decrease of $4.1 million of Commercial Maintenance, Repair, and Overhaul (“MRO”) sales offset by an increase in Conversion revenues of $2.1 million and the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million. Sales of parts remained relatively constant between the two periods.

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

Cost of sales increased during the second quarter from $32.7 million in 2002 to $36.1 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company increased from 22.0% in the second quarter of 2002 to 23.5% in the second quarter of 2003. Cost of sales during the second quarter of 2003 included a $0.6 million charge for estimated losses on contracts-in-process.

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

Six months ended June 30, 2003

Versus six months ended June 30, 2002

The table below presents major highlights from the six months ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change
Revenue	$82.9	$78.0	6.3%
Gross Profit	17.6	17.6	0.0%
Operating income	5.0	7.0	(28.6)%
Income before taxes	4.6	8.0	(42.5)%
Net income	2.8	4.9	(42.9)%
EBITDA	6.8	10.2	(33.3)%

EBITDA for the six months ended June 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002
Net Income	$2.8	$4.9
Interest	0.4	0.5
Taxes	1.7	3.0
Depreciation & Amortization	1.9	1.8

EBITDA	$6.8	$10.2

The table below presents the highlights in Revenue by Operating Segment from the six months ended June 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change
GSG	56.4	47.7	8.7	18.2%
CSG	23.7	23.7	0.0	0.0%
MCG	4.2	6.7	(2.5)	(37.3)%
Eliminations	(1.3)	(0.1)	(1.2)
Total	83.0	78.0	5.0	6.4%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 28.9% commercial and 71.1% government in 2003 and 35.9% commercial and 64.1% government in 2002.

The $8.7 million increase in the sales of the GSG was due primarily to increased revenue under the KC-135 PDM program of $10.2 million and an increase in C-130 related work of $0.4 million offset by a decrease of $1.9 million in other programs. During the six months ended June 30, 2003 the company delivered 17 PDM aircraft whereas during the same period in 2002 the company delivered 16 PDM aircraft. Year-over-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered and the recognition of a REA in the amount of $0.7 million related to work on the KC-135 program.. The company completed work on two C-130 drop-in aircraft during the six months ended June 30, 2003 with no corresponding sales on C-130s during the same period in the prior year. The overall increase of PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $1.9 million during the six months ended June 30, 2002 and no sales during the same period of 2003. The KC-135 PDM programs represented 99.1% of the revenue of the GSG during the first six months of 2003 and 95.7% during the same period of 2002.

CSG revenue remained constant at $23.7 million, with a decrease of $2.9 million of Commercial MRO sales offset by increases in Conversion revenues of $2.1 million, the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million and an increase in the sales of Parts of $0.1 million.

Revenue in the MCG decreased $2.5 million for the six months ended June 30, 2003 versus the same period in 2002. Sales at the Space Vector division decreased $2.1 million primarily as a result of concluding work on a target program. Revenue in the Pemco Engineers division declined $0.3 million between the two periods. The six months ended June 30, 2002 also included a sale of $0.1 million of consignment inventory held from a former division of the Group.

Cost of sales increased during the six months ended June 30, from $60.4 million in 2002 to $65.3 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company decreased from 22.6% during the six months ended June 30, 2002 to 21.3% for the same period of 2003, primarily as a result of higher training and learning curve costs at the CSG incurred in connection with work performed on new types of aircraft. Such costs included a $0.6 million charge for estimated losses on contracts-in-process.

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

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

(In thousands except long term debt to equity)

	June 30, 2003	December 31, 2002	Change
Cash	$162	$2,795	$(2,633)
Working Capital	26,628	23,953	2,675
Revolving credit facility	13,587	10,873	2,714
Long term debt and capital lease obligations	5,956	6,208	(252)
Shareholders’ equity	14,491	11,536	2,955
Long term debt to equity	1.35	1.48	(0.13)

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

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, the Plan was under-funded by approximately $37.5 million at December 31, 2002. The company anticipates that it will be required to make further contributions to the Plan during 2003. Under ERISA rules, the company expects that the minimum required contribution in 2003 would be approximately $10.3 million. As of the date of this report, the company has made contributions of $4.4 during 2003. It is possible that the company may elect, as it did during 2001, to contribute more than the minimum requirement.

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

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs generally impact the company’s proposal processes, including the determination of pricing for fixed price and time-and-material elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, time-and-material, and other types of contracts-in-process, and costs incurred in their performance. For additional information regarding accounting policies the company has established for recognizing revenue, see “Revenue Recognition” in Note 1 to the Consolidated Financial Statements.

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

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at June 30, 2003 and June 30, 2002:

Customer Type	2003	2002
U.S. Government	$108,508	$128,313
Commercial	13,587	15,017

Total	$122,095	$143,330

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

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

10.1	Non-Qualified Stock Option Plan amended and restated May 15, 2003.	(1)

10.2	First Amendment to the Credit and Security Agreement Dated May 22, 2003 between Pemco Aviation Group, Inc. and SouthTrust Bank	(1)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

(1)	Previously filed on August 13, 2003 with the company’s Form 10-Q for the quarter ended June 30, 2003
(*)	Filed herewith

b. Reports on Form 8-K

The company filed no reports on Form 8-K during the quarter ended June 30, 2003.

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