Form 10-Q/A
period 2003-09-30
PEMCO AVIATION GROUP INC
filed 2004-04-14
CIK 771729

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q is to restate the unaudited consolidated financial statements of Pemco Aviation Group, Inc. and subsidiaries for the three and nine months ended September 30, 2003, to reflect adjustments related to the amounts and timing of revenue recognition and contract loss accruals (see Note 1 to the Consolidated Financial Statements).

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of this Quarterly Report on Form 10-Q. This Amendment No. 1 does not reflect events occurring after the November 5, 2003 original filing date of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as noted above and described in Note 1 to the Consolidated Financial Statements. All information contained in this Amendment No. 1 may be updated or supplemented by disclosures contained in the company’s periodic reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

The items of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 that have been amended and restated herein are as follows:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	September 30, 2003 Unaudited	December 31, 2002
	(As Restated, See Note 1)
Current assets:
Cash	$1,813	$2,795
Accounts receivable, net	31,758	30,162
Inventories, net	27,898	16,292
Deferred income taxes	9,042	13,092
Prepaid expenses and other	1,946	1,204

Total current assets	72,457	63,545

Machinery, equipment and improvements at cost:
Machinery and equipment	30,820	28,193
Leasehold improvements	27,486	22,426
Construction-in-process	600	4,214

	58,906	54,833
Less accumulated depreciation and amortization	(32,954)	(30,193)

Net machinery, equipment and improvements	25,952	24,640

Other non-current assets:
Deposits and other	1,141	933
Related party receivable	455	425
Intangible pension asset	5,410	5,410
Intangible assets, net	244	315

	7,250	7,083

Total assets	$105,659	$95,268

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except common share information)

	September 30, 2003 Unaudited	December 31, 2002
	(As Restated, See Note 1)
Current liabilities:
Current portion of long-term debt	$1,275	$1,103
Current portion of pension liability	8,271	10,341
Accounts payable	3,108	4,258
Accrued liabilities - payroll related	10,728	7,816
Accrued liabilities - other	9,946	7,192
Customer deposits in excess of cost	12,132	8,882

Total current liabilities	45,460	39,592

Long-term debt	20,433	17,081
Long-term pension benefit liability	19,529	25,341
Other long-term liabilities	1,808	1,718

Total liabilities	87,230	83,732

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,042,146 and 4,030,595 outstanding at September 30, 2003 and December 31, 2002, respectively	1	1
Additional paid-in capital	10,043	9,684
Retained earnings	35,309	28,520
Treasury stock, at cost – 359,723 and 348,899 shares at September 30, 2003 and December 31, 2002, respectively	(7,043)	(6,788)
Accumulated other comprehensive loss	(19,881)	(19,881)

Total stockholders’ equity	18,429	11,536

Total liabilities and stockholders’ equity	$105,659	$95,268

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
	(As Restated, See Note 1)
Net sales	$44,095	$35,400
Cost of sales	31,438	29,097

Gross profit	12,657	6,303

Selling, general, and administrative expenses	6,563	4,810

Income from operations	6,094	1,493

Interest	224	326
Insurance recovery	(527)

Income before income taxes	6,397	1,167
Income tax expense	2,430	443

Net income	$3,967	$724

Net income per common share:
Basic	$0.98	$0.19
Diluted	$0.91	$0.17

Weighted average common shares outstanding:
Basic	4,043	3,778
Diluted	4,368	4,205

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(As Restated, See Note 1)
Net sales	$127,017	$113,367
Cost of sales	96,735	89,476

Gross profit	30,282	23,891

Selling, general, and administrative expenses	19,189	15,383

Income from operations	11,093	8,508

Interest	673	861
Insurance recovery	(527)
Litigation, net		(1,480)

Income before income taxes	10,947	9,127
Income tax expense	4,158	3,468

Net income	$6,789	$5,659

Net income per common share:
Basic	$1.68	$1.42
Diluted	$1.55	$1.28

Weighted average common shares outstanding:
Basic	4,041	3,976
Diluted	4,376	4,422

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(As Restated, See Note 1)
Cash flows from operating activities:
Net income	$6,789	$5,659

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,761	3,143
Provision for deferred income taxes	4,158	3,101
Funding in excess of pension cost	(7,882)	401
Amortization of intangible asset	123	141
Changes in assets and liabilities:
Related party receivable	(30)
Accounts receivable, net	(1,596)	(10,297)
Inventories	(11,606)	(674)
Prepaid expenses and other	(742)	(647)
Deposits and other	(260)	(998)
Accounts payable and accrued liabilities	7,851	10,269

Total adjustments	(7,223)	4,439

Net cash (used in) provided by operating activities	(434)	10,098

Cash flows from investing activities:
Capital expenditures	(4,072)	(5,542)

Net cash used in investing activities	(4,072)	(5,542)

Cash flows from financing activities:
Proceeds from exercise of stock options	252	1,096
Purchase of treasury stock	(255)	(6,690)
Net change under revolving credit facility	3,965	1,061
Borrowings under long-term debt	395	1,192
Principal payments under long-term debt	(833)	(1,824)

Net cash provided by (used in) financing activities	3,524	(5,165)

Net decrease in cash	(982)	(609)

Cash, beginning of period	2,795	927

Cash, end of period	$1,813	$318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$440	$735

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2003 and 2002

1. RESTATEMENT

Subsequent to the filing of the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, the company determined that certain revenue transactions did not meet all of the criteria required for revenue recognition pursuant to U.S. generally accepted accounting principles, Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and related authoritative guidance. In addition, the company determined that reserves for losses on contracts-in-process were not timely identified and recorded in the appropriate period. Therefore, the company has restated this Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2003, for the effects of these transactions. This restatement has also been reflected in the company’s Amendment No. 1 to Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003.

The effects of the restatement on the unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 are presented below:

(In thousands, except per share information)

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net Sales	$43,946	$44,095	$128,296	$127,017
Gross Profit	$12,453	$12,657	$32,146	$30,282
Net Income	$3,840	$3,967	$7,943	$6,789
Net income per share, basic	$0.95	$0.98	$1.97	$1.68
Net income per share, diluted	$0.88	$0.91	$1.82	$1.55

*	As previously reported in the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the Securities and Exchange Commission on November 5, 2003.

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

The company reversed approximately $1.4 million in revenue related to such transactions during the second quarter. Related to one transaction, the company reversed $528,000 of revenue, of which approximately $300,000 was recognized prematurely and approximately $228,000 was improperly recognized. Of the $300,000 recognized prematurely, $150,000 should have been, and after the restatement adjustment was, recognized during the third quarter. Related to another transaction, the company reversed $900,000 of revenue during the second quarter, and reversed a charge to bad debt expense of equal amount associated with this revenue during the third quarter. Additionally, the company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. The adjustments to revenue related to these transactions reduced total estimated contract revenues, and therefore affected the company’s calculation of its provision for losses on uncompleted contracts. Including the effect of these revenue adjustments in the company’s reserve for contract loss calculations resulted in an increase to cost of sales of approximately $937,000, $640,000 and $1,141,000, and a corresponding increase to the reserve for contract losses, as of and for the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively. The accrual of these loss provisions during the first and second quarters resulted in an adjustment to decrease cost of sales previously reported during the second and third quarters by approximately $937,000 and $640,000, respectively, upon delivery of the aircraft.

In addition to the restatements described in the preceding paragraph, the company recorded other charges to cost of sales in the third quarter totaling approximately $344,000 related to warranty expense, bad debt expense, and other contract loss provisions, all of which were originally charged to cost of sales during the fourth quarter.

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

The company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The following table illustrates what the effect on net income and earnings per share would have been if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock options granted to employees.

(In thousands except per share information)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(As Restated)		(As Restated)
Net Income – as reported	$3,967	$724	$6,789	$5,659
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(182)	(136)	(1,339)	(1,149)

Net income – pro forma	$3,785	$588	$5,450	$4,510

Net income per share, basic – as reported	$0.98	$0.19	$1.68	$1.42

Net income per share, diluted – as reported	$0.91	$0.17	$1.55	$1.28

Net income per share, basic – pro forma	$0.94	$0.16	$1.35	$1.13

Net income per share, diluted – pro forma	$0.87	$0.14	$1.25	$1.02

4. INVENTORIES

Inventories as of September 30, 2003 and December 31, 2002 consist of the following:

(In thousands)

	September 30, 2003	December 31, 2002
Work in process	$41,214	$26,181
Finished goods	2,206	2,347
Raw materials and supplies	8,078	4,153

Total	51,498	32,681
Less reserves	(2,766)	(2,545)
Less milestone payments and customer deposits	(20,834)	(13,844)

	$27,898	$16,292

The company receives deposits from certain customers based on milestones in the maintenance process. The title to all inventory on which the company receives these payments is vested in the customer to the extent of the deposit balance.

5. GOVERNMENT CLAIMS

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

7. NET INCOME PER SHARE

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

The following table represents the net income per share calculations for the three-month and nine-month periods ended September 30, 2003 and 2002:

(In thousands, except income per share)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(As Restated)		(As Restated)
Net income	$3,967	$724	$6,789	$5,659
Weighted average shares	4,043	3,778	4,041	3,976
Basic net income per share	$0.98	$0.19	$1.68	$1.42
Dilutive securities: options	325	427	335	446
Diluted weighted average shares	4,368	4,205	4,376	4,422
Diluted net income per share	$0.91	$0.17	$1.55	$1.28

Options to purchase approximately 217,000 and 0 shares of common stock at September 30, 2003 and 2002, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

8. DEBT

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

9. STOCKHOLDERS’ EQUITY

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

10. CONTINGENCIES

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

11. SEGMENT INFORMATION

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

The following table presents information about segment profit or loss for the three months ended September 30, 2003 and 2002:

(In thousands)

Three Months Ended September 30, 2003 (As Restated)	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$34,138	$7,757	$1,621	$43,516
Revenues from external foreign customers		473	106	579
Inter-company revenues	6	563	140	709

Total segment revenues	34,144	8,793	1,867	44,804
Elimination				(709)

Total Revenue				$44,095

Gross profit	14,221	(1,292)	(272)	12,657
Segment operating income (loss)	8,534	(1,865)	(575)	6,094
Interest expense				224
Insurance claim				(527)
Income taxes				2,430

Net income				$3,967

Assets	$70,114	$30,004	$5,541	$105,659
Depreciation/amortization	656	286	57	999
Capital Additions	292	158	11	461

Three Months Ended September 30, 2002	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$19,355	$9,302	$2,904	$31,561
Revenues from external foreign customers		3,756	83	3,839
Inter-company revenues	9		28	37

Total segment revenues	19,364	13,058	3,015	35,437
Elimination				(37)

Total Revenue				$35,400

Gross profit	5,690	262	351	6,303
Segment operating income (loss)	2,606	(1,058)	(55)	1,493
Interest expense				326
Income taxes				443

Net income				$724

Assets	$54,308	$25,548	$7,484	$87,340
Depreciation/amortization	464	217	75	756
Capital Additions	389	834		1,223

The following table presents information about segment profit or loss for the nine months ended September 30, 2003 and 2002:

(In thousands)

Nine Months Ended September 30, 2003 (As Restated)	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$90,404	$28,401	$4,945	$123,750
Revenues from external foreign customers		2,960	307	3,267
Inter-company revenues	107	1,155	780	2,042

Total segment revenues	90,511	32,516	6,032	129,059
Elimination				(2,042)

Total Revenue				$127,017

Gross profit	34,372	(2,888)	(1,202)	30,282
Segment operating income (loss)	19,931	(6,848)	(1,990)	11,093
Interest expense				673
Insurance claim				(527)
Income taxes				4,158

Net income				$6,789

Assets	$70,114	$30,004	$5,541	$105,659
Depreciation/amortization	1,862	882	168	2,912
Capital Additions	1,935	2,347	62	4,344

Nine Months Ended September 30, 2002	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$67,044	$32,663	$9,207	$108,914
Revenues from external foreign customers		4,057	396	4,453
Inter-company revenues	10		104	114

Total segment revenues	67,054	36,720	9,707	113,481
Elimination				(114)

Total Revenue				$113,367

Gross profit	20,559	1,793	1,539	23,891
Segment operating income (loss)	11,057	(2,980)	431	8,508
Interest expense				861
Litigation, net				(1,480)
Income taxes				3,468

Net income				$5,659

Assets	$54,308	$25,548	$7,484	$87,340
Depreciation/amortization	1,612	611	244	2,467
Capital Additions	2,055	3,482	5	5,542

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

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Restatement

The company restated its consolidated financial statements for the quarterly period ended September 30, 2003 to reflect adjustments related to the amounts and timing of revenue recognition, contract loss accruals, and other adjustments as described in Note 1 to the Consolidated Financial Statements. The following discussion of the financial condition and results of operations of the company has been amended in its entirety to reflect changes resulting from this restatement.

Three months ended September 30, 2003

Versus three months ended September 30, 2002

The table below presents major highlights from the quarters ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change
Revenue	$44.1	$35.4	24.6%
Gross Profit	12.7	6.3	101.6%
Operating income	6.1	1.5	306.7%
Income before taxes	6.4	1.2	433.3%
Net income	4.0	0.7	471.4%
EBITDA	7.6	2.2	245.5%

EBITDA for the quarters ended September 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002
Net Income	$4.0	$0.7
Interest	0.2	0.3
Taxes	2.4	0.4
Depreciation & Amortization	1.0	0.8

EBITDA	$7.6	$2.2

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

The table below presents Revenue by Operating Segment from the three months ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change
GSS	34.1	19.4	14.7	75.8%
CSS	8.8	13.0	(4.2)	(32.3)%
MCS	1.9	3.0	(1.1)	(36.7)%
Eliminations	(0.7)	—
Total	44.1	35.4	8.7	24.6%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 21.7% commercial and 78.3% government in 2003 and 39.3% commercial and 60.7% government in 2002.

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

The decrease in the CSS revenue of $4.2 million was primarily due to a decrease of $5.6 million of Commercial Maintenance, Repair, and Overhaul (“MRO”) sales on DC-9 and Boeing 737 aircraft offset by an increase in Conversion revenues of $1.4 million.

Revenue in the MCS decreased $1.1 million for the three months ended September 30, 2003 versus the same period in 2002. Sales at the Space Vector subsidiary decreased $1.1 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers subsidiary remained relatively constant between the two periods.

Cost of sales increased during the third quarter from $29.1 million in 2002 to $31.4 million in 2003, primarily as a result of the increase in sales between the two periods. The company delivered eight aircraft under the KC-135 contract during the third quarter of 2003 compared with six delivered during the same period of 2002. Overall, the gross profit percentage of the company increased from 17.8% in the third quarter of 2002 to 28.7% in the third quarter of 2003. The percentage increase is due to several factors. Included in Cost of Sales for the quarter is a $0.7 million insurance recovery related to a fire in the company’s Dothan, Alabama facility in January 2002. In addition, the KC-135 aircraft delivered during the third quarter of 2003 were on average more profitable than those delivered during 2002 as a result of an increase in non-routine work and a change in the KC-135 model mix.

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

Nine months ended September 30, 2003

Versus nine months ended September 30, 2002

The table below presents major highlights from the nine months ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change
Revenue	$127.0	$113.4	12.0%
Gross Profit	30.3	23.9	26.8%
Operating income	11.1	8.5	30.6%
Income before taxes	10.9	9.1	19.8%
Net income	6.8	5.7	19.3%
EBITDA	14.6	12.5	16.8%

EBITDA for the nine months ended September 30, 2003 and 2002 was calculated using the following approach:

(In millions)

	2003	2002
Net Income	$6.8	$5.7
Interest	0.7	0.9
Taxes	4.2	3.5
Depreciation & Amortization	2.9	2.4

EBITDA	$14.6	$12.5

The table below presents Revenue by Operating Segment from the nine months ended September 30, 2003 and 2002.

(In millions)

	2003	2002	Change	% Change
GSS	90.5	67.1	23.4	34.9%
CSS	32.5	36.7	(4.2)	(11.4)%
MCS	6.0	9.7	(3.7)	(38.1)%
Eliminations	(2.0)	(0.1)
Total	127.0	113.4	15.5	13.7%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 27.0% commercial and 73.0% government in 2003 and 35.4% commercial and 64.6% government in 2002.

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

The decrease in the CSS revenue of $4.2 million was primarily due to a decrease of $8.5 million of Commercial MRO sales offset by increases in Conversion revenues of $3.5 million, the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million and an increase in the sales of parts of $0.1 million.

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

Cost of sales increased during the nine months ended September 30, from $89.5 million in 2002 to $96.7 million in 2003, primarily as a result of the increase in sales between the two periods. Overall, the gross profit percentage of the company increased from 21.1% during the nine months ended September 30, 2002 to 23.8% for the same period of 2003. The percentage increase is attributable to several factors. The KC-135 aircraft delivered during the 2003 were on average more profitable than those delivered during 2002 as a result of an increase in non-routine work and changes in the KC-135 model mix. In addition, included in Cost of Sales for 2003 is a $0.7 million insurance recovery related to a fire in the company’s Dothan, Alabama facility in January 2002.

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

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

(In thousands except long term debt to equity)

	September 30, 2003	December 31, 2002	Change
Cash	$1,813	$2,795	$(982)
Working Capital	26,997	23,953	3,044
Revolving credit facility	14,838	10,873	3,965
Long term debt and capital lease obligations	5,595	6,208	(613)
Shareholders’ equity	18,429	11,536	6,893
Long term debt to equity	1.11	1.48	(0.37)

Operating activities used $0.4 million of cash during the nine months ended September 30, 2003. Operating activities provided $10.1 million of cash during the same period of 2002. The company received proceeds from the exercise of company stock options of $0.3 million and $1.1 million during the nine months ended September 30, 2003 and 2002, respectively. Cash of $4.1 million and $5.5 million was used during the nine months ended September 30, 2003 and 2002, respectively, for capital expenditures, and $0.3 million and $6.7 million, respectively, was used for the repurchase of company common stock.

At September 30, 2003 the company had additional borrowing capacity of $5.2 million under its revolving line of credit.

The increase in inventories between December 31, 2002 and September 30, 2003, reflected on the company’s Consolidated Statement of Cash Flows, is due primarily to work in process at CSS related to aircraft cargo conversion programs. The company anticipates the increase in work in process to be short-term, and expects a reduction in the fourth quarter.

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

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, the Plan was under-funded by approximately $37.5 million at December 31, 2002. Under ERISA rules, the company has paid the minimum required contribution in 2003. As of the date of this report, the company has made contributions of $9.3 million during 2003. The company does not expect to make any further contributions to the Plan during 2003.

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

The reduction in government backlog was primarily related to the company’s GSS. The GSS decreased its backlog approximately $14 million year-over-year. The decrease in the GSS was due to a reduction in the number of aircraft in the backlog, which were 29 in 2003 versus 35 in 2002. In addition, during the third quarter of 2002, several aircraft at the GSS were in work in process due to poor weather during the last month of the quarter that delayed test flights, resulting in the sale of these aircraft during the fourth quarter of 2002.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

10.1	Amendment No. 1 to Amended and Restated Employment Agreement between Pemco Aviation Group, Inc. and Ronald A. Aramini dated May 13, 2003.	(1)

10.2	First Amendment to Executive Deferred Compensation Agreement between Pemco Aviation Group, Inc. and Ronald A. Aramini dated May 16, 2003.	(1)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*	)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*	)

(1)	Previously filed with the company’s Form 10-Q for the quarter ended September 30, 2003 on November 5, 2003.
(*)	Filed herewith

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