Form 10-K
period 2003-12-31
PEMCO AVIATION GROUP INC
filed 2004-04-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003,

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

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2003 was approximately $23,689,000.

The number of shares of the company’s Common Stock outstanding as of April 12, 2004 was 4,045,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2003) are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

PEMCO AVIATION GROUP, INC.

- i -

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

The company provides such services for government and military customers primarily through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The GSS’s facilities, tooling, experienced labor force, quality, and on time delivery record position it as one of the premiere providers of PDM for large transport aircraft in the country.

The company’s Commercial Services Segment (“CSS”) provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The CSS provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The CSS is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The CSS also has broad experience in modifying commercial aircraft and providing value-added technical solutions, and holds over 70 proprietary Supplemental Type Certificates (“STCs”). The CSS’s facilities, tooling, and experienced labor force enable it to perform a broad range of airframe modifications for its customers. The CSS has performed nearly 300 cargo conversions encompassing 19 different types of narrow and wide-body commercial aircraft and is currently investigating the economic potential of converting the Boeing 757 to freighter configuration.

The company’s Manufacturing and Components Segment (“MCS”) designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

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

Coast Guard C-130 Contract Award

During August 2003, the GSS was awarded a contract from the United States Coast Guard (“USCG”) to perform depot level maintenance and repairs on HC-130 aircraft. The contract includes a base period of two years with three one-year options. The company received the first HC-130 aircraft under this contract in January 2004. The estimated value of this effort, including the three one-year options, is approximately $30 million. During the second quarter of 2003, the company received one HC-130 aircraft from the USCG in anticipation of the contract award. The company anticipates completion of this aircraft during the first quarter of 2004.

Air Force C-130 Spar Inspection Contract Award

During the first quarter of 2003, the company was awarded a contract from the United States Air Force (“USAF”) to perform spar inspections on C-130 aircraft. The company received its first C-130 aircraft under this contract during February 2003. The estimated value of this effort is approximately $2.4 million. During 2003, the company delivered four aircraft under this contract and recognized related revenues of $0.8 million. This contract is expected to continue through 2005.

B737-200/300 Conversion Approvals

In January 2003, the General Administration of Civil Aviation of China (“CAAC”) approved the company’s B737-300 aircraft cargo conversion for operations in China. In September 2003, the United Kingdom Civil Aviation Authority (“UK-CAA”) issued certification approval of the company’s B737-200/300 aircraft cargo conversion. The company believes that it has the only CAAC or UK-CAA approved certifications in the world to perform this type of conversion on Boeing 737-200/300 aircraft. During 2003, the company’s CSS completed six passenger-to-cargo conversions on B737-300 aircraft, several of which are in operation in China. The company anticipates growth for aircraft operating in the cargo environment over the next decade. The company believes its approvals from many airworthiness authorities throughout the world to perform such passenger to cargo conversions demonstrates its commitment to the quality of its conversion program and uniquely positions the company as a leader in the conversion market.

GECAS B737-300 Conversion Contract

In January 2003, the company received a contract from GE Capital Aviation Services (“GECAS”) to perform conversions on B737-300 aircraft from passenger-to-freighter configuration and passenger-to-quick-change configuration. The contract included six firm orders and four options. The company delivered six aircraft under this contract during 2003 and recognized related revenue of $20.4 million.

Treasury Stock

During the second quarter of 2003, the Board of Directors authorized the company to repurchase up to an additional 200,000 shares of its common stock, representing approximately 5% of the company’s issued and outstanding shares (“new repurchase program”). The repurchases are authorized to be made from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Investment Committee of the Board of Directors. The Board of Directors approved the new repurchase program after considering current economic market factors and the company’s capital position. As of December 31, 2003, the company had acquired approximately 11,000 shares under the new repurchase program.

During the third quarter of 2001, the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the company’s issued and outstanding shares (“prior repurchase program”). The company acquired approximately 349,000 shares under the prior repurchase program, which was terminated and replaced by the new repurchase program.

As of December 31, 2003, the company had repurchased approximately 360,000 shares under the new and prior repurchase programs at a cost of approximately $7.0 million.

Defined Benefit Pension Plan

As a result of unfavorable investment returns related to the company’s Defined Benefit Pension Plan (the “Plan”) during 2002 and 2001, coupled with an increase in actuarial liability resulting from lower interest rates, the Plan was under-funded by approximately $26.5 million at December 31, 2003. Pursuant to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), minimum funding requirements, the company made contributions to the Plan during 2003 of approximately $11.0 million. The company anticipates that it will be required to make contributions of approximately $8.6 million to the Plan during 2004.

C.	INDUSTRY OUTLOOK

Although the impact of September 11, 2001 will be felt in the aviation industry for years to come, the air travel market and the related commercial aircraft maintenance market are showing signs of recovery. The U.S. airline industry’s loss is expected to total about $5 billion in 2003, a significant improvement from the $11.3 billion loss in 2002. Passenger traffic trends also suggest expected improvements in the market. The Federal Aviation Administration (“FAA”) forecasts enplanements for U.S. airlines to grow from 549.5 million in 2003 to 573.7 million in 2004, a 4.4% growth rate. The same report forecasts Revenue Passenger Miles (“RPMs” – one revenue passenger flown one mile) to grow from 620.1 billion in 2003 to 641.4 billion in 2004,, a growth rate of 3.4%. Over the next 10 years, the FAA expects enplanements and RPMs to grow at average annual growth rates of 3.6% and 3.9%, respectively.

Aircraft operators continue to be pressured to lower their direct operating costs. A primary driver of this pressure is reduced yields. Air Transport Association member airlines reported average yields dropped from 12.05¢ per RPM in 2002 to 11.95¢ in 2003, a drop of 0.8%. In the wake of airline bankruptcies and tight military budgets, maintenance costs stand out as one of the only true controllable expenses. As such, both military and commercial operators are focused on the ways in which they can reduce their maintenance costs, and outsourcing to independent service providers has become more prevalent. In the commercial market, airlines such as United have already taken significant steps toward outsourcing man-power intensive activities such as heavy maintenance and signs continue to be positive that the third-party maintenance and modification industry will be the beneficiary of these trends in the coming years.

Military Maintenance and Modification Industry

Continuing conflicts in Iraq and Afghanistan and the deployment of various military aircraft to support these missions illustrate the operational requirements of the U.S. Armed Forces. This deployment requirement has insulated the military maintenance and modification industry from many of the effects of shrinking defense budgets. Budget restrictions have limited the U.S. Government’s ability to replace substantial portions of its aging transport fleets. The U.S. Government thus continues to utilize older aircraft. Typically, these older aircraft require more service than newer aircraft, generating greater revenue for the military maintenance and modification sector of the industry.

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

Commercial Maintenance and Modification Industry

Recovery trends carry over from the air travel market into the commercial airframe heavy maintenance market. Maintenance, Repair and Overhaul (“MRO”) industry consultants, Aerostrategy, estimate the 2003 total market for airframe heavy maintenance at $5.3 billion worldwide with approximately 40%, or just over $2 billion, of this demand generated in North America. The industry experts forecast this market to grow at 6.4% annually on a worldwide basis and 4.1% annually in North America.

The company anticipates that the portion of commercial aircraft maintenance that is outsourced to independent suppliers will continue to grow in response to pressures to further reduce operating costs. Further supporting the growth of the outsourced market is the continued success of low cost carriers (“LCCs”) which typically outsource most or all of their maintenance. Based on anticipated fleet and maintenance market growth, and the company’s expectation that outsourcing airframe maintenance should continue to increase, the company believes that the market segment in which it operates could grow substantially over the next several years.

The air cargo industry and the corresponding demand for freighter aircraft also suffered post-9/11. According to Boeing, in 1999 and 2000 the air cargo market grew 6.2% and 7.1%, respectively. In 2001, that market declined 5.9%. Similar to the passenger market, these impacts lingered, but the air cargo market shows signs of recovery, and growth through 2023 is projected at 6.4% annually. Over this period of time, industry estimates suggest that nearly 3,000 freighter aircraft will be added to the fleet to support market growth and anticipated retirement of older aircraft. Nearly 75% of those additions are expected to be supplied by passenger to freighter conversions.

Space Systems

The primary focus of company’s Space Vector subsidiary is to provide launch vehicles and/or associated subsystems for various National Missile Defense programs and other governmental agencies. While no new target vehicles were open to competitive bid during 2003, Space Vector expects to compete for several target missions scheduled for release during 2004. Although Space Vector has served the missile community since 1969, and is one of only four companies in the country that currently provide high fidelity guided target vehicles, no assurance can be given that Space Vector will receive significant amounts of work on new missile defense programs.

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

The company’s competition for military aircraft maintenance contracts includes Boeing Aerospace Support Center, Lockheed-Martin Aeromod, L-3 Communications, and various military depots. The company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace, and Dalfort Aerospace), and approximately ten smaller independent repair and modification operators. While many of the company’s competitors tend to specialize on specific portions of the aircraft, the company focuses on total airframe repair, maintenance and conversion. The company considers its competitive strengths to be its emphasis on quality, record of on-time delivery, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and strong customer base.

Government Services Segment

The company provides aircraft maintenance and modification services either directly as a prime contractor or indirectly as a sub-contractor. These services are provided to the Armed Forces and other agencies of the U.S. Government, as well as foreign military services through its GSS. The majority of the aircraft that the company services are transports such as the C-130 “Hercules” and refueling aircraft such as the KC-135. Currently, the U.S. KC-135 tanker fleet is estimated to include over 500 aircraft, and is projected to be in service through 2040. These aircraft are essential to support peacetime operations and war or contingency deployments. The Armed Forces cannot deploy without these resources. The demands placed on these aircraft mean that they require maintenance services such as those provided by the company.

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

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribbings, skins and wings, undergoes a thorough structural examination, which can result in repairs to the airframe. The aircraft’s avionics receive examination and repair, replacement or modification as required. The aircraft is repainted at the completion of the overhaul.

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

In August 1994, the USAF awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company completed work on the final aircraft inducted for PDM under this contract during 2003. On December 12, 2001 the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company’s involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million in revenues over the course of the agreement if all options are exercised. The company is currently operating in the second option year.

The company first performed PDM on the KC-135 in 1968 and has since processed over 3,000 such aircraft.

As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the KC-135 PDM program is anticipated to further expand to include additional upgrades such as new cockpit, lavatories, and avionics systems. The company has performed other major upgrades in the past, including wing re-skin, major rewire, corrosion prevention control, auto pilot and fuel savings advisory system modifications.

In August 2003, the company was awarded a contract from the USCG consisting of two base years and three one-year options to perform depot level maintenance and repairs on HC-130 aircraft. The contract contains provisions to perform the Progressive Structural Inspection Baseline (PSI-B) and Repair as well as Unscheduled Depot Level Maintenance (“UDLM”) work. The company received its first HC-130 aircraft under this contract in January 2004. This contract has an estimated value of $30 million in revenues over the course of the agreement if all options are exercised. In April 2003, prior to being awarded this contract, the company received one HC-130 aircraft from the USCG. The company anticipates delivery of this aircraft during the second quarter of 2004.

The GSS is located in Birmingham, Alabama in facilities that are believed to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

Commercial Services Segment

The company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its CSS. Programs for commercial maintenance range from single aircraft to multi-aircraft and can span a year or longer. The principal services performed under commercial maintenance contracts are “C” and “D” maintenance checks, passenger-to-freighter conversions, passenger-to-quick-change conversions, strip and paint, interior reconfiguration and fleet standardization.

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

The form, function and interval of the “C” and “D” checks are different with each operator’s program. Each operator must have its particular maintenance program approved by the FAA. A number of variables determines the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called “flight cycles”) that the aircraft regularly performs.

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

The company holds approximately 70 STCs from the FAA for the conversion of various aircraft from passenger-to-freighter, passenger-to-quick-change, and combination passenger and freighter conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA, and are then certified by an additional STC. The company holds passenger-to-freighter configuration STCs for the conversion of Boeing 727-100, 727-200,

737-200, 737-300 aircraft, and BAe-146 aircraft. Additionally, the company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The recent large decreases in prices for older commercial aircraft could increase the demand for conversions, and the company is expecting to expand this line of business in 2004 and beyond.

Contracts for commercial aircraft are performed at the company’s Dothan, Alabama facility. During 2002 and 2003 this facility received the FAA Diamond award for its training activities.

Manufacturing & Components Segment

The MCS is comprised of two independent manufacturing and service businesses located in California. The Pemco Engineers subsidiary designs and manufactures proprietary aerospace products; the Space Vector division subsidiary and manufactures launch vehicles and associated subsystems for scientific, military and commercial customers.

Pemco Engineers, Inc.

Pemco Engineers designs and manufactures aircraft cargo-handling systems (that the CSS often installs); high precision machined parts and components for aircraft; barrier nets and other sewn products; seat pallets; floor panels; flight deck doors; and other sheet metal components. The company’s principal expertise is in the innovative design and manufacturing of on-board cargo-handling systems for many types of large transport aircraft.

The company’s principal markets for cargo handling systems are major United States and foreign airlines and aircraft manufacturers. The company has approximately eight competitors in this market and considers its strengths in this industry to be its innovation, quality, reliability and cost-effective pricing.

The markets for high precision-machined components cover a wide range of manufacturers in numerous industries. There are over 1,000 manufacturers of components in the United States corresponding to an industry size of approximately $3 billion. The company’s competitors range in size from “single-machine” shops to companies with revenues exceeding $20 million. Most of the competitors, however, produce a broader mix of products while the company focuses on the manufacture of high precision components. The company considers its strengths in this industry to be its quality, competitive pricing, and on time delivery.

Boeing has recognized Pemco Engineers as a Gold contractor in all areas relating to product quality and as a Silver contractor in the delivery category.

Space Vector Corporation

The company’s Space Vector subsidiary maintains a research, development and engineering staff dedicated to the design, manufacture and launch of space-related systems. These systems include scientific sounding rockets, sophisticated guided target missiles, launch vehicles, guidance and control subsystems, vehicle structures and recovery systems. Space Vector has had prime contractor responsibility for launching 37 vehicles with go-ahead to launch in as short as eight months. The company’s hardware has flown on over 300 domestic and international space flights.

The company is a prime contractor to the Air Force Space & Missile Systems Center (“SMC”) on the Sounding Rocket Program (“SRP-2”) and has served as a subcontractor on large U.S. Department of Defense programs, including the Ground-based Midcourse Defense (“GMD”) Interceptor. The company also serves the scientific community and supports the NASA Sounding Rocket Operations Contract (“NSROC”).

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

Space Vector has supported numerous classified and unclassified target systems and Missile Defense flight tests by providing systems and components such as split clamshell Nose Fairings, Vehicle Structures, Avionics and Electronics, Attitude Control Systems, and Cabling and Test Equipment. The company’s quality system is certified to the ISO 9001 and AS9100 standards.

The company’s size, capabilities and experience have earned it the reputation of being a responsive, flexible and low cost provider of launch vehicle hardware and services.

E.	SALES

Foreign and Domestic Operations and Export Sales

All of the company’s revenues during 2003 were generated in the United States and all of the company’s assets were located in the United States. Approximately 2% of revenues in 2003 were generated from foreign owned entities. The company continuously reviews possible foreign ventures and sales opportunities.

The company provides maintenance and modification services for foreign-based aircraft owners and operators at its U.S. facilities. The company’s Space Vector and Pemco Engineers subsidiaries also sell in export markets. The services and products sold at the company’s U.S. locations are generally payable in U.S. dollars.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of export sales for the last three fiscal years:

Products and Services Rendered	2003	2002	2001
Aircraft Maintenance and Modification	96%	93%	91%
Space Vehicles and Support Systems	2%	4%	4%
Pemco Engineers	2%	3%	5%

Total	100%	100%	100%

Export Sales-Principally Europe	2%	3%	2%

Major Customers

The following table presents the percentages of total sales for the company’s largest customers for the last three fiscal years:

Customer	2003	2002	2001
U.S. Government	69%	67%	67%
Northwest Airlines	15%	25%	18%
GECAS	11%	0%	0%

F.	BACKLOG

The following table presents the company’s backlog at December 31, 2003 and 2002:

(In Thousands)

Customer Type	2003	2002
U.S. Government	$85,947	$93,683
Commercial	6,241	12,740

Total	$92,188	$106,423

U.S. Government backlog, which represented approximately 93% of the company’s total backlog in 2003, decreased $7.7 million or 8.3%. The backlog decrease is the result of 2 fewer KC-135 aircraft in work at the end of 2003 vs. 2002 at the GSS.

The GSS received 33 aircraft in 2001, 26 aircraft in 2002 and 29 aircraft in 2003 for PDM under its contracts. The company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

Total commercial backlog decreased $6.5 million or 51.2%. The primary reason for this decrease was the timing of sales for our largest customer at the CSS in 2003 vs. 2002. At the end of 2003, there was $5.5 million related to this customer vs. 2002 backlog of $11.7 million. The decrease of $0.3 million in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

G.	RAW MATERIALS

The company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. There are a large number of suppliers for these materials and they are readily available on the open market. The company has not entered into any long-term contracts with its suppliers of raw materials. The company experienced no significant shortages of raw material essential to its business during 2003 and does not anticipate any shortages of critical commodities in the near future.

The company procures many components, parts and equipment items from various domestic companies. The company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has lessened in the past few years as additional high technology suppliers have entered the market.

The U.S. Government furnishes a portion of the equipment and components used by the company in the fulfillment of the company’s services under U.S. Government contracts without charge to the company. The company is dependent upon U.S. Government furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability.

H.	PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The company holds approximately 70 FAA-issued STCs that authorize it to perform various modifications to aircraft. These modifications include air-stair installation, the conversion of commercial aircraft from passenger-to-freighter or passenger-to-quick change configurations and ground proximity and wind shear warning systems. The company has STCs applicable to various aircraft, including Boeing 737, BAe-146, and Airbus A320 series aircraft. Approximately 21 of the company’s STCs are related to its cargo handling systems for various types of large transport aircraft. STCs are not patentable; rather, they indicate a procedure that is acceptable to the FAA to perform a given air-worthiness modification. The company develops its STCs internally and uses licensing agreements with the original equipment manufacturer, when applicable. In addition, the company has obtained approvals from many airworthiness authorities throughout the world for its passenger-to-freighter or passenger-to-quick change configurations, principally related to the B737-200/300 aircraft.

The company also holds FAA-issued Parts Manufacturing Approvals (PMAs) that authorize it to manufacture parts of its own design or that of other manufacturers related to its cargo handling systems. The company holds numerous other PMAs, that give the company authority to manufacture certain parts used in the conversion of aircraft from passenger-to-freighter and passenger-to-quick change configurations.

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

In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment in November 2001. During 1999, the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003 and well installation has been completed. The costs of the Phase II Plan are expected to be approximately $441,000, of which the company has paid approximately

$341,000 as of December 31, 2003. Management believes that the results of the Phase II Plan will not have a material impact on the company’s financial position or results of operations.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s financial position or results of operations.

J.	EMPLOYEES

On December 31, 2003, the company had 2,230 employees. Approximately 1,686 of these employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), International Association of Machinists and Aerospace Workers (“IAM”), and the Association of Plant Police of America (“APPA”). The current collective bargaining agreements for most of these employees run through 2005.

Item 2.	Properties.

Following is a list of the company’s properties.

Birmingham, Alabama

The GSS, as well as the company’s corporate offices, are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 192 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 55,000 square foot general office building which houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower, which supplements the FAA-managed municipal air control tower for handling aircraft on the company’s property and a fire-fighting unit, which supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA (Europe) Repair Station and maintains a Department of Defense “SECRET” security clearance.

The facility is leased from the Birmingham Airport Authority. The lease expires September 30, 2019.

Dothan, Alabama

The Dothan facility of the CSS is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 80.0 acres of land with approximately 558,000 square feet of production and administrative floor space. The facility includes 296,000 square feet of aircraft hangar space, which is comprised of eight narrow-body bays, three wide-body bays, and a paint hangar. The facility also includes four warehouses, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,000 and 8,500 feet, an FAA Flight Service Station and a control tower.

The Dothan facility is an approved FAA, JAA and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement that, inclusive of a ten-year option period, expires in December 2033.

In December 2001, the company began construction on a 25,000 square foot addition to one of the wide-body hangers at its Dothan, Alabama facility. The first aircraft began using the new addition during the fourth quarter of 2002 and final work was completed on the addition during the first quarter of 2003.

Chatsworth, California

Space Vector Corporation, part of the MCS, is located in Chatsworth, California. This facility consists of three industrial buildings of approximately 63,000 square feet. One of these buildings, approximately 26,000 square feet, is currently subleased. Space Vector Corporation occupies these buildings under a lease agreement that expires in October 2004.

Corona, California

The Pemco Engineers division of the MCS is located in Corona, California. The facility consists of approximately 27,000 square feet and houses production and administrative functions. The facility is held under a lease agreement that expires in February 2005.

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

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three Boeing 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and the company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues on October 31, 2001. The parties have subsequently entered into arbitration and discovery is in its initial stages. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

On January 16, 2004, the company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. On January 20, 2004, GECAS filed suit against the company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the company filed a motion to dismiss the claim filed in the New York state court, for which no hearing date has been set. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

ACC Capital Corporation (“ACC Capital”) claims the company improperly terminated leases for computer hardware and software in November of 2002. The company filed a Declaratory Judgment action on February 4, 2003 in the District Court Northern District, Alabama to substantiate the company’s end-of-term option to purchase. ACC Capital filed an action in Utah state court on March 17, 2003, which was subsequently removed to federal court on the company’s motion. The company filed its Motion for Partial Summary Judgment on February 9, 2004. The company believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Employment Lawsuits

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals and all briefs filed. Arguments are expected to be heard by the Court during the second quarter of 2004. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the company’s financial position or results of operations.

The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the company’s stockholders in the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters

The company’s common stock trades on the Nasdaq National Market under the symbol “PAGI.” The following table sets forth the range of high and low sales prices for the common stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq. Quotations represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

	2003		2002
Quarter End	High	Low	High	Low
March 31	$26.90	$21.15	$24.97	$13.50
June 30	26.28	21.66	30.71	19.50
September 30	27.43	20.61	25.15	17.05
December 31	34.75	23.11	24.50	13.50

On April 12, 2004, there were 4,405,125 shares of common stock issued and 4,045,402 shares of common stock outstanding held by approximately 142 owners of record and 895 beneficial owners.

The company has never paid cash dividends on its common stock and currently intends to continue that policy indefinitely. The company’s credit facilities restrict its ability to pay dividends.

The last reported sales price of the company’s common stock on April 12, 2004 was $32.10.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the company’s financial statements and accompanying notes located elsewhere in this report and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating data for the company is as follows:

(In Thousands Except Per Share Information)

	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00	Year Ended 12/31/99
Net Sales	$190,376	$162,863	$165,460	$161,664	$169,273
Income from Operations	16,225	14,272	16,109	10,503	6,767
Net Income	9,984	8,841	14,862	9,449	6,177
Net Income per common share - diluted	$2.27	$2.02	$3.50	$2.23	$1.52

The following charges, or reversals of charges, are included in the consolidated operating data for the company and had an impact on year-to-year comparability of results. With the exception of the reversals of the deferred tax valuation allowance, all charges or reversals of charges are pre-tax:

•	The company maintains a valuation allowance for its deferred tax assets unless realization is considered more likely than not. The company evaluates the need for its deferred tax asset valuation allowance each year, which includes an analysis of past operating trends, projections of future operating results, and revisions to existing programs and contracts. The company reversed the valuation allowance partially each year during 1999, 2000 and 2001 as a result of the annual exercise of the one year renewal option or an increase in aircraft for on option year on the company’s largest contract, at which time the company could reasonably determine that utilization of the deferred tax assets was more likely than not. The reduction in the valuation allowance during 2003 resulted form the generation of Alabama taxable income during the year which resulted in the utilization of Alabama net operating loss carryforwards which had previously been subject to a valuation allowance. Reversal of the deferred tax valuation allowance had the effect of increasing Net Income in the years ended December 31, 1999, 2000, 2001, and 2003 by $2.5 million, $3.7 million, $5.9 million, and $0.4 million, respectively.

•	During the year ended December 31, 1999 the company recorded charges of $1.6 million relating to its former CEO/President’s employment agreement and $0.4 million for the relocation of the company’s headquarters from Denver, Colorado to Birmingham, Alabama. The company also recorded during 1999 a $5.0 million charge for potential litigation settlements, $1.3 million in charges relating to scaling back its Pemco Nacelles operation, and a charge of $1.6 million to reflect disputes with several customers over the payment of invoices. During the year ended December 31, 2000 the company was able to collect some of the $1.6 million in disputes on invoices and recorded a gain of $0.9 million. During the year ended December 31, 2002, the company recorded a net gain of $1.4 million related to various litigation settlements. During the year ended December 31, 2003, the company settled an insurance claim related to a fire at the company’s Dothan, Alabama facility, resulting in a gain of $1.2 million.

•	The company recorded charges for inventory obsolescence during the years ended December 31, 1999, 2000, 2001, 2002 and 2003 of $1.1 million, $0.7 million, $0.9 million, $0.4 million and $0.7 million, respectively.

•	The company originated a new bank loan in the year ended December 31, 2002, which resulted in a charge of $0.4 million related to prepayment fees and the write-off of un-amortized loan origination fees.

•	During the year ended December 31, 2000 the company recorded a charge of $0.7 million related to its leasehold improvements at its Clearwater, Florida facility upon its decision to relocate its remaining Florida based operations to Dothan, Alabama.

Consolidated balance sheet data for the company is as follows (in thousands of dollars):

	12/31/03	12/31/02	12/31/01	12/31/00	12/31/99
Working Capital	$28,093	$23,953	$8,138	$(4,455)	$(7,618)
Total Assets	105,422	95,268	78,385	60,129	57,403
Long Term Debt	20,299	17,081	3,994	4,199	4,168
Other Long Term Liabilities	17,755	27,059	13,977	2,641	3,023
Stockholders’ Equity	22,975	11,536	19,349	9,927	138

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein as Item 8.

OVERVIEW

The company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The company conducts its business through three operating segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The company’s services are generally provided under traditional contracting agreements that include fixed- price, time and material, cost plus and variations of such arrangements. The company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

The company’s success obtaining FAA approval during 2002 of its STC for modification of Boeing 737-300 aircraft from passenger to cargo configurations contributed significantly to its revenue growth from 2002 to 2003. The company performed six such conversions during 2003 compared to one during 2002. The company anticipates growth in the demand for freighter aircraft over the near term, as well as increased competition in the cargo conversion market. The company believes approvals from airworthiness authorities in China and the U.K. have helped position it as a leader in this global market. The company also experienced revenue growth from commercial MRO services during 2003. The company expects continued recovery from post 9-11 effects in the commercial airframe heavy maintenance market as carriers regain the confidence of air-travelers and operators place aircraft parked subsequent to 9-11 back into service. The company’s success in this industry continues to depend on its ability to offer competitive pricing and quality performance, and meet customer delivery requirements. The company believes that as commercial airline owners and operators face increased pressure to reduce costs, independent MRO service providers will continue to benefit by offering a lower-cost alternative to performing heavy maintenance in-house.

The market for PDM/MRO services provided to the U.S. Armed Forces and other government agencies is very mature, providing relatively slow growth and aggressive competition on pricing and scheduling. The company’s extensive years of experience in this market, proven past performance, and broad recognition of capabilities have helped to sustain its presence in this market. The company’s growth in this market is largely dependent on expanding beyond the current PDM/MRO business base, primarily consisting of the KC-135 program, and diversifying into other aircraft platforms. The USCG C-130 contract awarded to the company during 2003 was a significant step toward expanding the PDM/MRO base and re-establishing the company as a major competitor in the C-130 maintenance market. The company believes the aging of military aircraft, coupled with defense budget constraints limiting the development and deployment of new aircraft, will contribute to positive growth in the military PDM/MRO industry over the next decade.

The company responded to the opportunities and challenges of 2003 with strong performances in its GSS and CSS, reporting record consolidated sales during 2003 of $190.4 million, a 16.9% increase over 2002 sales of $162.9 million. Consolidated net income increased 13.6%, from $8.8 million in 2002 to $10.0 million in 2003.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2003

Versus twelve months ended December 31, 2002

The table below presents major highlights from the years ended December 31, 2003 and 2002.

(In $Millions)

	2003	2002	Change
Revenue	$190.4	$162.9	16.9%
Gross Profit	42.3	35.8	18.2%
Operating income	16.2	14.3	13.3%
Income before taxes	15.8	14.3	10.5%
Net income	10.0	8.8	13.6%
EBITDA	21.1	19.3	9.3%

EBITDA for the years ended December 31, 2003 and 2002 was calculated using the following approach:

(In $Millions)

	2003	2002
Net Income	$10.0	$8.8
Interest	0.9	1.5
Taxes	5.9	5.4
Depreciation and Amortization	4.3	3.6

EBITDA	$21.1	$19.3

The company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the company’s performance and to allocate resources. In addition, the company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the company’s business, the Depreciation and Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of depreciation expense on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in Revenue by Operating Segment for the years ended December 31, 2003 and 2002.

(In $Millions)

	2003	2002	Change	% Change
GSS	$126.4	$102.2	$24.2	23.7%
CSS	59.1	48.7	10.4	21.4%
MCS	7.8	12.1	(4.3)	(35.5%)
Eliminations	(2.9)	(0.1)

Total	$190.4	$162.9	$27.5	16.9%

Without regard to operating segments, the company’s mix of business between government and commercial customers was 68% government and 32% commercial in 2003 and 67% government and 33% commercial in 2002.

The $24.2 million increase in the sales of the GSS was due primarily to increased revenue under the KC-135 PDM program of $25.5 million and an increase in C-130 related work of $2.1 million, offset by a net decrease of $3.4 million in other programs. The KC-135 PDM program allows for the company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2003, the company delivered 32 PDM aircraft and two drop-in aircraft compared to 35 PDM and one drop-in aircraft during 2002. Year-over-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. In addition, the company’s pricing on the KC-135 PDM program increased as a result of a transition from government furnished material (“GFM”) to customer furnished material (“CFM”) that began during 2002, the effects of which were realized during 2003. Under the GFM arrangement, the government furnished the company free of charge certain material necessary for completing the PDM process. Under the CFM arrangement, the company began procuring material previously provided through the GFM arrangement and increased its pricing to the customer accordingly. The company also recognized revenue of $0.7 million related to an REA on work performed under the KC-135 program. The company completed work on four C-130 spar inspections during 2003 with no corresponding sales on C-130 aircraft during 2002. The overall increase of KC-135 PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $3.7 million during 2002 and no sales during 2003. The KC-135 PDM programs represented 98.0% of the revenue of the GSS during 2003 and 96.2% during 2002.

The increase in the CSS revenue of $10.4 million was primarily due to increases in Conversion revenues of $11.2 million, the recognition of an REA on the H-3 Helicopter program in the amount of $0.7 million, an increase in parts sales of $0.1 million, and an increase in engineering and design revenue of $1.6 million. The CSS delivered six cargo conversions during 2003 compared to one during 2002. These increases were partially offset by a decrease in commercial MRO sales of $3.2 million.

Revenue in the MCS decreased $4.3 million in 2003, declining to $7.8 million in 2003 from $12.1 million in 2002. Revenue declined primarily as a result of the early termination of a government contract for a launch vehicle program.

The company defines operating income, as shown in the Highlights Table at the beginning of this 2003 versus 2002 discussion, as revenue less cost of sales, less selling, general, and administrative expenses.

Cost of sales increased to $148.1 million in 2003 from $127.1 million in 2002. The increased cost of sales during 2003 was primarily a result of higher sales during the year. Overall, the company’s gross profit percentage increased to 22.2% in 2003 from 22.0% in 2002. The increase in gross profit percent is attributable to several factors. The KC-135 aircraft delivered during 2003 were on average more profitable than those delivered during 2002 as a result of an increase in non-routine work and changes in the KC-135 model mix. The company experienced several delays on KC-135 aircraft during 2002 due to the inability to obtain required parts which resulted in increased costs during the period. In addition, included in cost of sales during 2003 is a $0.7 million insurance recovery related to a fire at the company’s Dothan, Alabama facility in January 2002. These favorable factors were partially offset by relatively lower margins on work performed under new contracts during 2003. Cost of sales associated with new contracts included charges of $3.6 million related to estimated losses on contracts-in-process at December 31, 2003.

Selling, general, and administrative (“SG&A”) expenses increased from $21.5 million in 2002 to $26.1 million in 2003. As a percent of sales, SG&A expenses increased from 13.2% in 2002 to 13.7% in 2003. The increase in SG&A expense is attributable to several factors. The company continued to invest in its Industrial Engineering function during 2003 in an effort to improve productivity, adding approximately $0.5 million to SG&A expense year-over-year. The company incurred approximately $0.4 million in expenses during 2003 related to environmental remediation efforts compared to $0.1 million during 2002. The company increased its structural SG&A expense by expanding its marketing and business development capabilities across each segment and increasing the capacity of its internal audit function. At the company’s MCS, spending on internal research and development activities increased and the executive manager placed over the MCS during 2002 contributed to the increase year-over-year as a result of a partial year of activity during 2002 compared to a full year of activity during 2003.

Interest expense decreased to $0.9 million in 2003 from $1.5 million in 2002. The effective average interest rate on the company’s revolving credit facility was approximately 3.9% in 2003 versus 4.6% in 2002. In addition, the company recorded charges of approximately $400,000 related to the write-off of loan origination fees and prepayment fees in connection with refinancing its bank borrowings during the fourth quarter of 2002. The impact of these refinancing costs and the lower effective interest rate was partially offset by an increase in the company’s average debt outstanding during 2003 compared to 2002.

During 2003, the company recorded income tax provisions at an effective rate of 37%. The effective rate in 2003 includes favorable tax benefits generated from the utilization of Alabama net operating loss carryforwards which had previously been subject to a deferred tax valuation allowance. During 2002, the company recorded income tax provisions on a normalized basis at an effective rate of 38%.

Twelve months ended December 31, 2002

Versus twelve months ended December 31, 2001

The table below presents major highlights from the years ended December 31, 2002 and 2001.

(In $Millions)

	2002	2001	Change
Revenue	$162.9	$165.5	(1.6%)
Gross Profit	35.8	36.5	(1.9%)
Operating income	14.3	16.1	(11.2%)
Income before taxes	14.3	14.8	(3.4%)
Net income	8.8	14.9	(40.9%)
EBITDA	19.3	19.6	(1.5%)

EBITDA for the years ended December 31, 2002 and 2001 was calculated using the following approach:

(In $Millions)

	2002	2001
Net Income	$8.8	$14.9
Interest	1.5	1.3
Taxes	5.4	(0.1)
Depreciation and Amortization	3.6	3.5

EBITDA	$19.3	$19.6

The table below presents the highlights in Revenue by Operating Segment for the years ended December 31, 2002 and 2001.

(In $Millions)

	2002	2001	Change	% Change
GSS	$102.2	$104.4	$(2.2)	(2.1%)
CSS	48.7	46.7	2.0	4.3%
MCS	12.1	14.6	(2.5)	(17.1%)
Eliminations	(0.1)	(0.2)

Total	$162.9	$165.5	$(2.6)	(1.6%)

Without regard to operating segments, the company’s mix of business between government and commercial customers remained constant at 33% commercial and 67% government in both 2002 and 2001.

The $2.2 million decrease in the sales of the GSS was due primarily to decreased throughput under the KC-135 PDM programs of $3.7 million and a decrease of $0.5 million in the C-130 Paint Program. The KC-135 PDM program allows for the company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2002 the company delivered 35 PDM and one drop-in aircraft, whereas in 2001 the company delivered 38 PDM aircraft, six drop-in aircraft, and performed a one-time inspection program on 25 aircraft. The inspection program in and of itself accounted for $3.9 million of the 2001 to 2002 decrease in revenue. Year-to-year the company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered. The overall decrease of PDM program related sales was partially offset by an increase of $2.0 million in other programs. The KC-135 PDM programs represented 96.2% of the revenue of the GSS in 2002 and 97.7% in 2001.

The increase in the CSS revenue of $2.0 million was primarily due to increases in commercial MRO and Conversion revenues of $3.1 million and $0.9 million, respectively. These increases were partially offset by decreased sales on government programs of $1.3 million related primarily to completion of the H-3 helicopter program in 2001, and decreased spare parts sales of $0.7 million.

Revenue in the MCS decreased $2.5 million in 2002, declining to $12.1 million in 2002 from $14.6 million in 2001. The decrease in sales resulted primarily from a drop in orders for replacement parts for cargo handling systems combined with a decrease in orders for new cargo handling systems, partially offset by an increase from work on a target program.

Overall, the company’s gross profit percentage remained relatively constant at 22.0% in 2002 and 22.1% in 2001. Cost of sales decreased to $127.1 million in 2002 from $128.9 million in 2001. The lower cost of sales for 2002 was primarily a direct result of the lower sales during the year. This decrease was partially offset by the company replacing relatively high margin sales at the Pemco Engineers division with relatively lower margin business at other subsidiaries, additional expenses incurred at the CSS as it revised its production processes to accommodate changes in the design of the B737-300 cargo conversion and losses incurred at the GSS on the delivery of a JSTAR aircraft and a KC-135 aircraft under a transition contract. The KC-135 aircraft experienced several delays due to the inability to obtain required parts that increased costs.

SG&A expenses increased to $21.5 million in 2002 from $20.4 million in 2001 as a result of four major items. First, the company increased its structural SG&A expense by implementing an internal audit function, creating a corporate security function, and placing an executive manager over the Manufacturing & Components Group. Second, the company spent an additional $0.4 million year-over-year to support obtaining FAA approval on its Boeing 737-300 STC amendment and updating drawings and processes to place the new amendment into production. Third, the company invested approximately $0.2 million in enhancing its Industrial Engineering function to continue the pursuit of productivity improvements. Finally, the company incurred approximately $0.5 million in expenses associated with the unsuccessful tender offer that it made on November 12, 2002 and other related expenses incurred during the year related to the purchase of common stock. SG&A expense grew as a percentage of sales from 12.3% in 2001 to 13.2% in 2002.

Interest expense was $1.5 million in 2002 versus $1.3 million in 2001. The effective average interest rate on the company’s revolving credit facility was approximately 4.6% in 2002 and 7.4% in 2001. The average debt outstanding during 2002 was impacted by the company borrowing $6.7 million to purchase Treasury Stock at the end of the second quarter of 2002.

During 2001 the company recorded an overall income tax credit of $0.1 million because of favorable tax benefits generated from an adjustment to its deferred tax valuation allowance. In 2002, the company recorded an income tax provision with no tax credits. The effective tax provision in 2002 was 38%.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands Except Long-Term Debt to Equity)

	December 31, 2003	December 31, 2002	Change
Cash	$3,156	$2,795	$361
Working Capital	28,093	23,953	4,140
Revolving credit facility	14,966	10,873	4,093
Long term debt and capital lease obligations	5,333	6,208	(875)
Shareholders’ equity	22,975	11,536	11,439
Long term debt to equity	0.88	1.48	(0.60)

The company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the company operates; funding requirements associated with the company’s defined benefit pension plan; timing of federal income tax payments; transactions under the company’s stock repurchase plan; and potential acquisitions and divestitures.

Operating activities provided $1.9 million and $13.0 million of cash for the twelve months ended December 31, 2003 and 2002, respectively. The company received proceeds from the exercise of company stock options of $0.3 million and $2.8 million during 2003 and 2002, respectively. Cash of $5.0 million and $7.3 million was used during 2003 and 2002, respectively, for capital expenditures, and $0.3 million and $6.7 million, respectively, was used for the repurchase of company common stock.

Contributing to the company’s decrease in cash flow from operating activities from 2002 to 2003 as presented in the Consolidated Statements of Cash Flows was an increase in inventories and accounts receivable. Raw material inventory increased $5.5 million primarily as a result of a change from government furnished material to customer furnished material on the GSS KC-135 PDM contract and a ramp up of raw material inventory in anticipation of the USCG C-130 PDM contract that begins during the first quarter of 2004. The increase of $5.5 million in work-in-process inventory is primarily attributable to accumulated costs on the USCG C-130 program of approximately $3.5 million and on USAF C-130 spar inspections of approximately $2.0 million. There were no comparable costs on these programs at December 31, 2002. The $4.9 million increase in accounts receivable, net, is primarily attributable to an increase in sales toward the end of 2003, which improved from approximately $49.5 million during the fourth quarter of 2002 to approximately $63.4 million during the fourth quarter of 2003, together with December sales being more heavily weighted during the fourth quarter of 2003 compared to the fourth quarter of 2002. The increase in accounts payable of approximately $4.3 million contributed favorably to cash flow from operating activities and is primarily attributable to the increase in raw material inventory discussed above.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003, coupled with substantially lower interest rates, the Plan was under-funded by approximately $26.5 million at December 31, 2003. The company made contributions to the Plan totaling approximately $11.0 million during 2003 and, pursuant to ERISA funding requirements, the company expects to make contributions of approximately $8.6 million to the Plan during 2004. Primarily as a result of favorable returns on Plan assets and company contributions during 2003, the company reduced its minimum pension liability from $35.6 million at December 31, 2002 to $24.2 million at December 31, 2003, and recorded a gain of $1.2 million to other comprehensive income.

During the fourth quarter of 2002 the company refinanced its bank borrowings through a new lender. The new Credit Agreement included a Revolving Credit Facility in the amount $20.0 million and Term Loan of $5.0 million. The company’s Revolving Credit Facility was amended during the fourth quarter of 2003 to increase borrowing capacity from $20.0 million to $25.0 million and to extend its maturity through December 2005. These two loans carry variable interest rates that were 3.67% and 3.92%, respectively, at December 31, 2003. At December 31, 2003 the company had additional borrowing capacity of $10.0 million under its Revolving Credit Facility.

In May 2003, the company amended the Credit Agreement to create a line of credit for the repurchase of the company’s common stock (“Treasury Stock Term Loan”). The company may draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2004, and the borrowings may be used to make purchases of the company’s common stock from any person who is not or has never been an affiliate of the company. The line of credit can be drawn in increments of $0.5 million and bears interest at LIBOR plus 3.00%. The company had no outstanding balance under the Treasury Stock Term Loan at December 31, 2003. The loan will be repaid, if drawn, in equal monthly installments over 43 months commencing on May 22, 2004.

The company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at that facility, which was completed during the first quarter of 2003. The loan is backed by a letter of credit with the company’s primary lender and carries a variable interest rate, which was 1.48% at December 31, 2003.

In January 2003, the company began projects to improve its information system infrastructure. These projects included an upgrade to its enterprise software at GSS and a conversion to the enterprise software and upgrades to hardware at the CSS, altogether expected to cost approximately $1.5 million. The company anticipates costs to complete these projects during 2004 to be approximately $0.9 million. The company currently has no other material capital projects underway.

During the third quarter of 2001, the Board of Directors authorized the company to repurchase up to 400,000 shares of its common stock, representing approximately 10% of the company’s issued and outstanding shares (“prior repurchase program”). The company acquired approximately 349,000 shares under the prior repurchase program. During the second quarter of 2003, the Board of Directors authorized the company to repurchase up to an additional 200,000 shares of its common stock, representing approximately 5% of the company’s issued and outstanding shares (“new repurchase program”), and effectively terminated and replaced the prior repurchase program. The repurchases are authorized to be made from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Investment Committee of the Board of Directors. As of December 31, 2003, the company had acquired approximately 11,000 shares under the new repurchase program, and an aggregate of approximately 360,000 shares under the new and prior repurchase programs at a cost of approximately $7.0 million. Shares were repurchased at an average price of $23.52 during 2003 and $19.50 during 2002. The shares repurchased under these programs have been reflected as Treasury Stock in the Stockholders’ Equity section of the Consolidated Balance Sheets. The company may elect to repurchase additional shares after considering current economic market factors and the company’s capital position, although there can be no assurances in that regard.

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

Contractual Obligations

The following table sets forth the maturities of the company’s contractual obligations as of December 31, 2003.

(In Thousands)

	2004	2005 - 2006	2007 - 2008	After 2008	Total
Long-term debt	$1,180	$17,326	$1,360	$1,600	$21,466
Capital lease obligations	75	13			88
Operating leases	1,997	2,972	2,562	15,831	23,362

Total	$3,252	$20,311	$3,922	$17,431	$44,916

A significant portion of the 2005 maturity of long-term debt listed above relates to the expiration of the company’s Revolving Credit Facility. The agreement, originated in December 2002, had an original term of two years. The company amended the agreement during December 2003 to extend its term for an additional two years. The company expects that it will renew the agreement for an additional 2-year term on the second anniversary of its origination in December 2004, although there can be no assurances in that regard. Notwithstanding this intended renewal of the Revolving Credit Facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

The company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. Remaining lease terms range from four months to twenty years and provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The company also leases vehicles and equipment under various operating and capital leasing arrangements.

Insurance Recovery

In January 2002, a contractor at the company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent hangar also suffered some damage. The company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft on the facility. During the third quarter of 2003, as a result of the settlement of an insurance claim related to this fire, the company received $2.8 million in settlement proceeds and recognized a gain of $1.2 million, which is included in Cost of Sales ($0.7 million) and other income ($0.5 million) in the Consolidated Statements of Operations.

Litigation Settlements

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

Contingencies

A material adverse effect on the company’s financial position and results of operations could result if the company is not successful in its defense of its legal proceedings. (See Item 3. Legal Proceedings.)

The company, as a U.S. Government contractor, is routinely subject to audits, reviews and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Under certain circumstances, a contractor can be suspended or barred from eligibility for government contract awards. The government may, in certain cases, also terminate existing contracts, recover damages and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews or investigations would not have a material adverse effect on the company’s consolidated financial position or results of operations.

TRADING ACTIVITIES

The company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2003 and 2002, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See Quantitative and Qualitative Disclosures about Market Risk included in Item 7A of this report.

RELATED PARTY TRANSACTIONS

The company had an accrual of approximately $0.1 million at December 31, 2002 related to a severance agreement and consulting agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreements, the accrued severance agreement amounts were paid over a 36-month period that began January 2000, while the accrued consulting agreement amounts were paid over a 6-month period that began December 2002.

On April 23, 2002, the company loaned its current President and Chief Executive Officer approximately $0.4 million under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company. Any change in this related party receivable relates to interest accumulated during the period.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, in addition to the other information contained in this report, in your evaluation of the company and its financial condition. Numerous risk factors, including potentially the risk factors described in this section, could cause material harm to the company’s business and impair the value of its common stock.

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 69%, 67% and 67% of the company’s revenues in 2003, 2002 and 2001, respectively, were derived from U.S. Government contracts. U.S. Government contracts expose the company to a number of risks, including:

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

A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts.

A small number of the company’s contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 69%, 67% and 67% of the company’s revenues during 2003, 2002, and 2001, respectively. The U.S. Air Force KC-135 program in and of itself comprised 65%, 60%, and 61% of the company’s total revenues in 2003, 2002, and 2001, respectively, and a contract with Northwest Airlines comprised 15%, 25%, and 18% of the company’s total revenues during these same respective time periods. During 2003, a contract with GECAS comprised 11% of the company’s total revenues. In December 2001 the company entered into a contract with Boeing to serve as a subcontractor to Boeing for performing PDM on KC-135 aircraft. The contract provides for one base year and five option years and the company is currently in the second option year. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the company to renew or replace any of these contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

A number of the company’s commercial customers, including Northwest Airlines which represented 15% of the company’s revenues in 2003, have in the past and may in the future experience significant financial difficulties. Many of these customers face risks that are similar to those encountered by the company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that the company’s customers will be successful in managing these risks. If the company’s customers do not successfully manage these risks, it could impair the company’s ability to generate revenues, collect amounts due from these customers and materially harm the company’s business.

The Company Faces Risks from Downturns in the Domestic and Global Economies.

The domestic and global economies have experienced downturns that have had significant effects on markets that the company serves, particularly the airline industry. The company cannot predict the depth or duration of such downturns, and the company’s ability to increase or maintain its revenues and operating results may be impaired as a result of negative general economic conditions.

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

The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and the company expects that the competition will continue to intensify. Some of the company’s competitors are larger and more established companies with significant competitive advantages, including greater financial resources and greater name recognition. In addition, the company is facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. The company’s competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aeromod, Raytheon E-Systems and various military depots. The company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, and Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace, and Dalfort Aerospace). If the company is unable to compete effectively against any of these entities it could materially harm the company’s business and impair the value of its common stock.

Expansion Into International Markets May Expose the Company to Greater Risks.

The company’s continuing efforts to increase revenue and improve operating results and stockholder value includes seeking sales opportunities in international markets. During 2003, export sales comprised 2% of total revenues, though such sales could comprise an increasingly larger percentage of revenues in the future. The company believes there are a number of factors inherent in these markets that may expose the company to significantly greater risk than domestic markets, including foreign exchange exposure; local economic and market conditions; less regulation of patents or other safeguards of intellectual property; potential political unrest; difficulty in collecting receivables; and inability to rely on local government aid to enforce standard business practices. These factors, or others the company has not currently identified, could materially harm the company’s business and impair the value of its common stock.

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

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning and painting of aircraft. The company has previously paid penalties to the Environmental Protection Agency for violations of these laws and regulations, and the company may be required to pay additional penalties or remediation costs in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, the company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage and related expenses. Payment of any of these costs and expenses could materially harm the company’s business and impair the value of its common stock.

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

The Company’s Trust for its Defined Benefit Plan is Subject to Financial Market Forces.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. Losses on the Plan’s assets may lead to significant cash contributions by the company to fund the Plan to the actuarial levels required by ERISA that could materially harm the company’s business and impair the value of its common stock. As a result of unfavorable investment returns related to the Plan during 2002 and 2001, partially offset by favorable returns in 2003, coupled with an increase in actuarial liability resulting from lower interest rates, the Plan was under-funded by approximately $26.5 million at December 31, 2003. In 2004, the company expects that the minimum required contribution would be approximately $8.6 million.

The Company’s Credit Agreement Restricts Its Financial and Operational Flexibility.

The company’s Credit Agreement contains covenants that restrict, among other things, its ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. The company’s Credit Agreement also requires the company to maintain specified financial ratios. The company’s ability to meet these financial ratios can be affected by events beyond the company’s control, and there can be no assurance that the company will be able to meet these ratios.

The company has pledged substantially all of its assets to secure the debt under its Credit Agreement. If the amounts outstanding under the Credit Agreement were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the company’s business and impair the value of its common stock.

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

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of December 31, 2003, the company’s executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 58% of the company’s outstanding common stock. As a result, these stockholders are able to significantly influence matters requiring approval by the stockholders of the company, including the election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

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

Revenue Recognition - Revenue at the company’s GSS and CSS is derived principally under contracts using the percentage-of-completion method as prescribed by Statement of Position 81-1 (SOP 81-1) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The nature of the contract and the types of products and services provided are considered when determining the appropriate accounting for a particular contract. The company’s contracts at the GSS and CSS generally have fixed price elements, time-and-material elements, or commonly both. The GSS generally segments the basic and fixed price elements and the time-and-material elements for purposes of accumulating costs and recognizing revenue. For basic and fixed price elements of a contract, the GSS uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. Each aircraft is considered a unit for purposes of recognizing revenue. For time-and-material elements of a contract, the GSS uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The company considers each hour chargeable to the customer as a unit of work performed. Revenue and costs of sales for time-and-material elements are recognized upon completion of all performance obligations in accordance with the contract and acceptance by the customer. The CSS recognizes revenue and associated costs for both fixed price and time-and-material elements using units-of-delivery as the basis to measure progress toward completion, and revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

The company’s MCS derives a significant portion of its revenue from cost-reimbursement type contracts accounted for under the principles prescribed by SOP 81-1 and from sales of precision parts and components. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

Inventory Reserves

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

Pension and Postretirement Plans

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

Contingencies

As further discussed in Note 10 of Notes to Financial Statements, the company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the company’s financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS No. 149 does not currently impact the company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to its provisions. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. The company has not entered into any financial instruments within the scope of

SFAS 150 since May 31, 2003. Accordingly, SFAS 150 had no impact on the company’s consolidated financial statements for the year ended December 31, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46R is required to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Since the company does not have any special-purpose entities, the accompanying consolidated financial statements for 2003 were not affected by FIN 46R. FIN 46R is required to be applied by March 31, 2004 to entities not considered to be special-purpose entities. The company is currently evaluating this impact of FIN 46R and does not anticipate a material impact from such entities on financial position, results of operations, or cash flows.

FORWARD LOOKING STATEMENTS – CAUTIONARY LANGUAGE

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

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s Credit Agreement, which includes a revolving credit facility and one term loan, and another term loan, all as described in Note 5 to the Consolidated Financial Statements (see Item 8 herein). The Credit Agreement’s revolving credit facility and term loan bear interest at LIBOR plus 250 basis points and LIBOR plus 275 basis points, respectively, and the other term loan bears interest at BMA plus 36 basis points. These interest rates were 3.67%, 3.92%, and 1.48%, respectively at December 31, 2003. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced by approximately $205,000 during 2003.

Item 8.	Financial Statements and Supplementary Data

The following financial statements and financial statement schedules are submitted herewith:

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of

Pemco Aviation Group, Inc.

We have audited the accompanying consolidated balance sheet of PEMCO AVIATION GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of PEMCO Aviation Group, Inc. and Subsidiaries for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 1, 2002.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemco Aviation Group, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Birmingham, Alabama	/s/ ERNST & YOUNG LLP

April 8, 2004

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

March 1, 2002

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

ASSETS

(In Thousands)

	2003	2002
Current assets:
Cash	$3,156	$2,795
Accounts receivable, net	35,042	30,162
Inventories, net	25,504	16,292
Deferred income taxes	7,223	13,092
Prepaid expenses and other	1,561	1,204

Total current assets	72,486	63,545

Machinery, equipment and improvements at cost:
Machinery and equipment	31,536	28,193
Leasehold improvements	27,281	22,426
Construction-in-process	988	4,214

	59,805	54,833
Less accumulated depreciation and amortization	(33,864)	(30,193)

Net machinery, equipment and improvements	25,941	24,640

Other non-current assets:
Deposits and other	1,779	933
Related party receivable	460	425
Intangible pension asset	4,539	5,410
Intangible assets, net	217	315

	6,995	7,083

Total assets	$105,422	$95,268

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - continued

December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	2003	2002
Current liabilities:
Current portion of long-term debt	$1,255	$1,103
Current portion of pension liability	8,612	10,341
Accounts payable	1,849	1,549
Accounts payable - accrued	6,696	4,699
Accrued health and dental	1,141	1,243
Accrued liabilities - payroll related	7,951	7,816
Accrued liabilities - other	9,210	3,959
Customer deposits in excess of cost	7,679	8,882

Total current liabilities	44,393	39,592

Long-term debt, less current portion	20,299	17,081
Long-term pension benefit liability	15,575	25,341
Other long-term liabilities	2,180	1,718

Total liabilities	82,447	83,732

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,044,164 and 4,030,595 outstanding at December 31, 2003 and 2002, respectively	1	1
Additional paid-in capital	10,077	9,684
Retained earnings	38,504	28,520
Treasury stock, at cost – 359,723 and 348,899 shares at December 31, 2003 and 2002, respectively	(7,043)	(6,788)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	140
Minimum pension liability	(18,704)	(19,881)

Total stockholders’ equity	22,975	11,536

Total liabilities and stockholders’ equity	$105,422	$95,268

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands, Except Net Income per Common Share Information)

	2003	2002	2001
Net sales	$190,376	$162,863	$165,460
Cost of sales	148,067	127,075	128,927

Gross profit	42,309	35,788	36,533
Selling, general, and administrative expenses	26,084	21,516	20,424

Income from operations	16,225	14,272	16,109
Interest expense	909	1,493	1,344
Insurance recovery	(527)
Litigation, net		(1,480)

Income before income taxes	15,843	14,259	14,765
Income tax expense	5,859	5,418	(97)

Net income	$9,984	$8,841	$14,862

Net income per common share:
Basic	$2.47	$2.24	$3.69
Diluted	$2.27	$2.02	$3.50
Weighted average common shares outstanding:
Basic	4,042	3,943	4,031
Diluted	4,395	4,380	4,248

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
January 1, 2001	4,028	$1	$5,109	$4,817	$—	$—	$9,927
Exercise of stock options	15		114				114
Purchase of treasury stock					(98)		(98)
Comprehensive income:
Net income				14,862			14,862
Minimum pension liability (net of tax of $3,344)						(5,456)	(5,456)

Total comprehensive income							9,406

December 31, 2001	4,043	1	5,223	19,679	(98)	(5,456)	19,349

Exercise of stock options (including tax benefit of $1,670)	336		4,461				4,461
Purchase of treasury stock					(6,690)		(6,690)
Comprehensive income:
Net income				8,841			8,841
Minimum pension liability (net of tax of $8,840)						(14,425)	(14,425)

Total comprehensive income							(5,584)

December 31, 2002	4,379	1	9,684	28,520	(6,788)	(19,881)	11,536

Exercise of stock options (including tax benefit of $121)	25		393				393
Purchase of treasury stock					(255)		(255)
Comprehensive income:
Net income				9,984			9,984
Change in net unrealized gain on deferred compensation plan assets (net of tax of $85)						140	140
Minimum pension liability (net of tax of $579)						1,177	1,177

Total comprehensive income							11,301

	4,404	$1	$10,077	$38,504	$(7,043)	$(18,564)	$22,975

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$9,984	$8,841	$14,862

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,768	4,572	3,306
Provision for deferred income taxes	5,326	5,368	150
Funding (over) under pension cost	(8,868)	10	(1,614)
Provision for losses on receivables	472	84
Provision for inventory valuation	733	412	914
Gain on retirement of improvements			(38)
Provision for losses on contracts-in-process	3,648		315
Write-off of debt issuance costs		154
Income tax benefit from exercise of non-qualified stock options	121
Changes in assets and liabilities:
Related party receivable	(35)	(425)
Accounts receivable, trade	(5,352)	(11,765)	(4,360)
Inventories	(9,945)	4,174	(5,317)
Prepaid expenses and other	(357)	(281)	832
Deposits and other	(621)	(366)	802
Customer deposits in excess of cost	(1,203)	6,668	2,214
Accounts payable and accrued liabilities	4,274	(4,486)	(6,519)

Total adjustments	(8,039)	4,119	(9,315)

Net cash (used in) provided by operating activities	1,945	12,960	5,547

Cash flows from investing activities:
Capital expenditures	(4,971)	(7,306)	(5,692)

Net cash used in investing activities	(4,971)	(7,306)	(5,692)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

Years Ended December 31, 2003, 2002 and 2001

(In Thousands)

Cash flows from financing activities:
Proceeds from exercise of stock options	272	2,835	114
Purchase of treasury stock	(255)	(6,690)	(98)
Payment of debt issuance costs		(286)
Net change under revolving credit facility	4,093	(718)	1,295
Borrowings under long-term debt	395	8,113	2,688
Principal payments under long-term debt	(1,118)	(7,040)	(4,368)

Net cash provided by (used in) financing activities	3,387	(3,786)	(369)

Net increase (decrease) in cash and cash equivalents	361	1,868	(514)

Cash and cash equivalents, beginning of year	2,795	927	1,441

Cash and cash equivalents, end of year	$3,156	$2,795	$927

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$777	$1,194	$1,761

Income taxes	$0	$0	$13

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

DECEMBER 31, 2003, 2002 and 2001

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Pemco Aviation Group, Inc. (the “company”) is a diversified aerospace and defense company composed of three operating segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”).

The company’s primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The company provides such services for government and military customers through its GSS, which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft.

The company’s CSS provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The company provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The company is able to offer full range maintenance support services to airlines coupled with the related technical services required by these customers. The company also has broad experience in modifying commercial aircraft and providing value-added technical solutions and holds numerous proprietary Supplemental Type Certificates (“STCs”). In addition, the CSS operates an aircraft parts distribution company.

The company’s MCS designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

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

Inventories - Materials and supplies are stated at the lower of cost or net realizable value, with cost principally determined by the average cost method. Work-in-process includes materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less amounts in excess of estimated realizable value. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances and customer deposits. Such advances and deposits are reflected as an offset against the related inventory balances to the extent costs have been accumulated. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to any contracts having production cycles longer than one year.

Machinery, Equipment, and Improvements - Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Capital expenditures during 2003, 2002 and 2001 included capitalized interest cost of $0, $76,000 and $417,000, respectively. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

Classification	Useful Life In Years
Machinery and equipment	3 - 12
Leasehold improvements	5 - 20

Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized.

The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations.

Long-Lived Assets – The company continually evaluates whether events and circumstances have occurred that indicate the carrying value of long-lived assets and certain identifiable intangibles of the company may not be recoverable. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. The fair value of the asset or asset group is measured by quoted market prices, if available, or by utilizing present value techniques.

Intangible Assets - The company amortizes intangible assets over their estimated lives. The company’s intangible assets consist primarily of capitalized loan origination fees and an intangible pension asset related to the company’s unfunded pension liability (see Note 9). The loan origination fees had a balance of approximately $0.2 million and $0.3 million at December 31, 2003 and 2002, respectively, with 20% of the fee amortizing over the five-year life of the term loan and 80% of the amount amortizing over the two-year original term of the revolving credit facility. There is no direct amortization of the intangible pension asset.

Deferred Compensation – The company has a deferred compensation arrangement for certain key executives which generally provides for payments upon retirement, death or termination of employment. The company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include company common stock. The company classifies all of the assets in the trust as available for sale. Pursuant to Emerging Issues Task Force Issue No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” and SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, the company records these assets at their fair market values with the resulting unrealized gains and losses, net of income tax, reported as other comprehensive income. Realized gains and losses and investment income are recognized in current earnings. The fair market values of the assets at December 31, 2003 and 2002 were $1.5 million and $0.6 million, respectively, and are reflected in deposits and other in the accompanying consolidated balance sheets. The deferred compensation obligation is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the assets in the rabbi trust. The amounts accrued under this plan were $1.5 million and $0.6 million at December 31, 2003 and 2002, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

Income Taxes – The company accounts for income taxes under the asset and liability method. Federal and state income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Reserve for Warranty Expenses - The company provides warranties on certain work performed for a given time period, generally between three and ten years, in accordance with the terms of each specific contract. The company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management’s best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2003 and 2002. Periodic adjustments to the reserve are made as events occur that indicate changes are necessary. The liability for warranty reserves was approximately $816,000 and $629,000 at December 31, 2003 and 2002, respectively.

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

Customer Deposits in Excess of Cost – In the normal course of business, the company may receive payments from customers in excess of costs that it has expended on contracts. These payments are generally associated with milestone payments, work-in-process or deposits to hold production slots. To the extent that the company has deposits in excess of expended cost on a contract, the amount in excess of cost is reflected as a liability.

Stock Options - The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation”.

The company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The following table illustrates what the effect on net income and earnings per share would have been had the company applied the fair value recognition provisions of FASB Statement No. 123 to stock option grants to employees.

(In Thousands Except Per Share Information)

	2003	2002	2001
Net Income – as reported	$9,984	$8,841	$14,862
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(1,545)	(1,316)	(808)

Net income – pro forma	$8,439	$7,525	$14,054

Net income per share, basic – as reported	$2.47	$2.24	$3.69

Net income per share, diluted – as reported	$2.27	$2.02	$3.50

Net income per share, basic – pro forma	$2.09	$1.91	$3.49

Net income per share, diluted – pro forma	$1.92	$1.72	$3.31

Revenue Recognition - Revenue at the company’s GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. These contracts generally provide for basic and fixed price elements and time-and-material elements based upon estimated labor hours at fixed hourly rates. The company segments the basic and fixed price elements and the time-and-material elements for purposes of accumulating costs and recognizing revenue. For basic and fixed price elements of a contract, the company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For time-and-material elements of a contract, the company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The company considers each hour chargeable to the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract and acceptance by the customer. Such work is performed and completed throughout the PDM process.

Revenue at the company’s CSS is derived principally from aircraft maintenance, modification, and conversion programs under contracts with the owners and operators of large commercial airlines. The CSS recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

The company’s MCS derives a significant portion of its revenue from cost-reimbursement type contracts accounted for under the principles prescribed by SOP 81-1 and from sales of precision parts and components. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

Comprehensive Income - Comprehensive income consists primarily of net income, the after-tax impact of additional minimum pension liabilities, and the after-tax impact of unrealized gains and losses on investments. Income taxes related to components of other comprehensive income are recorded based on the company’s estimated effective tax rate.

Earnings Per Share - Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. In accordance with SFAS No. 128, “Earnings Per Share,” the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if the company records earnings from continuing operations (i.e., before discontinued operations, extraordinary items and cumulative effects of changes in accounting), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Treasury Stock – Treasury stock is accounted for by the cost method. Treasury stock activity is presented in the consolidated statements of stockholder’s equity.

Reclassifications – Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Standards - In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS No. 149 does not currently impact the company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to its provisions. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. The company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Accordingly, SFAS 150 had no impact on the company’s consolidated financial statements for the year ended December 31, 2003.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46R is required to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Since the company does not have any special-purpose entities, the accompanying consolidated financial statements for 2003 were not affected by FIN 46R. FIN 46R is required to be applied by March 31, 2004 to entities not considered to be special-purpose entities. The company is currently evaluating this impact of FIN 46R and does not anticipate a material impact from such entities on financial position, results of operations, or cash flows.

2.	NET INCOME PER COMMON SHARE

Computation of basic and diluted earnings per share:

(In Thousands Except Per Share Information)

For the Year Ended December 31, 2003	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$9,984	4,042	$2.47
Dilutive securities		353	0.20

Diluted earnings and per share amounts	$9,984	4,395	$2.27

For the Year Ended December 31, 2002	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$8,841	3,943	$2.24
Dilutive securities		437	0.22

Diluted earnings and per share amounts	$8,841	4,380	$2.02

For the Year Ended December 31, 2001	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$14,862	4,031	$3.69
Dilutive securities		217	0.19

Diluted earnings and per share amounts	$14,862	4,248	$3.50

Options to purchase -0-, -0-, and 45,146 shares of common stock related to 2003, 2002, and 2001, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of December 31, 2003 and 2002 consist of the following:

(In Thousands)

	2003	2002
U.S. Government:
Amounts billed	$14,800	$13,419
Recoverable costs and accrued profit on progress completed - not billed	11,022	5,917
Commercial Customers:
Amounts billed	6,479	8,457
Recoverable costs and accrued profit on progress completed - not billed	3,558	2,715

	35,859	30,508
Less allowance for doubtful accounts	(817)	(346)

Accounts receviable, net	$35,042	$30,162

Recoverable costs and accrued profit not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts were not billable at December 31, 2003 and 2002.

At December 31, 2003 and 2002, the company has included approximately $1.0 million and $0.3 million, respectively, in Unbilled Receivables pertaining to a claim for an outstanding Request for Equitable Adjustment (“REA”) on its H-3 Helicopter contract with the United States Navy. At December 31, 2003, the company has included approximately $0.7 million in Unbilled Receivables pertaining to a claim for an outstanding REA related to its former KC-135 program as a prime contractor to the U.S. Government.

4.	INVENTORIES

Inventories as of December 31, 2003 and 2002 consist of the following:

(In Thousands)

	2003	2002
Work in process	$31,679	$26,181
Finished goods	2,058	2,347
Raw materials and supplies	9,677	4,153

Total	43,414	32,681
Less reserves	(2,473)	(2,545)
Less milestone payments and customer deposits	(15,437)	(13,844)

	$25,504	$16,292

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The company receives milestone payments on the majority of its government contracts. The title to all inventories on which the company receives milestone payments is vested in the government to the extent of the milestone payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2003 and 2002 amounted to $2.4 million and $2.5 million, respectively, and are associated with government contracts.

The majority of the company’s inventory, Work-in-Process, is not subject to technological obsolescence and potential decertification.

Raw Material and Finished Goods inventories related to the modification and maintenance of aircraft are subject to technological obsolescence and potential decertification due to failure to meet design specifications. The company actively reserves for these obsolete inventories, which amounted to approximately $2.5 million at December 31, 2003 and 2002. During 2003, the company disposed of $1.1 million of fully reserved inventories. Future technological changes could render some additional inventories obsolete. No estimate can be made of the loss that would occur should current design specifications change.

5.	DEBT

Debt as of December 31, 2003 and 2002 consists of the following:

(In Thousands)

	2003	2002
Revolving credit facility; interest at LIBOR plus 2.50% (3.67% at December 31, 2003)	$14,966	$10,873
Bank Term Loan; interest at LIBOR plus 2.75% (3.92% at December 31, 2003)	4,000	5,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (4.17% at December 31, 2003)
Airport Authority Term Loan; interest at BMA plus 0.36% (1.48% at December 31, 2003)	2,500	2,105
Capital Lease Obligations; interest from 8.4% to 11.0%, collateralized by security interest in certain equipment	88	206

Total long-term debt	21,554	18,184
Less portion reflected as current	(1,255)	(1,103)

Long term-debt, net of current portion	$20,299	$17,081

On December 16, 2002, the company executed a Credit Agreement that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The Revolving Credit Facility had an original term of two years. The company amended the Credit Agreement on December 16, 2003, which increased borrowing capacity under the Revolving Credit Facility from $20.0 million to $25.0 million and extended the maturity date from December 16, 2004 to December 16, 2005. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

The Bank Term Loan has a term of 5 years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

On May 22, 2003, the company amended the Credit Agreement to create a line of credit for the repurchase of the company’s common stock (“Treasury Stock Term Loan”). The company may draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2004, and the borrowings may be used to make purchases of the company’s common stock from any person who is not or has never been an affiliate of the company. The line of credit can be drawn in increments of $0.5 million and bears interest at LIBOR plus 3.00%. The company had no outstanding balance under the Treasury Stock Term Loan at December 31, 2003. The loan will be repaid, if drawn, in equal monthly installments over 43 months commencing on May 22, 2004.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at BMA plus 0.36%. The amount outstanding under the Airport Authority Term Loan at December 31, 2003 was $2.5 million and will be repaid over 14 annual installments of approximately $180,000 commencing on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The company had borrowings of approximately $15.0 million outstanding under the Revolving Credit Facility at December 31, 2003. Remaining borrowing capacity available under the facility at December 31, 2003, based upon the calculation that defines the borrowing base, totaled approximately $10.0 million. All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

Principal maturities of debt over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

2004	$1,255
2005	16,159
2006	1,180
2007	1,180
2008	180
Thereafter	1,600

$21,554

A significant portion of the 2005 maturity of debt listed above relates to the expiration of the 2-year term of the Revolving Credit Facility, as amended. The company expects that it will renew the agreement for an additional 2-year term on December 16, 2004, and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the Revolving Credit Facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

The company conducts part of its operations with leased machinery under capital lease agreements. Remaining lease terms range from one to two years. The following is an analysis of property under capital leases by major class:

(In Thousands)

Class of Property	2003	2002
Production Equipment	$550	$666
Less: Accumulated Amortization	(234)	(238)

	$316	$428

6.	ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

The allowance for estimated losses on contracts-in-process, included in accrued liabilities—other in the accompany consolidated balance sheets, as of December 31, 2003 amounted to $3.6 million and was related to commitments to fulfill loss contracts at the company’s GSS. This accrual is based upon management assumptions and estimates, and includes the application of the company’s normal cost accounting methods and provisions for performance penalties. It is possible that actual results could differ from those assumptions used by management and changes to those assumptions could occur in the near term, which could result in the realization of additional losses. Management believes these assumptions are a reasonable estimate of the losses to be incurred on the respective loss contract activity through completion. There were no losses identified on contracts as of December 31, 2002.

7.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2003, 2002, and 2001 is as follows:

(In Thousands)

	2003	2002	2001
Current:
Federal	$356		$(45)
State	$177	$50	(202)

	533	50	(247)

Deferred:
Federal	4,666	4,745	252
State	660	623	(102)

	5,326	5,368	150

	$5,859	$5,418	$(97)

Deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which the company operates. Deferred tax assets (liabilities) are comprised of the following at December 31:

(In Thousands)

	2003	2002
Pension costs	$(6,576)	$(4,034)
Machinery, equipment, and improvements	(1,535)	(645)
Net maintenance and service costs	(6,260)	(6,759)
Deferred compensation plan investments	(85)

Gross Deferred tax liabilities	(14,456)	(11,438)

Accrued vacation	2,096	1,916
Accrued worker’s compensation	249	451
Inventory reserves	945	974
Contingency reserves	598	495
Pension minimum liability	11,584	12,184
Deferred income	1,784	2,155
Federal and state operating loss carry-forwards	944	4,338
Other accruals and reserves	2,926	1,936
Alternative minimum tax credit carry-forwards	1,378	1,281

Gross deferred tax assets	22,504	25,730

Deferred tax asset valuation allowance	(825)	(1,200)

Net deferred tax asset	$7,223	$13,092

For tax purposes, the company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. This tax accounting differs from GAAP accounting for these items creating a temporary difference which is reflected as net maintenance and service costs in the table above. The accumulated temporary difference for these items at December 31, 2003 and 2002 is $16.4 million and $17.7 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $6.3 million and $6.8 million for December 31, 2003 and 2002, respectively.

The company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The company considers projected future taxable income and tax planning strategies in making this assessment. The company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of certain net operating losses and tax credit carryovers. The reduction in the valuation allowance during 2003 resulted from the company’s generation of Alabama taxable income during the year and the consequent utilization of Alabama net operating loss carryforwards that had previously been subject to a valuation allowance. The reduction in the valuation allowance during 2001 was due to the company securing the KC-135 subcontract from Boeing. The projected income from this contract, as well as the company’s demonstrated profitable performance over the past few years, indicates that the realization of deferred tax assets, net of valuation allowances, through future profitability is more likely than not.

A reconciliation from income tax expense computed at the U.S. federal statutory rate of 35% to the company’s provision for income tax expense (benefit) from continuing operations is as follows:

(In Thousands)

	2003	2002	2001
Income tax expense at federal statutory rate	$5,545	$4,991	$5,168
State income tax expense, net of federal tax benefit	544	35	(197)
Reduction in valuation allowance	(375)		(5,940)
Other, net	145	392	872

Income tax expense	$5,859	$5,418	$(97)

At December 31, 2003 and 2002, the company had tax affected federal and state operating loss carryforwards of approximately $0.9 million and $4.3 million, respectively. The loss carryforwards expire at various dates between 2004 and 2022. These loss carryforwards are partially reserved for through the deferred tax valuation allowance.

The alternative minimum tax credit carryforwards of $1.4 million, included in the deferred tax assets at December 31, 2003, do not expire.

8.	STOCK OPTION PLANS

On May 14, 2003, the company’s stockholders approved amendments to the company’s Nonqualified Stock Option Plan (the “Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of common stock have been reserved for grants to key personnel. The Plan expires by its terms on September 8, 2009. The company’s Incentive Stock Option and Appreciation Rights Plan expired during 2000 with outstanding options being combined with the Nonqualified Stock Option Plan. Options available to be granted under the Plan amounted to approximately 628,000 at December 31, 2003.

Under the Plan, the option price may not be less than 50% of the fair market value of the stock at the time the options are granted. The foregoing notwithstanding, the option price of options granted to directors and officers of the company must be equal to 100% of the fair market value of the stock on the date of grant. Generally, these options become exercisable over staggered periods but expire ten years after the date of grant.

The following table summarizes Plan activity for the years ended December 31:

(In Thousands Except Per Share Information)

	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price
Outstanding beginning of year	699	$12.04	784	$9.10	629	$8.42
Granted	273	24.13	257	16.69	207	10.57
Exercised	(24)	10.93	(320)	8.51	(38)	5.94
Forfeited	(16)	8.06	(22)	13.03	(14)	9.48

Outstanding end of year	932	15.68	699	12.04	784	9.10

Exercisable end of year	655		467		575
Estimated weighted average fair value of options granted	$9.98		$8.94		$6.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 0% for each year; expected volatility of 66%, 71% and 72%; risk-free interest rate of 1.79% to 4.53%; and expected life of 2.5, 3.6, and 4.0 years for each year respectively. During 2001, the company granted 207,000 options, of which 127,000 vested immediately, and the remaining 80,000 vest over 2 to 3 years. In 2002 the company granted 257,000 options, of which 147,000 vested immediately and the remaining 110,000 vest over 3 years. During 2003, the company granted 273,000 options, of which 100,000 vested immediately and the remaining 173,000 vest over 2 to 4 years.

The following table summarizes information about stock options outstanding at December 31, 2003:

(In Thousands, Except Per Share Information)

Range of Exercise Prices	Number of Outstanding Options at 12/31/2003	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Options at 12/31/2003	Weighted Average Exercise Price
$2.85 - $6.63	20	4.13	$4.29	20	$4.29
$8.72 - $9.75	200	6.05	9.11	169	9.12
$10.13 - $13.24	218	7.01	11.08	196	11.13
$16.49 - $17.35	211	8.13	16.51	138	16.52
$21.09 - $24.53	283	9.17	24.04	132	24.40

	932	7.65	$15.68	655	$14.23

9.	EMPLOYEE BENEFIT PLANS

Pension – The company has a defined benefit pension plan (the “Plan”) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal laws and regulations concerning pensions. The company uses a December 31 measurement date in accounting for its defined benefit pension plan.

Changes during the year in the benefit obligation, fair value of Plan assets, and funded status were as follows:

(In Thousands)

	2003	2002
Benefit obligation at beginning of year	$110,914	$105,149
Service cost	2,307	1,877
Interest cost	7,397	7,293
Benefits paid	(9,183)	(9,185)
Assumption changes	4,547	5,740
Actuarial loss	3,272	40

Benefit obligation at end of year	119,254	110,914

Fair value of plan assets at beginning of year	72,880	89,559
Return on plan assets	18,090	(9,084)
Company contribution	11,001	1,590
Benefits paid	(9,183)	(9,185)

Fair value of plan assets at end of year	92,788	72,880

Unfunded status	(26,466)	(38,034)
Unrecognized prior service cost	4,539	5,410
Unrecognized actuarial loss	32,588	34,484

Net amount recognized	$10,661	$1,860

The $32.6 million unrecognized actuarial loss represents the cumulative value of Plan asset and liability gains and losses. Of this amount, approximately $11.0 million is attributable to asset gains and losses not yet recognized in the market related value of Plan assets at December 31, 2003, which, pursuant to Paragraph 31 of SFAS No. 87, is not subject to the minimum amortization requirements of Paragraphs 32 and 33 of SFAS No. 87. To the extent the remaining unrecognized actuarial loss exceeds 10% of the greater of the Plan’s Projected Benefit Obligation or the Plan’s asset value at December 31, 2003, such amounts will be amortized in accordance with Paragraphs 32 and 33 of SFAS No. 87.

Components of the Plan’s net periodic pension cost were as follows:

(In Thousands)

	2003	2002	2001
Service cost	$2,307	$1,877	$1,487
Interest cost	7,397	7,293	7,767
Expected return on plan assets	(8,553)	(8,752)	(8,985)
Amortization of prior service cost	872	1,116	1,116
Amortization of net (gain) loss	177

Net pension cost	$2,200	$1,534	$1,385

Amounts recognized in the statement of financial position consist of:

	2003	2002
Net accrued liability	$(24,187)	$(35,615)
Intangible asset	4,539	5,410
Accumulated other comprehensive income	30,309	32,065

Net amount recognized	$10,661	$1,860

The accumulated benefit obligation (“ABO”) was $117.0 million and $108.5 million at December 31, 2003 and 2002, respectively. As a result of unfavorable investment returns related to the Plan during 2002 and 2001, coupled with an increase in the actuarial liability resulting principally from lower interest rates, the ABO exceeded the fair value of plan assets at December 31, 2003 and 2002 by $24.2 million and $35.6 million, respectively. As a result of the unfunded ABO, the company recognized an additional minimum liability and recorded the following amounts, net of tax, in other comprehensive income:

(In Thousands)

	2003	2002	2001
Decrease (increase) in minimum liability included in other comprehensive income	$1,756	$(23,265)	$(8,800)

The weighted average assumptions used to determine benefit obligations under the company’s defined benefit pension plan at December 31 were as follows:

	2003	2002
Discount rate	6.25%	6.75%
Annual salary increase	3.50%	5.00%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%
Annual salary increase	4.50%	5.00%	5.00%
Long-term return on plan assets	8.75%	9.50%	9.50%

The expected long-term rate of return on Plan assets was determined based upon historical market returns, expectations of future long-term capital market appreciation, and the Plan’s target asset allocations. In estimating the discount rate, the company considered rates of return on high quality fixed-income investments currently available, and expected to be available, during the period to maturity of the pension benefits.

The company’s weighted average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002
Domestic equity funds	47.4%	57.5%
International equity funds	7.7%	6.7%
Domestic fixed income funds	44.9%	35.8%

The basic goal underlying the company’s investment policy is to ensure the assets of the Plan are invested in a prudent manner. The company places a high priority on benefit security and recognizes that total rate of return objectives should not subject the assets to overly aggressive investment strategies which may expose the fund to severe depreciation in asset value during adverse markets. The company’s investment objectives with regards to its pension plan assets include achieving a rate of return that is competitive with returns achieved by similar pension portfolios and by market averages. The company’s strategy for achieving its desired total rate of return while reducing risk to an acceptable level includes appropriate diversification of Plan assets. The company believes diversification across different asset classes and different capital markets allows the portfolio to take advantage of a variety of economic environments and at the same time acts to reduce risk by dampening the portfolio’s volatility of returns. The company’s target asset allocation guidelines at December 31, 2003 were as follows:

Target Allocation
Domestic equity funds	33% - 82%
International equity funds	5% - 10%
Domestic fixed income funds	20% - 55%

The company believes the long-term expected rate of return on this strategic allocation compares favorably with the actuarial target rate of return assumption utilized in the Plan’s actuarial valuation and to the investment objectives described above. The company’s investment policy prohibits investment activity in municipal or tax exempt securities; commodities; securities of the Plan Trustee or Investment Manager, including affiliates; unregistered or restricted stock; short sales; and margin purchases. The Plan does not own any shares of the company’s stock.

The company expects to contribute $8.6 million to the Plan during 2004. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)

2004	$9,351
2005	9,407
2006	9,427
2007	9,463
2008	9,479
2009 - 2013	48,075

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

The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and yearly and lifetime maximums. Currently, the plan is un-funded. The company uses a December 31 measurement date in accounting for its other postretirement benefit plan.

Changes during the year in the benefit obligation were as follows:

(In Thousands)

	2003	2002
Benefit obligation at beginning of year	$509	$607
Service cost	42	30
Interest cost	33	27
Benefits paid	(30)	(41)
Actuarial loss (gain)	2	(78)
Plan amendments		(36)

Benefit obligation at end of year	$556	$509

The accrued postretirement costs recognized and included in accrued liabilities – other in the accompanying Consolidated Balance Sheets were as follows:

(In Thousands)

	2003	2002
Funded status	$(556)	$(509)
Unrecognized transition obligation	140	156
Unrecognized net gain	(99)	(105)

Accrued liability	$(515)	$(458)

Components of the plan’s net cost were as follows:

(In Thousands)

	2003	2002	2001
Service cost	$42	$30	$40
Interest cost	33	27	42
Amortization of unrecognized transition obligation	16	16	32
Recognized actuarial gain	(4)	(13)	(4)

Net postretirement cost	$87	$60	$110

The weighted average discount rate used to determine benefit obligations under the company’s postretirement benefit plan at December 31 was as follows:

	2003	2002
Discount rate	6.25%	6.75%

The weighted average discount rate used to determine net periodic benefit cost was as follows:

	2003	2002	2001
Discount rate	6.75%	7.25%	7.50%

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.5% for 2003, decreasing gradually to an ultimate rate of 5.0% in year 2012, and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)

	1 - Percentage Point Increase			1 - Percentage Point Decrease
	12/31/03	12/31/02	12/31/01	12/31/03	12/31/02	12/31/01
Effect on total service and interest cost components	$7	$5	$28	$(6)	$(5)	$(23)
Effect on postretirement benefit obligation	$39	$43	$122	$(34)	$(39)	$(108)

Self-Insurance - The company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs, workers’ compensation, and a life insurance program for a limited number of individuals not provided coverage by the company’s life insurance carrier due to transition issues. Losses and claims are accrued as incurred.

The company maintains self-insured health and dental plans for employees at its Alabama facilities. The company has reserves established in the amounts of $1.1 million and $1.2 million for reported and incurred but not reported claims at December 31, 2003 and 2002, respectively.

In April 2001 the company converted to purchased insurance for worker’s compensation. The company remains self-insured for all occurrences prior to its conversion. The company’s self-insured workers’ compensation program had a self-insured retention of $250,000 per occurrence. Claims in excess of this amount are covered by insurance. Included in deposits and other in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, is $130,000 and $210,000, respectively, that has been placed on deposit with the state of Alabama in connection with the company’s self-insured workers’ compensation plan. The company has reserves of $0.7 million and $1.2 million for reported and incurred but not reported worker’s compensation claims at December 31, 2003 and 2002, respectively.

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

The company had reserves of $0.4 million and $0.5 million for potential life insurance claims at December 31, 2003 and 2002, respectively.

Self-insurance reserves are developed based on prior experience and considering current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

Defined Contribution Plan - The company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and company matching contributions are discretionary. A matching contribution of $9,535 and $7,084 was made in 2003 and 2002, respectively. Employees are always 100 percent vested in their contributions.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2004	$1,734	$263	$1,997
2005	1,395	204	1,599
2006	1,275	98	1,373
2007	1,275	11	1,286
2008	1,275	1	1,276
Thereafter	15,831		15,831

Total minimum future rental commitments	$22,785	$577	$23,362

Total rent expense charged to operations for the years ended December 31, 2003, 2002, and 2001 amounted to $3.5 million, $3.6 million, and $3.7 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $1.4 million, $1.2 million, and $1.2 million, for the years ended December 31, 2003, 2002, and 2001, respectively.

The company has sub-leased its Clearwater, Florida facility since April 2000. This sub lease has generated approximately $0.1 million of income in the years 2003, 2002 and 2001.

Insurance Recovery - In January 2002, a contractor at the company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent hangar also suffered some damage. The company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft on the facility. During the third quarter of 2003, as a result of the settlement of an insurance claim related to this fire, the company received $2.8 million and recognized a gain of $1.2 million, which is included in Cost of Sales ($0.7 million) and other income ($0.5 million) in the accompanying consolidated statements of operations.

United States Government Contracts - The company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. government audits, reviews, and investigations would not have a materially adverse effect on the company’s consolidated financial position or results of operations.

KC-135 Contract - In August 1994, the U.S. Air Force awarded the company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The company completed work on the final aircraft inducted for PDM under this contract during 2003. On December 12, 2001, the company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this new contract continues the company’s involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years with an estimated value of $600 million over the course of the agreement if all options are exercised.

Concentrations

In the ordinary course of business, the company extends credit to many of its customers. As of December 31, 2003, accounts receivable from three customers amounted to $29.7 million, or approximately 83% of gross accounts receivable.

A small number of the company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 69%, 67%, and 67% of the company’s revenues in 2003, 2002, and 2001, respectively. The KC-135 program in and of itself comprised 65%, 60%, and 61% of the company’s total revenues in 2003, 2002, and 2001, respectively. During 2003 and 2002, the company had a contract with a commercial airline that comprised 15% and 25%, respectively, of total revenues. In addition, another commercial contract comprised 11% of revenues during 2003. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the company to renew or replace any of these contracts when they expire, could have a materially adverse effect on the company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three Boeing 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and the company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues on October 31, 2001. The parties have subsequently entered into arbitration and discovery is in its initial stages. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

On January 16, 2004, the company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. On January 20, 2004, GECAS filed suit against the company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the company filed a motion to dismiss the claim filed in the New York state court, for which no hearing date has been set. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

ACC Capital Corporation (“ACC Capital”) claims the company improperly terminated leases for computer hardware and software in November of 2002. The company filed a Declaratory Judgment action on February 4, 2003 in the District Court Northern District, Alabama to substantiate the company’s end-of-term option to purchase. ACC Capital filed an action in Utah state court on March 17, 2003, which was subsequently removed to federal court on the company’s motion. The company filed its Motion for Partial Summary Judgment on February 9, 2004. The company believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Employment Lawsuits

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals and all briefs filed. Arguments are expected to be heard by the Court during the second quarter of 2004. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, age and disability, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the company’s financial position or results of operations.

The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company’s financial position or results of operations.

Environmental Compliance

In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On April 2, 1998, the company received a complaint and compliance order from EPA proposing penalties of $225,256. The company disagreed with the citations and contested the penalties. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents, remediate such contamination as necessary, and pay a penalty of $95,000 over a three-year period. The company made the final payment related to this penalty in November 2001. During 1999, the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003 and well installation has been completed. It is the company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The company recorded liabilities of approximately $100,000 and $65,000, respectively, related to the Phase II Plan at

December 31, 2003 and 2002, which is included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. The company anticipates the total costs of the Phase II Plan to be approximately $441,000, of which the company has paid approximately $341,000 as of December 31, 2003. Management believes that the results of the Phase II Plan will not have a material impact on the company’s financial position or results of operations.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s financial position or results of operations.

11.	RELATED PARTY TRANSACTIONS

The company had an accrual of approximately $0.1 million at December 31, 2002 related to a severance agreement and consulting agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreements, the accrued severance agreement amounts were paid over a 36-month period that began January 2000, while the accrued consulting agreement amounts were paid over a 6-month period that began December 2002. There were no accruals related to these agreements at December 31, 2003.

On April 23, 2002, the company loaned its current President and Chief Executive Officer approximately $0.4 million under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the company. Any change in this related party receivable relates to interest accumulated during the period.

During 1999, an Investment Fund controlled by one of the Directors of the company, who is also a significant company stockholder, purchased the company’s Senior Subordinated Loan from a financial institution. In April of 2001, the company made the final principal payments under this debt obligation.

12.	LABOR CONTRACTS

On December 19, 1999, the membership of the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) voted to ratify a new five-year contract with the company’s Pemco Aeroplex, Inc. subsidiary. The contract began February 1, 2000 and extends through March 21, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The agreement calls for cost of living and wage increases of $0.40 per hour over the life of the contract, and increases in Pension, Life Insurance and Accidental Death and Dismemberment benefits.

On August 19, 2000, the membership of the International Association of Machinists and Aerospace Workers (“IAM”) voted to ratify a new five-year contract with the company’s Pemco World Air Services subsidiary. The contract began August 19, 2000 and extends through August 9, 2005. The new contract represents an increase in term over the three-year term of the previous contract. The new agreement calls for wage increases of 17% over the life of the contract and increases in Pension benefits.

On June 13, 2000 the employees of the company’s Pemco Engineers division voted to organize as members of the UAW. The contract, which began on December 4, 2000, has a four-year term.

13.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2003 and 2002, the carrying amounts of the company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14.	FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2003, the company recorded a $3.3 million charge related to losses on contracts-in-process. The charge included losses attributable to costs accumulated through December 31, 2003 plus anticipated costs through completion of the contracts, including performance penalties. Pursuant to the company’s method of accounting for these contracts, costs of sales are based on actual unit costs, with each aircraft considered a separate unit. Accordingly, the initial aircraft under a new program generally absorbs a greater amount of costs connected with learning activities relative to succeeding aircraft. Such costs contributed to the charge to losses on contracts-in-process recorded by the company during the fourth quarter of 2003.

During the fourth quarter of 2002, the company completed a comprehensive review of its reserve for inventory obsolescence. The results of the review resulted in the company increasing the reserve by $0.4 million. On December 16, 2002 the company entered into a credit agreement with a new lender, which was used to pay off and terminate its previous facility. The company wrote off the remaining un-amortized origination fees, $0.2 million, relating to its previous credit facility during the fourth quarter.

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

15.	SEGMENT INFORMATION

The company has three reportable segments: GSS, CSS, and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles, and aircraft cargo-handling systems.

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

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS may generate revenues from governmental entities or programs and the GSS may generate revenues from commercial entities. Sales to governmental entities or to commercial prime contractors for governmental programs in 2003, 2002 and 2001 were $130.7 million, $109.2 million, and $110.7 million, respectively.

Due to the losses incurred by the CSS over the past three years, the company tested the recoverability of the segment’s long-lived assets during 2003 and 2002 under the requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The test concluded that the assets were not impaired and that the CSS would generate positive net cash flows in future years. The major assumptions in the test included: increased MRO related sales as commercial airline owners and operators continue to seek lower-cost alternatives to in-house maintenance and place aircraft back into service that were parked subsequent to 9-11; increased cargo conversion revenue; the continuation of sales related to a governmental program that commenced during the fourth quarter of 2003; reductions in engineering expenses associated with cargo conversions; and a positive contribution to cost rates attributable to increased sales and direct labor hours.

Due to the long-term nature of much of the company’s business, the Depreciation & Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process. The following table reconciles the effect of this capitalization of costs:

(In Thousands)

	2003	2002	2001
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$3,768	$4,572	$3,306
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	619	(1,022)	197

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$4,387	$3,550	$3,503

The following table presents information about 2003 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$126,252	$54,110	$6,555	$186,917
Revenues from external foreign customers		3,020	439	3,459
Inter-company revenues	109	1,998	782	2,889

Total segment revenues	126,361	59,128	7,776	193,265
Elimination				(2,889)

Total Revenue				$190,376

Gross profit	$42,563	$1,468	$(1,722)	$42,309
Segment operating income (loss)	23,738	(4,925)	(2,588)	16,225
Interest expense				909
Insurance claim				(527)
Income taxes				5,859

Net income				$9,984

Assets	$66,253	$33,649	$5,520	$105,422
Depreciation/amortization	2,660	1,507	220	4,387
Capital Additions	2,859	2,047	65	4,971

The following table presents information about 2002 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$102,220	$44,070	$11,507	$157,797
Revenues from external foreign customers		4,590	476	5,066
Inter-company revenues	11		110	121

Total segment revenues	102,231	48,660	12,093	162,984
Elimination				(121)

Total Revenue				$162,863

Gross profit	$31,671	$3,101	$1,016	$35,788
Segment operating income (loss)	17,868	(3,170)	(426)	14,272
Interest expense				1,493
Litigation, net				(1,480)
Income taxes				5,418

Net income				$8,841

Assets	$57,407	$30,637	$7,224	$95,268
Depreciation/amortization	2,441	805	304	3,550
Capital Additions	2,705	4,486	115	7,306

The following table presents information about 2001 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$104,185	$43,787	$13,452	$161,424
Revenues from external foreign customers		2,865	1,171	4,036
Inter-company revenues	198		4	202

Total segment revenues	104,383	46,652	14,627	165,662
Elimination				(202)

Total Revenue				$165,460

Gross profit	$32,064	$2,816	$1,653	$36,533
Segment operating income (loss)	17,472	(1,894)	531	16,109
Interest expense				1,344
Income taxes				(97)

Net income				$14,862

Assets	$45,218	$22,219	$10,948	$78,385
Depreciation/amortization	2,492	636	375	3,503
Capital Additions	3,848	1,743	101	5,692

16.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The company’s unaudited consolidated quarterly financial data for the years ended December 31, 2003 and 2002 are presented below. Subsequent to the issuance of its Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003, and September 30, 2003, the company determined that certain revenue transactions did not meet all of the criteria required for revenue recognition pursuant to U.S. generally accepted accounting principles, Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production –Type Contracts”, and related authoritative guidance. In addition, the company determined that reserves for losses on contracts-in-process were not timely identified and recorded in the proper period. Consequently, the company restated its first, second and third quarter Reports on Form 10-Q for these transactions and for other charges related to bad debt expense and warranty reserves.

(In Thousands Except Per Share Information)

	Quarter Ended 3/31/03		Quarter Ended 6/30/03		Quarter Ended 9/30/03
	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	Quarter Ended 12/31/03
Net Sales	$35,669	$35,669	$48,681	$47,253	$43,946	$44,095	$63,359
Gross Profit	7,442	6,505	12,251	11,120	12,453	12,657	12,027
Net Income	1,273	693	2,830	2,129	3,840	3,967	3,195
Net Income per Share:
Basic	$0.32	$0.17	$0.70	$0.53	$0.95	$0.98	$0.79
Diluted	$0.29	$0.16	$0.65	$0.49	$0.88	$0.91	$0.71

	Quarter Ended 3/31/02	Quarter Ended 6/30/02	Quarter Ended 9/30/02	Quarter Ended 12/31/02
Net Sales	$36,045	$41,922	$35,400	$49,496
Gross Profit	8,358	9,230	6,303	11,897
Net Income	1,958	2,977	724	3,182
Net Income per Share:
Basic	$0.48	$0.73	$0.19	$0.84
Diluted	$0.44	$0.64	$0.17	$0.77

*	As previously reported in the company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003, and September 30, 2003.

For the overall fiscal year 2003, the restatement had the following effect on net sales, gross profit and net income:

(In Thousands)

	Quarter Ended 3/31/03	Quarter Ended 6/30/03	Quarter Ended 9/30/03	Quarter Ended 12/31/03	Aggregate Impact
Increase (Decrease) Net Sales	$—	$(1,428)	$149	$150	$(1,129)
Increase (Decrease) Gross Profit	$(937)	$(1,131)	$204	$1,636	$(228)
Increase (Decrease) Net Income	$(580)	$(701)	$127	$1,014	$(140)

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

In total, the company reversed approximately $1.4 million in revenue related to such arrangements. The company reversed $528,000 related to one arrangement during the second quarter, of which approximately $300,000 was recognized prematurely and approximately $228,000 was improperly recognized. Of the $300,000 recognized prematurely, $150,000 was recognized during each of the third and fourth quarters upon the subsequent collection of amounts associated with these arrangements. The company reversed $900,000 of revenue related to another arrangement during the second quarter, and reversed a charge to bad debt expense of equal amount previously recorded against this revenue during the third quarter.

Additionally, the company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. The adjustments to revenue discussed above reduced total estimated contract revenues, and therefore affected the company’s calculation of its provision for losses on uncompleted contracts. Including the effect of these revenue adjustments in the company’s reserve for contract loss calculations resulted in an increase to cost of sales of approximately $937,000, $640,000 and $1,141,000, and a corresponding increase to the reserve for contract losses, as of and for the three month periods ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively. The accrual of these loss provisions during the first, second and third quarters resulted in an adjustment to decrease cost of sales previously recorded during the second, third and fourth quarters by approximately $937,000, $640,000 and $1,141,000, respectively, upon delivery of the aircraft.

In addition to the restatements described in the preceding paragraphs, the company recorded additional charges to cost of sales in the third quarter totaling approximately $344,000 related to warranty expense, bad debt expense, and other contract loss provisions, all of which were originally charged to cost of sales during the fourth quarter.

The timing of aircraft sales has a significant impact on the revenue of the company during any given time period. The large increase in revenue in the fourth quarter of 2003 compared to the third quarter of 2003 resulted principally at the CSS, where the company sold three passenger-to-cargo conversions, including heavy maintenance on two of these aircraft, during the fourth quarter of 2003 compared to one passenger-to-cargo conversion with relatively light maintenance during the third quarter of 2003.

During the third quarter of 2002, the company sold six KC-135 aircraft. During the fourth quarter of 2002, the company sold thirteen KC-135 aircraft. This larger number of aircraft sold accounts for the large increase in revenue in the fourth quarter of 2002 compared to the third quarter of 2002.

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

March 1, 2002

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2003, 2002 and 2001

(In Thousands)

Description	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
2003
Allowance for doubtful accounts	$346	$472	$(1)	$817
Reserve for contract commitments, losses	—	3,648		3,648
Reserve for obsolete inventories	2,837	733	(1,097)	2,473
Warranty reserves	629	224	(37)	816
2002
Allowance for doubtful accounts	$262	$84	$—	$346
Reserve for contract commitments, losses	593	—	(593)	—
Reserve for obsolete inventories	2,725	412	(592)	2,545
Warranty reserves	674	60	(105)	629
2001
Allowance for doubtful accounts	$463	$—	$(201)	$262
Reserve for contract commitments, losses	278	315	—	593
Reserve for obsolete inventories	5,718	914	(3,907)	2,725
Warranty reserves	674	—	—	674

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 9A.	Controls and Procedures.

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

Management carried out an evaluation, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audit of our financial statements for the fiscal year ended December 31, 2003 and the restatement of our financial statements for the first three quarters of fiscal year 2003, we are continuing to review and enhance policies and procedures involving accounting, information systems, and monitoring. Our independent auditors identified the following reportable conditions that together constitute a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) the lack of appropriate analysis and support for revenue recognition matters; (ii) lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) lack of appropriate analysis and support for inventory accounting matters; and (iv) lack of appropriate analysis and support for the reconciliation of intercompany transactions.

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

Information regarding the directors and executive officers, code of ethics, audit committee, and audit committee financial experts of the company is incorporated by reference from the “ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” sections of the company’s definitive 2004 Proxy Statement.

Item 11.	Executive Compensation.

Information regarding management remuneration and transactions is incorporated by reference from the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the company’s definitive 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” sections of the company’s definitive 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from the “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” section of the company’s definitive 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the “RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS” section of the company’s definitive 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statement Schedules. The Financial Statement Schedules listed below appear in Part II, Item 8 hereof.

a. 1.	Financial Statements:
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

b. Reports on Form 8-K. No Reports on Form 8-K were filed with the Commission during the quarter ended December 31, 2003.

c. Exhibits. The exhibits listed on the EXHIBIT INDEX on the following page of this Form 10-K are either filed herewith or incorporated herein by reference, as noted on the EXHIBIT INDEX.

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Pemco Aviation Group, Inc.	(3)

3.2	Bylaws of Pemco Aviation Group, Inc.	(3)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc. which define the rights of Securities Holders	(3)

10.1	Amended Executive Employment Agreement between the company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994	(1)

10.2	Amendment to Executive Employment Agreement between the company and Matthew L. Gold effective September 7, 1999	(2)

10.3	Consulting Agreement between the company and Matthew L. Gold effective December 11, 2002	(7)

10.4	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc. and the company	(3)

10.5	Credit and Security Agreement dated December 16, 2002 between the company and SouthTrust Bank	(7)

10.6	First Amendment to the Credit and Security Agreement Dated May 22, 2003 between the company and SouthTrust Bank	(8)

10.7	Loan Agreement dated November 26, 2002 between the company and Dothan-Houston County Airport Authority	(7)

10.8	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, and Pemco Aeroplex, Inc.	(6)

10.9	Letter of Credit Agreement dated November 26, 2002 between the company and SouthTrust Bank	(7)

10.10	Non-Qualified Stock Option Plan amended and restated May 14, 2003	(8)

10.11	Amended and Restated Employment Agreement between the company and Ronald A. Aramini dated May 3, 2002	(5)

10.12	Executive Deferred Compensation Agreement between the company and Ronald A. Aramini dated May 3, 2002	(5)

10.13	Promissory Note between the company and Ronald A. Aramini dated April 23, 2002	(5)

10.14	Amendment No. 1 to Amended and Restated Employment Agreement between the company and Ronald A. Aramini dated May 13, 2003	(9)

10.15	First Amendment to Executive Deferred Compensation Agreement between the company and Ronald A. Aramini dated May 16, 2003	(9)

10.16	Second Amendment to Credit Agreement between the company and SouthTrust Bank dated November 24, 2003	(*)

10.17	First Amended and Restated Revolving Note between the company and SouthTrust Bank dated November 24, 2003	(*)

10.18	First Amended and Restated Swing Line Note between the company and SouthTrust Bank dated November 24, 2003	(*)

10.19	Third Amendment to Credit Agreement between the company and SouthTrust Bank dated December 16, 2003	(*)

10.20	First Amended and Restated Revolving Note between the company and SouthTrust Bank dated December 16, 2003	(*)

10.21	Second Amended and Restated Revolving Note between the company and SouthTrust Bank dated December 16, 2003	(*)

10.22	Second Amended and Restated Swing Line Note between the company and SouthTrust Bank dated December 16, 2003	(*)

21	Subsidiaries of the company	(7)

23	Consent of Ernst & Young LLP	(*)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(*)

*	Filed Herewith

(1)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.

(2)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.

(3)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

(4)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended September 30, 2000, and incorporated by reference herein.

(5)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.

(6)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.

(7)	Filed as an exhibit to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporate by reference herein.

(8)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.

(9)	Filed as an exhibit to the company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: 04/13/04	By:	/s/ Ronald A. Aramini

Ronald A. Aramini, President
(Principal Executive Officer)

Dated: 04/13/04	By:	/s/ John R. Lee

John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Finance & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael E. Tennenbaum Michael E. Tennenbaum	Chairman, Director	04/13/04

/s/ H.T. Bowling H.T. Bowling	Vice Chairman, Director	04/13/04

/s/ Ronald A. Aramini Ronald A. Aramini	President, Director	04/13/04

/s/ Mark K. Holdsworth Mark K. Holdsworth	Director	04/13/04

/s/ Thomas C. Richards Thomas C. Richards	Director	04/13/04

/s/ Ronald W. Yates Ronald W. Yates	Director	04/13/04

/s/ Robert E. Joyal Robert E. Joyal	Director	04/13/04