Form 10-Q
period 2004-03-31
PEMCO AVIATION GROUP INC
filed 2004-05-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004,

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2004
Common Stock, $.0001 par value	4,045,402

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	March 31, 2004 Unaudited	December 31, 2003
Current assets:
Cash	$158	$3,156
Accounts receivable, net	32,431	35,042
Inventories, net	34,008	25,504
Deferred income taxes	6,574	7,223
Prepaid expenses and other	1,267	1,561

Total current assets	74,438	72,486

Machinery, equipment and improvements at cost:
Machinery and equipment	31,565	31,536
Leasehold improvements	27,435	27,281
Construction-in-process	1,350	988

	60,350	59,805
Less accumulated depreciation and amortization	(34,425)	(33,864)

Net machinery, equipment and improvements	25,925	25,941

Other non-current assets:
Deposits and other	1,776	1,779
Related party receivable	466	460
Intangible pension asset	4,539	4,539
Intangible assets, net	178	217

	6,959	6,995

Total assets	$107,322	$105,422

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	March 31, 2004 Unaudited	December 31, 2003
Current liabilities:
Current portion of long-term debt	$1,234	$1,255
Current portion of pension liability	8,460	8,612
Accounts payable	3,052	1,849
Accounts payable - accrued	5,007	6,696
Accrued health and dental	1,227	1,141
Accrued liabilities - payroll related	9,574	7,951
Accrued liabilities - other	10,750	9,210
Customer deposits in excess of cost	7,684	7,679

Total current liabilities	46,988	44,393

Long-term debt, less current portion	19,639	20,299
Long-term pension benefit liability	14,679	15,575
Other long-term liabilities	1,982	2,180

Total liabilities	83,288	82,447

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,045,402 and 4,044,164 issued at March 31, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	10,100	10,077
Retained earnings	39,540	38,504
Treasury stock, at cost – 359,723 shares at March 31, 2004 and December 31, 2003, respectively	(7,043)	(7,043)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	140	140
Minimum pension liability	(18,704)	(18,704)

Total stockholders’ equity	24,034	22,975

Total liabilities and stockholders’ equity	$107,322	$105,422

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net sales	$43,247	$35,669
Cost of sales	34,312	29,164

Gross profit	8,935	6,505

Selling, general, and administrative expenses	7,025	5,170

Income from operations	1,910	1,335

Interest	225	219

Income before income taxes	1,685	1,116
Income tax expense	649	423

Net income	$1,036	$693

Net income per common share:
Basic	$0.26	$0.17
Diluted	$0.23	$0.16

Weighted average common shares outstanding:
Basic	4,045	4,036
Diluted	4,544	4,384

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash flows from operating activities:
Net income	$1,036	$693

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	915	740
Provision for deferred income taxes	649	423
Funding over pension cost	(1,048)	(398)
Provision for losses on receivables	—	36
Provision for inventory valuation	3	—
Provision for losses on contracts-in-process	711	—
Income tax benefit from exercise of non-qualified stock options	11	74
Changes in assets and liabilities:
Related party receivable	(6)	(19)
Accounts receivable, net	2,611	1,296
Inventories	(8,507)	(4,981)
Prepaid expenses and other	294	796
Deposits and other	3	(76)
Customer deposits in excess of cost	5	—
Accounts payable and accrued liabilities	1,854	2,200

Total adjustments	(2,505)	91

Net cash (used in) provided by operating activities	(1,469)	784

Cash flows from investing activities:
Capital expenditures	(860)	(2,369)

Net cash used in investing activities	(860)	(2,369)

Cash flows from financing activities:
Proceeds from exercise of stock options	12	175
Net change under revolving credit facility	(399)	1,393
Principal payments under long-term debt	(282)	(408)

Net cash (used in) provided by financing activities	(669)	1,160

Net decrease in cash	(2,998)	(425)

Cash, beginning of period	3,156	2,795

Cash, end of period	$158	$2,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$189	$178

Taxes	$50	$—

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2004 and 2003

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K.

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

(In thousands except per share information)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net Income – as reported	$1,036	$693
Stock based compensation under fair value method, net of tax effect	(155)	(969)

Net income (loss) – pro forma	$881	$(276)

Net income per share, basic – as reported	$0.26	$0.17

Net income per share, diluted – as reported	$0.23	$0.16

Net income (loss) per share, basic – pro forma	$0.22	$(0.07)

Net income (loss) per share, diluted – pro forma	$0.19	$(0.06)

3. INVENTORIES

Inventories as of March 31, 2004 and December 31, 2003 consist of the following:

(In Thousands)

	March 31, 2004	December 31, 2003
Work in process	$38,720	$31,679
Finished goods	2,005	2,058
Raw materials and supplies	10,286	9,677

Total	51,011	43,414
Less reserves	(2,427)	(2,473)
Less milestone payments and customer deposits	(14,576)	(15,437)

	$34,008	$25,504

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The company receives milestone payments on the majority of its government contracts. The title to all inventories on which the company receives milestone payments is vested in the customer to the extent of the deposit balance.

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

The following table represents the net income per share calculations for the three-month periods ended March 31, 2004 and 2003:

(All numbers In Thousands, except Income Per Share)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income	$1,036	$693
Weighted average shares	4,045	4,036
Basic net income per share	$0.26	$0.17
Dilutive securities: options	499	348
Diluted weighted average shares	4,544	4,384
Diluted net income per share	$0.23	$0.16

Options to purchase -0- and approximately 209,000 shares of common stock related to March 31, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

5. DEBT

Debt as of March 31, 2004 and December 31, 2003 consists of the following:

(In Thousands)

	March 31, 2004	December 31, 2003
Revolving credit facility; Interest at LIBOR plus 2.50% (3.62% at March 31, 2004)	$14,567	$14,966
Bank Term Loan; Interest at LIBOR plus 2.75% (3.87% at March 31, 2004)	3,750	4,000
Airport Authority Term Loan; Interest at BMA plus 0.36% (1.27% at March 31, 2004)	2,500	2,500
Capital Lease Obligations; Interest from 8.4% to 11.0%, collateralized by security interest in certain equipment	56	88

Total long-term debt	20,873	21,554
Less portion reflected as current	(1,234)	(1,255)

Long term-debt, net of current portion	$19,639	$20,299

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

The Bank Term Loan has a term of 5 years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

On May 22, 2003, the company amended the Credit Agreement to create a line of credit for the repurchase of the company’s common stock (“Treasury Stock Term Loan”). The company may draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2004, and the borrowings may be used to make purchases of the company’s common stock from any person who is not or has never been an affiliate of the company. The Treasury Stock Term Loan can be drawn in increments of $0.5 million and bears interest at LIBOR plus 3.00%. The company had no outstanding balance under the Treasury Stock Term Loan at March 31, 2004 or December 31, 2003. The loan will be repaid, if drawn, in equal monthly installments over 43 months commencing on May 22, 2004.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at BMA plus 0.36%. The amount outstanding under the Airport Authority Term Loan at March 31, 2004 was $2.5 million and will be repaid over 14 annual installments of approximately $180,000 commencing on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The company had borrowings of approximately $14.6 million outstanding under the Revolving Credit Facility at March 31, 2004. Remaining borrowing capacity available under the facility at March 31, 2004, based upon the calculation that defines the borrowing base, totaled approximately $10.4 million. All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

As of March 31, 2004, principal maturities of debt were as follows:

(In Thousands)

Current	$1,234
1-3 years	16,929
3-5 years	1,110
Thereafter	1,600

$20,873

A significant portion of the debt maturing during the 1-3 year period listed above relates to the expiration of the 2-year term of the Revolving Credit Facility, as amended. The company expects that it will renew the agreement for an additional 2-year term on December 16, 2004, and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the Revolving Credit Facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

6. STOCKHOLDERS’ EQUITY

Holders of Stock Options under the company’s Non-Qualified Stock Option Plan exercised options for approximately 1,200 and 16,000 shares, respectively, of the company’s common stock during the three months ended March 31, 2004 and 2003. The company recorded both the exercise price and a tax benefit totaling approximately $23,000 and $250,000, respectively, to Additional Paid In Capital during the first quarter of 2004 and 2003.

7. EMPLOYEE BENEFIT PLANS

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

Components of the Plan’s net periodic pension cost were as follows:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Service cost	$642	$577
Interest cost	1,792	1,849
Expected return on plan assets	(2,190)	(2,138)
Amortization of prior service cost	169	218
Amortization of net (gain) loss	268	44

Net pension cost	$681	$550

8. CONTINGENCIES

United States Government Contracts - The company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a material effect on the company’s financial position or results of operations.

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers- A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 65.5% and 61.5% of the company’s total revenues during the three-month periods ended March 31, 2004 and 2003, respectively. The company’s two largest programs generated approximately 92.4% and 86.1% of its revenues during the first quarters of 2004 and 2003, respectively. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification of three Boeing 737 aircraft to Quick Change configuration by the company was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and the company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues on October 31, 2001. The parties have subsequently entered into arbitration and discovery is ongoing. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

On January 16, 2004, the company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. On January 20, 2004, GECAS filed suit against the company’s Pemco World

Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the company filed a motion to dismiss the claim filed in the New York state court, which was denied. The Court has ordered mediation in the matter. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

ACC Capital Corporation (“ACC Capital”) claims the company improperly terminated leases for computer hardware and software in November of 2002. The company filed a Declaratory Judgment action on February 4, 2003 in the District Court Northern District, Alabama to substantiate the company’s end-of-term option to purchase. ACC Capital filed an action in Utah state court on March 17, 2003, which was subsequently removed to federal court on the company’s motion. The company filed its Motion for Partial Summary Judgment on February 9, 2004, and arguments are to be heard by the Court on June 22, 2004. The company believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Employment Lawsuits

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company Summary Judgment in the EEOC case. That judgment has now been appealed to the 11th Circuit Court of Appeals and all briefs filed. Arguments were heard by the Court on March 18, 2004 and the company awaits the Court’s decision. The company has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex and age, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company as a whole and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the company’s financial position or results of operations.

The company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the company’s financial position or results of operations.

Environmental Compliance

In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003 and well installation has been completed. It is the company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The company recorded liabilities of approximately $74,000 and $100,000 related to the Phase II Plan at March 31, 2004 and December 31, 2003, respectively, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. The company anticipates the total costs of the Phase II Plan to be approximately $441,000, of which the company has paid approximately $367,000 as of March 31, 2004. Management believes that the results of the Phase II Plan will not have a material impact on the company’s financial position or results of operations.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. The requirements to comply with environmental regulations have not had, and are not expected to have, a material effect on the company’s financial position or results of operations.

9. SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the company’s 2003 Annual Report on Form 10-K. The company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is not material. The company does not allocate income taxes to segments.

The company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS may generate revenues from governmental entities or programs and the GSS may generate revenues from commercial entities.

The following table presents information about segment profit or loss for the three months ended March 31, 2004 and 2003:

(In Thousands)

Three Months Ended March 31, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$29,591	$11,151	$1,425	$42,167
Revenues from external foreign customers		885	195	1,080
Inter-company revenues	(10)	123	156	269

Total segment revenues	29,581	12,159	1,776	43,516
Elimination				(269)

Total Revenue				$43,247

Gross profit	$8,794	$312	$(171)	$8,935

Segment operating income (loss)	$3,712	$(1,542)	$(260)	$1,910
Interest expense				225
Income taxes				649

Net income				$1,036

Assets	$68,139	$34,144	$5,039	$107,322
Depreciation/amortization	700	293	46	1,039
Capital Additions	581	272	7	860

Three Months Ended March 31, 2003	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$21,991	$9,326	$1,897	$33,214
Revenues from external foreign customers		2,326	129	2,455
Inter-company revenues	98	44	132	274

Total segment revenues	22,089	11,696	2,158	35,943
Elimination				(274)

Total Revenue				$35,669

Gross profit	$6,550	$(19)	$(26)	$6,505

Segment operating income (loss)	$3,244	$(1,671)	$(238)	$1,335
Interest expense				219
Income taxes				423

Net income				$693

Assets	$60,391	$32,274	$6,671	$99,336
Depreciation/amortization	508	195	55	758
Capital Additions	947	1,508	46	2,501

Due to the long-term nature of much of the company’s business, the depreciation and amortization amounts recorded in the Consolidated Statements of Income will not directly match the change in accumulated depreciation and amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into work-in-process.

The following tables reconcile the effect of this capitalization of costs for the three months ended March 31, 2004 and 2003:

Three Months Ended March 31	2004	2003
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$915	$740
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	124	18

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$1,039	$758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The company conducts its business through three operating segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The company’s services are generally provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

RESULTS OF OPERATIONS

Three months ended March 31, 2004

Versus three months ended March 31, 2003

The table below presents major highlights from the three months ended March 31, 2004 and 2003.

(In $Millions)

	2004	2003	Change
Revenue	$43.2	$35.7	21.0%
Gross Profit	8.9	6.5	36.9%
Operating income	1.9	1.3	46.2%
Income before taxes	1.7	1.1	54.5%
Net income	1.0	0.7	42.9%
EBITDA	2.9	2.1	38.1%

EBITDA for the quarters ended March 31, 2004 and 2003 was calculated using the following approach:

	2004	2003
Net Income	$1.0	$0.7
Interest	0.2	0.2
Taxes	0.7	0.4
Depreciation & Amortization	1.0	0.8

EBITDA	$2.9	$2.1

The company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the company’s performance and to allocate resources. In addition, EBITDA is used as one of the components to calculate the company’s debt covenants. The company believes EBITDA is also an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the company’s business, the Depreciation and Amortization amounts recorded in the Consolidated Statements of Income will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of depreciation expense on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in Revenue by Operating Segment from the three months ended March 31, 2004 and 2003.

(In $Millions)

	2004	2003	Change	% Change
GSS	29.6	22.1	7.5	33.9%
CSS	12.1	11.7	0.4	3.4%
MCS	1.8	2.2	(0.4)	(18.2%)
Eliminations	(0.3)	(0.3)	—	0.0%

Total	43.2	35.7	7.5	21.0%

Without regard to operating segments, the company’s mix of business between government and commercial customers was approximately 29% commercial and 71% government in 2004 and 36% commercial and 64% government in 2003.

GSS revenue increased $7.5 million primarily as a result of an increase in sales under the KC-135 Programmed Depot Maintenance (“PDM”) program of approximately $6.4 million and sales related to a new C-130 contract of approximately $0.8 million. During the first quarter of 2004, the GSS delivered seven PDM aircraft compared to five PDM deliveries during the same period of 2003. In addition to increased PDM deliveries, the GSS performed more time and material based services under the KC-135 PDM program during the first quarter of 2004 versus the first quarter of 2003.

The increase in the CSS revenue of $0.4 million was attributable to an increase in commercial Maintenance, Repair, and Overhaul (“MRO”) services to its largest customer of approximately $3.8 million, partially offset by a decrease in other MRO services of approximately $3.4 million. A significant portion of the other MRO services performed during the first quarter of 2003 related to heavy maintenance on aircraft undergoing cargo conversions. There were no comparable sales during the first quarter of 2004.

Revenue in the MCS decreased $0.4 million in the first quarter of 2004 versus the first quarter of 2003 primarily as a result of the close out of two government programs during 2003, partially offset by increased sales related to a flight terminations system program. Revenue related to sales of high precision machined parts and other aircraft components remained relatively flat during the first quarter of 2004 compared to the first quarter of 2003.

Cost of sales increased to $34.3 million during the first quarter of 2004 from $29.2 million in the first quarter of 2003, primarily as a result of the increase in revenue. Overall, the gross profit percentage of the company increased during this same period to 21.0% in 2004 from 18.2% in 2003. Gross profit at the GSS remained relatively constant at approximately 30%. Gross profit at the CSS improved to approximately 3.1% during the first quarter of 2004 from approximately 0.0% during the same period of 2003. Cost of sales at the CSS during the first quarter of 2003 included training and learning curve costs related to work begun on new types of aircraft. Such costs included a $0.9 million charge for estimated losses on contracts-in-process. There were no comparable costs at the CSS during the first quarter of 2004.

Selling, general and administrative (“SG&A”) expense increased to $7.0 million in the first quarter of 2004 from $5.2 million during the first quarter of 2003 as a result of several factors. The company recorded accounting and legal charges of approximately $0.9 million during the first quarter of 2004 related to the 2003 financial statement audit and the restatement of the company’s financial statements filed in connection with the first three quarters of 2003. In addition, the company capitalizes certain SG&A costs allocable to the GSS into work-in-process. As a result of a general increase in SG&A expense over the last two fiscal years, coupled with the increase in sales at the GSS quarter over quarter, a greater amount of SG&A expense was relieved from work-in-process during the first quarter of 2004 compared to the first quarter of 2003. The general increase in SG&A expense included continued investment in the company’s Industrial Engineering function in an effort to improve productivity, expanding marketing and business development capabilities across each segment, and increasing the internal audit function.

Interest expense held relatively constant at approximately $0.2 million during the first quarter of 2004 and 2003.

The company recorded income taxes at an effective rate of 38.5% and 38.0% during the first quarter of 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands Except Long Term Debt to Equity)

	March 31, 2004	December 31, 2003	Change
Cash	$158	$3,156	$(2,998)
Working Capital	27,450	28,093	(643)
Revolving credit facility	14,567	14,966	(399)
Long term debt and capital lease obligations	5,072	5,333	(261)
Shareholders’ equity	24,034	22,975	1,059
Long term debt to equity	0.82	0.88	(0.06)

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

Operating activities used $1.5 million of cash during the three months ended March 31, 2004. Operating activities provided $0.8 million of cash during the same period of 2003. Cash of $0.9 million and $2.4 million was used during the quarters ended March 31, 2004 and 2003, respectively, for capital expenditures.

At March 31, 2004 the company had additional borrowing capacity of $10.4 million under its Revolving Credit Facility.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003, coupled with substantially lower interest rates, the Plan was under-funded by approximately $26.5 million at December 31, 2003. Pursuant to ERISA funding requirements, the company expects to make contributions of approximately $8.6 million to the Plan during 2004, of which the company has made contributions of approximately $1.7 million through March 31, 2004.

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

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of March 31, 2004 and 2003, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

The company had an accrual of approximately $0.1 million at March 31, 2003 related to a consulting agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreement, the amounts were paid over a 6-month period that began December 2002.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The company’s significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements in the company’s 2003 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

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

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs generally impact the company’s proposal processes, including the determination of pricing for fixed price and time-and-material elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. In addition, the company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions to accrued losses on contracts-in-process are charged or credited to operations in the period in which the change is determined. Further, an amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and acceptance, the relative proportion of fixed price, time-and-material, and other types of contracts-in-process, and costs incurred in their performance.

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

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at March 31, 2004 and March 31, 2003:

Customer Type	2004	2003
U.S. Government	$76,503	$98,722
Commercial	17,018	19,934

Total	$93,521	$118,656

The reduction in government backlog was related to decreases in both the Government GSS and MCS. The GSS decreased backlog approximately $21.1 million year-over-year due primarily to lower KC-135 aircraft in work. At March 31, 2003, there were 30 KC-135’s in backlog versus 26 at March 31, 2004. Backlog in government programs at the MCS decreased $0.9 million during this same period due to the unit nearing the completion of one of its existing contracts.

Total commercial backlog decreased $2.9 million. Backlog at the CSS decreased $2.9 million while backlog in commercial programs at the MCS remained unchanged when compared with the prior year. The decrease in backlog at the CSS is due primarily to sales of aircraft near the end of the quarter from one of its major customers. In addition, 2003 backlog included several cargo conversions which had incurred hours but had not been sold.

Overall the mix of backlog shifted towards commercial during the two periods moving from 83.2% government and 16.8% commercial for the three months ended March 31, 2003 to 81.8% government and 18.2% commercial for the three months ended March 31, 2004. This shift in mix is primarily a result of the large decrease in the government backlog noted above.

The company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 8 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the company’s 2003 Annual Report on Form 10-K, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The company cautions readers not to place undue reliance on any forward–looking statements, which speak only as of the date on which they are made. The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s Credit Agreement, which includes a revolving credit facility and one term loan, and another term loan, all as described in Note 5 to the Consolidated Financial Statements. The Credit Agreement’s revolving credit facility and term loan bear interest at LIBOR plus 250 basis points and LIBOR plus 275 basis points, respectively, and the other term loan bears interest at BMA plus 36 basis points. These interest rates were 3.62%, 3.87%, and 1.27%, respectively at March 31, 2004. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced by approximately $50,000 during the quarter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Management carried out an evaluation, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

(b) Changes in internal control over financial reporting. During the period covered by this Quarterly Report on Form 10-Q, the company implemented remedial measures to address a material weakness in internal control over financial reporting identified by the company’s independent auditors in connection with their audit of the company’s financial statements for the fiscal year ended December 31, 2003. Management believes these measures materially improved the company’s internal control over financial reporting during the quarter. Actions taken included re-evaluating and adding staff and level of expertise, increasing training of corporate and accounting staff to heighten awareness of generally accepted accounting principles, establishing policies and procedures designed to enhance coordination and reporting procedures between management and the company’s accounting staff, centralizing review and monitoring of accounting issues, and allocating senior accounting personnel to provide additional on-site supervision of accounting functions. The company believes the measures it has taken and additional measures it continues to implement are reasonably likely to have a material, positive impact on its internal control over financial reporting in future periods.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

The company filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated:	May 13, 2004	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2004	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Finance & Accounting Officer)

-S1-