Form 10-Q
period 2004-06-30
PEMCO AVIATION GROUP INC
filed 2004-08-16
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 16, 2004
Common Stock, $.0001 par value	4,076,334

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	June 30, 2004 Unaudited	December 31, 2003
Current assets:
Cash	$385	$3,156
Accounts receivable, net	39,274	35,042
Inventories, net	30,422	25,504
Deferred income taxes	7,596	7,223
Prepaid expenses and other	1,898	1,561

Total current assets	79,575	72,486

Machinery, equipment and improvements at cost:
Machinery and equipment	31,726	31,536
Leasehold improvements	27,465	27,281
Construction-in-process	2,146	988

	61,337	59,805
Less accumulated depreciation and amortization	(35,225)	(33,864)

Net machinery, equipment and improvements	26,112	25,941

Other non-current assets:
Deposits and other	1,869	1,779
Related party receivable	471	460
Intangible pension asset	4,539	4,539
Intangible assets, net	188	217

	7,067	6,995

Total assets	$112,754	$105,422

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	June 30, 2004 Unaudited	December 31, 2003
Current liabilities:
Current portion of long-term debt	$1,233	$1,255
Current portion of pension liability	8,281	8,612
Accounts payable	5,979	1,849
Accounts payable - accrued	4,955	6,696
Accrued health and dental	1,229	1,141
Accrued liabilities - payroll related	9,196	7,951
Accrued liabilities - other	7,214	9,210
Customer deposits in excess of cost	6,919	7,679

Total current liabilities	45,006	44,393

Long-term debt, less current portion	28,434	20,299
Long-term pension benefit liability	13,473	15,575
Other long-term liabilities	2,243	2,180

Total liabilities	89,156	82,447

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,076,334 and 4,044,164 issued at June 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	12,302	10,077
Retained earnings	38,419	38,504
Treasury stock, at cost – 411,998 shares at June 30, 2004 and 359,723 at December 31, 2003, respectively	(8,585)	(7,043)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	165	140
Minimum pension liability	(18,704)	(18,704)

Total stockholders’ equity	23,598	22,975

Total liabilities and stockholders’ equity	$112,754	$105,422

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Net sales	$43,515	$47,253
Cost of sales	37,761	36,133

Gross profit	5,754	11,120

Selling, general, and administrative expenses	7,298	7,456

Income (loss) from operations	(1,544)	3,664

Interest	277	230

Income (loss) before income taxes	(1,821)	3,434
Income tax expense (benefit)	(701)	1,305

Net income (loss)	$(1,120)	$2,129

Net income (loss) per common share:
Basic	$(0.28)	$0.53
Diluted	$(0.28)	$0.49

Weighted average common shares outstanding:
Basic	4,064	4,043
Diluted	4,064	4,377

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net sales	$86,762	$82,922
Cost of sales	72,169	65,297

Gross profit	14,593	17,625

Selling, general, and administrative expenses	14,229	12,626

Income (loss) from operations	364	4,999

Interest	502	449

Income (loss) before income taxes	(138)	4,550
Income tax expense (benefit)	(53)	1,728

Net income (loss)	$(85)	$2,822

Net income (loss) per common share:
Basic	$(0.02)	$0.70
Diluted	$(0.02)	$0.64

Weighted average common shares outstanding:
Basic	4,055	4,040
Diluted	4,055	4,381

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash flows from operating activities:
Net income	$(85)	$2,822

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,830	1,788
Provision for deferred income taxes	(906)	1,728
Funding over pension cost	(2,433)	(1,722)
Provision for losses on receivables	49	21
Provision for inventory valuation	39	—
Gain (loss) on disposal of fixed assets	10	—
Provision for losses on contracts-in-process	(1,749)	(1,577)
Income tax benefit from exercise of non-qualified stock options	202	121
Changes in assets and liabilities:
Related party receivable	(11)	(25)
Accounts receivable, net	(4,281)	(5,511)
Inventories	(4,957)	(6,925)
Prepaid expenses and other	(337)	(298)
Deposits and other	(90)	(219)
Customer deposits in excess of cost	(1,173)	3,610
Accounts payable and accrued liabilities	4,422	4,815
Other non-current liabilities	63	216

Total adjustments	(9,322)	(3,978)

Net cash used in operating activities	(9,407)	(1,156)

Cash flows from investing activities:
Capital expenditures	(1,932)	(3,883)

Net cash used in investing activities	(1,932)	(3,883)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,022	67
Purchase of treasury stock	(1,542)	(136)
Net change under revolving credit facility	6,801	2,714
Principal payments under long-term debt	(510)	(239)
Borrowings under long term debt	1,797	—

Net cash provided by financing activities	8,568	2,406

Net decrease in cash	(2,771)	(2,633)

Cash, beginning of period	3,156	2,795

Cash, end of period	$385	$162

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

June 30, 2004 and 2003

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K.

2. STOCK OPTIONS

The company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

The company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. The following table illustrates what the effect on net income and earnings per share would have been if the company had applied the fair value recognition provisions of FASB Statement No. 123 to stock options granted to employees.

(In thousands except per share information)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income (loss) – as reported	$(1,120)	$2,129	$(85)	$2,822
Stock based compensation under fair value method, net of tax effect	(141)	(182)	(1,167)	(1,158)

Net income (loss) – pro forma	$(1,261)	$1,947	$(1,252)	$1,664

Net income (loss) per share, basic – as reported	$(0.28)	$0.53	$(0.02)	$0.70

Net income (loss) per share, diluted – as reported	$(0.28)	$0.49	$(0.02)	$0.64

Net income (loss) per share, basic – pro forma	$(0.31)	$0.48	$(0.31)	$0.41

Net income (loss) per share, diluted – pro forma	$(0.31)	$0.44	$(0.31)	$0.38

3. INVENTORIES

Inventories as of June 30, 2004 and December 31, 2003 consist of the following:

(In thousands)

	June 30, 2004	December 31, 2003
Work in process	$39,666	$31,679
Finished goods	2,046	2,058
Raw materials and supplies	11,931	9,677

Total	53,643	43,414
Less reserves	(2,512)	(2,473)
Less milestone payments and customer deposits	(20,709)	(15,437)

	$30,422	$25,504

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The company receives milestone payments on the majority of its U.S. Government contracts. The title to all inventories on which the company receives milestone payments is vested in the customer to the extent of the deposit balance.

4. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income (loss) per share calculations for the three-month and six-month periods ended June 30, 2004 and 2003:

(All numbers in thousands, except income per share)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net income (loss)	$(1,120)	$2,129	$(85)	$2,822
Weighted average shares	4,064	4,043	4,055	4,040
Basic net income (loss) per share	$(0.28)	$0.53	$(0.02)	$0.70
Dilutive securities: options	—	334	—	341
Diluted weighted average shares	4,064	4,377	4,055	4,381
Diluted net income (loss) per share	$(0.28)	$0.49	$(0.02)	$0.64

Options to purchase 204,833 and approximately 217,000 shares of common stock related to June 30, 2004 and 2003, respectively, were excluded from the computation of diluted net income (loss) per share because the option exercise price was greater than the average market price of the shares.

5. DEBT

Debt as of June 30, 2004 and December 31, 2003 consists of the following:

(In thousands)

	June 30, 2004	December 31, 2003
Revolving credit facility; Interest at LIBOR plus 2.50% (3.78% at June 30, 2004)	$21,792	$14,966
Bank Term Loan; Interest at LIBOR plus 2.75% (4.03% at June 30, 2004)	3,500	4,000
Airport Authority Term Loan; Interest at BMA plus 0.36% (1.33% at June 30, 2004)	2,500	2,500
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (4.52% at June 30, 2004)	1,797	—
Capital Lease Obligations; Interest from 8.4% to 11.0%, collateralized by security interest in certain equipment	78	88

Total long-term debt	29,667	21,554
Less portion reflected as current	(1,233)	(1,255)

Long term-debt, net of current portion	$28,434	$20,299

On December 16, 2002, the company executed a Credit Agreement that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The Revolving Credit Facility had an original term of two years. The company amended the Credit Agreement on December 16, 2003, increasing borrowing capacity under the Revolving Credit Facility from $20.0 million to $25.0 million and extended the maturity date from December 16, 2004 to December 16, 2005. The Revolving Credit Facility bears interest at London Interbank Offer Rate (LIBOR) plus 2.00% to 2.75%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

On May 7, 2004, the company amended the credit agreement to increase the revolving credit facility from a borrowing base of $25 million to $27 million. Borrowing availability under the revolving credit facility is tied to percentages of eligible accounts receivable and inventories. The company had borrowings of approximately $21.8 million outstanding under the Revolving Credit Facility at June 30, 2004. Remaining borrowing capacity available under the revolving credit facility at June 30, 2004, based upon the calculation that defines the borrowing base, totaled approximately $5.2 million.

The Bank Term Loan has a term of 5 years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

On May 22, 2004, the company amended the Credit Agreement to create a line of credit for the repurchase of the company’s common stock (“Treasury Stock Term Loan”). The company may draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings may be used to make purchases of the company’s common stock from any person who is not or has never been an affiliate of the company or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan can be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00%. The company had an outstanding balance under the Treasury Stock Term Loan at June 30, 2004 of $1.8 million compared to a -0- balance at December 31, 2003. The loan will be repaid in equal monthly installments over 31 months commencing on May 22, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (BMA) plus 0.36%. The amount outstanding under the Airport Authority Term Loan at June 30, 2004 was $2.5 million and will be repaid over 14 annual installments of approximately $180,000 commencing on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a five-year term.

All of the above facilities have provisions for increases in the interest rate during any period when an event of default exists.

As of June 30, 2004, principal maturities of debt were as follows:

(In Thousands)

Current	$1,233
One to three years	25,724
Three to five years	1,110
Thereafter	1,600

$29,667

A significant portion of the debt maturing during the one to three year period listed above relates to the expiration of the two-year term of the Revolving Credit Facility, as amended. The company expects that it will renew the agreement for an additional two-year term on December 16, 2004, and continue to do so each year, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the Revolving Credit Facility, the company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

The above loans are collateralized by substantially all of the assets of the company and have various covenants, which limit or prohibit the company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the company is required to maintain various financial ratios and minimum net worth amounts.

Notwithstanding the covenants mentioned above which limit or prohibit the company from incurring additional indebtedness, the company does have certain assets that are not covered by these limitations or prohibitions that could possibly be used to secure additional financing.

6. STOCKHOLDERS’ EQUITY

Holders of stock options under the company’s Non-Qualified Stock Option Plan exercised options for approximately 84,445 and 17,000 shares, respectively, of the company’s common stock during the three months ended June 30, 2004 and 2003. The company recorded both the exercise price and a tax benefit totaling approximately $2.3 million and $270,000, respectively, to additional paid in capital during the second quarter of 2004 and 2003.

7. EMPLOYEE BENEFIT PLANS

The company has a defined benefit pension plan (the Plan) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal laws and regulations concerning pensions.

Components of the Plan’s net periodic pension cost were as follows:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Service cost	$642	$577	$1,284	$1,154
Interest cost	1,792	1,849	3,584	3,698
Expected return on plan assets	(2,190)	(2,138)	(4,380)	(4,276)
Amortization of prior service cost	169	218	338	436
Amortization of net (gain) loss	268	44	536	88

Net pension cost	$681	$550	$1,362	$1,100

8. CONTINGENCIES

United States Government Contracts - The company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The U. S. Government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a material effect on the company’s financial position or results of operations.

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers- A small number of the company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 57% and 67% of the company’s total revenues during the six month periods ended June 30, 2004 and 2003, respectively. The company’s two largest programs generated approximately 84% and 83% of its revenues during the second quarters of 2004 and 2003, respectively. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the company to renew or replace any of these customer contracts when they expire, could materially harm the company’s business and impair the value of its common stock.

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

On January 16, 2004, the company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, GECAS filed suit against the company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the company filed a motion to dismiss the claim filed in the New York state court, which was denied. The New York Court has ordered mediation in the matter. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

ACC Capital Corporation (“ACC Capital”) claims the company improperly terminated leases for computer hardware and software in November of 2002. The company filed a Declaratory Judgment action on February 4, 2003 in the U. S. District Court, Northern District of Alabama to substantiate the company’s end-of-term option to purchase. ACC Capital filed an action in Utah state court on March 17, 2003, which was subsequently removed to federal court on the company’s motion. The parties settled the case on May 28, 2004.

Employment Lawsuits

In December 1999, the company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the company. Nine plaintiffs elected to settle with the company prior to the trial. On December 13, 2002 the Court granted the company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC and all briefs filed. Arguments were heard by the Court on March 18, 2004 and the company awaits the Court’s decision. The company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex and age, have been made against the company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees of Pemco Aeroplex are also pending in Alabama state court. The company believes that no one of these claims is material to the company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the company’s financial position or results of operations.

The company and its subsidiaries are also parties to other non-employment related litigation, the results of which Management believes will not be material to the company’s financial position or results of operations.

Environmental Compliance

In December 1997, the company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The company has taken actions to correct the items raised by the inspection. On December 21, 1998, the company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003 and well installation has been completed. The company’s subsequent site characterization report was approved by the EPA and the Alabama Department of Environmental Management (“ADEM”) on July 30, 2004. The additional sampling schedule is being determined. It is the company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The company recorded liabilities of approximately $74,000 and $100,000 related to the Phase II Plan at June 30, 2004 and December 31, 2003, respectively, which are included in “accrued liabilities – other” on the accompanying Consolidated Balance Sheets. The company anticipates the total costs of the Phase II Plan to be approximately

$441,000, of which the company has paid approximately $367,000 as of June 30, 2004. Management believes that the results of the Phase II Plan will not have a material impact on the company’s financial position or results of operations.

The company is required to comply with environmental regulations at the federal, state and local levels. These requirements apply especially to the stripping, cleaning and painting of aircraft. Management believes that compliance with environmental regulations will not have a material impact on the company’s financial position or results of operations.

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

The following table presents information about segment profit or loss for the three months ended June 30, 2004 and 2003:

(In Thousands)

Three Months Ended June 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$26,289	$9,996	$1,701	$37,986
Revenues from external foreign customers		5,375	154	5,529
Inter-company revenues	1	3,445	150	3,596

Total segment revenues	26,290	18,816	2,005	47,111
Elimination				(3,596)

Total Revenue				$43,515

Gross profit	$3,885	$2,476	$(607)	$5,754

Segment operating income (loss)	$(1,349)	$379	$(574)	$(1,544)
Interest expense				277
Income tax benefit				(701)

Net income (loss)				$(1,120)

Assets	$74,050	$33,612	$5,092	$112,754
Depreciation/amortization	818	337	117	1,272
Capital Additions	1,175	207	4	1,386

Three Months Ended June 30, 2003	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$34,276	$11,317	$1,428	$47,021
Revenues from external foreign customers		160	72	232
Inter-company revenues	2	549	508	1,059

Total segment revenues	34,278	12,026	2,008	48,312
Elimination				(1,059)

Total Revenue				$47,253

Gross profit	$12,963	$(928)	$(915)	$11,120

Segment operating income (loss)	$7,753	$(2,912)	$(1,177)	$3,664
Interest expense				230
Income taxes				1,305

Net income				$2,129

Assets	$67,693	$32,473	$5,874	$106,040
Depreciation/amortization	712	384	59	1,155
Capital Additions	272	1,104	5	1,381

The following table presents information about segment profit or loss for the six months ended June 30, 2004 and 2003:

(In Thousands)

Six Months Ended June 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$55,881	$21,146	$3,126	$80,153
Revenues from external foreign customers		6,260	349	6,609
Inter-company revenues	(9)	3,568	307	3,866

Total segment revenues	55,872	30,974	3,782	90,628
Elimination				(3,866)

Total Revenue				$86,762

Gross profit	$12,556	$2,815	$(778)	$14,593

Segment operating income (loss)	$2,373	$(1,171)	$(838)	$364
Interest expense				502
Income tax benefit				(53)

Net income (loss)				$(85)

Assets	$74,050	$33,612	$5,092	$112,754
Depreciation/amortization	1,518	630	163	2,311
Capital Additions	1,211	666	55	1,932

Six Months Ended June 30, 2003	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$56,267	$20,643	$3,325	$80,235
Revenues from external foreign customers		2,486	201	2,687
Inter-company revenues	100	592	640	1,332

Total segment revenues	56,367	23,721	4,166	84,254
Elimination				(1,332)

Total Revenue				$82,922

Gross profit	$20,012	$(1,446)	$(941)	$17,625

Segment operating income (loss)	$11,397	$(4,984)	$(1,414)	$4,999
Interest expense				449
Income taxes				1,728

Net income				$2,822

Assets	$67,693	$32,473	$5,874	$106,040
Depreciation/amortization	1,206	596	111	1,913
Capital Additions	2,018	1,814	51	3,883

Due to the long-term nature of much of the company’s business, the depreciation and amortization amounts recorded in the Consolidated Statements of Income will not directly match the change in accumulated depreciation and amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of depreciation costs on long-term contracts into work-in-process.

The following tables reconcile the effect of this capitalization of costs for the three months ended June 30, 2004 and 2003:

Three Months Ended June 30	2004	2003
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$915	$1,048
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	357	107

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$1,272	$1,155

Six Months Ended June 30	2004	2003
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$1,840	$1,788
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	471	125

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$2,311	$1,913

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

RESULTS OF OPERATIONS

Three months ended June 30, 2004

Versus three months ended June 30, 2003

The table below presents major highlights from the three months ended June 30, 2004 and 2003.

(In $Millions)

	2004	2003	Change
Revenue	$43.5	$47.3	(8.0)%
Gross Profit	5.8	11.1	(47.7)%
Operating income (loss)	(1.5)	3.7	(140.5)%
Income (loss) before taxes	(1.8)	3.4	(152.9)%
Net income (loss)	(1.1)	2.1	(152.4)%
EBITDA	(0.2)	4.8	(104.2)%

EBITDA for the quarters ended June 30, 2004 and 2003 was calculated using the following approach:

	2004	2003
Net income (loss)	$(1.1)	$2.1
Interest	0.3	0.2
Taxes	(0.7)	1.3
Depreciation & Amortization	1.3	1.2

EBITDA	$(0.2)	$4.8

The company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the company’s performance and to allocate resources. In addition, EBITDA is used as one of the components to calculate the company’s debt covenants. The company believes EBITDA is also an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors to approximate its cash generation capability. Accordingly, the company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the company’s business, the Depreciation and Amortization amounts recorded in the Consolidated Statements of Income will not directly match the change in Accumulated Depreciation and Amortization reflected on the company’s Consolidated Balance Sheets. This is a result of the capitalization of depreciation expense on long-term contracts into work-in-process. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue by operating segment from the three months ended June 30, 2004 and 2003.

(In $Millions)

	2004	2003	Change	% Change
GSS	26.3	34.3	(8.0)	(23.3)%
CSS	18.8	12.0	6.8	56.7%
MCS	2.0	2.0	—	0.0%
Eliminations	(3.6)	(1.1)	(2.5)	227.3%

Total	43.5	47.2	(3.7)	(7.8)%

Without regard to operating segments, the company’s mix of revenue between government and commercial customers was approximately 38% commercial and 62% government in 2004 and 26% commercial and 74% government in 2003.

GSS revenue decreased $8.0 million primarily as a result of lower sales under the KC-135 Programmed Depot Maintenance (“PDM”) program of approximately $10.0 million which was offset by sales related to C-130 contracts of approximately $2.0 million. During the second quarter of 2004, the GSS delivered four PDM aircraft compared to ten PDM deliveries during the same period of 2003. The lower than expected PDM deliveries were due to implementation of changes in the production process designed to improve flow days.

The increase in the CSS revenue of $6.8 million was attributable to an increase in commercial Maintenance, Repair, and Overhaul (“MRO”) services to its largest customer of approximately $9.6 million and increased intercompany sales of KC-135 flight controls of $2.5 million. These increases were partially offset by a decrease in 737 cargo conversion work of $2.3 million, and a decrease in other MRO services of approximately $3.0 million.

Revenue at the MCS remained flat at $2.0 million in the second quarter of 2004 versus the second quarter of 2003. Revenues at the MCS consist of flight termination and other launch systems for the three months ended June 30, 2004 versus the close out of two government programs for the period ended June 30, 2003. Revenue related to sales of high precision machined parts and other aircraft components remained relatively flat during the second quarter of 2004 compared to the second quarter of 2003.

Cost of sales increased to $37.8 million during the second quarter of 2004 from $36.1 million in the second quarter of 2003 due to several factors. At the GSS, losses of approximately $2.0 million associated with C-130 programs were recognized. Additionally, the GSS incurred professional fees related to improving cycle time and reducing flow days. Overall, the gross profit percentage of the company decreased during this same period to 13.2% in 2004 from 23.5% in 2003. Gross profit at the GSS decreased to 14.8% from 37.8% during the same period. Gross profit at the CSS improved to approximately 13.2% during the second quarter of 2004 from approximately (8.2)% during the same period of 2003. Cost of sales at the CSS during the second quarter of 2003 included training and learning curve costs related to work begun on new types of aircraft.

Selling, general and administrative (“SG&A”) expense decreased to $7.3 million in the second quarter of 2004 from $7.5 million during the second quarter of 2003. Included in the SG&A for the quarter was a charge of $0.9 million related to the purchase of treasury stock upon the exercise of certain stock options. Without this adjustment, SG&A for the second quarter would have been $1.1 million lower than the prior year. This SG&A decrease relates to lower sales in GSS, which capitalizes SG&A expense and relieves those costs from work in process as aircraft are sold.

Interest expense held relatively constant at approximately $0.3 million during the second quarter of 2004 and 2003.

The company recorded income taxes at an effective rate of 38.5% and 38.0% during the second quarter of 2004 and 2003, respectively.

Six months ended June 30, 2004

Versus six months ended June 30, 2003

The table below presents major highlights from the six months ended June 30, 2004 and 2003.

(In $millions)

	2004	2003	Change
Revenue	86.8	82.9	4.7%
Gross profit	14.6	17.6	(17.0)%
Operating income	0.4	5.0	(92.0)%
Income (loss) before taxes	(0.1)	4.6	(102.2)%
Net income (loss)	(0.1)	2.8	(103.6)%
EBITDA	2.6	6.8	(61.8)%

EBITDA for the quarters ended June 30, 2004 and 2003 was calculated using the following approach:

(In $millions)

	2004	2003
Net income (loss)	(0.1)	2.8
Interest	0.5	0.5
Taxes	(0.1)	1.7
Depreciation & Amortization	2.3	1.9

EBITDA	2.6	6.8

The table below presents the highlights in Revenue by Operating Segment from the six months ended June 30, 2004 and 2003.

(In $millions)

	2004	2003	Change	% Change
GSS	55.9	56.4	(0.5)	(0.9)%
CSS	31.0	23.7	7.3	30.8%
MCS	3.8	4.2	(0.4)	(9.5)%
Eliminations	(3.9)	(1.3)	(2.6)	200.0%

Total	86.8	83.0	3.8	4.6%

Without regard to operating segments, the company’s mix of revenue between government and commercial customers was approximately 34% commercial and 66% government in the first six months of fiscal year 2004 and 29% commercial and 71% government in the first six months of fiscal year 2003.

GSS revenue remained relatively flat at a $0.5 million decrease for the six month period ended June 30, 2004 versus the six month period ended June 30, 2003. Revenues under the KC-135 (PDM) program decreased by $5.0 million which was offset by sales related to a new C-130 contract of approximately $5.5 million. During the first six months of 2004, the GSS delivered 11 PDM aircraft compared to 15 PDM deliveries during the same period of 2003.

The increase in the CSS revenue of $7.3 million was attributable to an increase in commercial MRO services to its largest customer of approximately $13.3 million and increased intercompany sales of KC-135 flight controls of $2.8 million. These increases were partially offset by a decrease of 737 cargo conversion work of $2.3 million, and a decrease in Other MRO Customers of $6.5 million.

Revenue at the MCS decreased $0.4 million in the first six months of 2004 versus the first six months of 2003 primarily as a result of the close out of two government programs during 2003, partially offset by increased sales related to flight termination systems program. Revenue related to sales of high precision machined parts and other aircraft components remained relatively flat during the first six months of 2004 compared to the first six months of 2003.

Cost of sales increased to $72.2 million during the first six months of 2004 from $65.3 million in the first six months of 2003, due partially to an increase in revenue. Other factors include GSS loss reserves, which were recorded, associated with C-130 programs of $2.7 million associated with learning curve costs on this relatively new program. Additionally, professional fees related to improving productivity and cost associated with projects to improve material flow to the aircraft, including point of use supply programs. Overall, the gross profit percentage of the company decreased during this same period to 16.8% in the first six months of 2004 from 21.3% in the first six months of 2003.

Gross profit at the GSS declined to 22.5% in the first six months of 2004 from 35.5% in the first six months of 2003. Gross profit at the CSS improved to approximately 9.1% during the first six months of 2004 from approximately (7.0)% during the same period of 2003. Cost of sales at the CSS during the first six months of 2003 included training and learning curve costs related to work begun on new types of aircraft. Such costs included a $0.9 million charge for estimated losses on contracts-in-process. There were no comparable costs at the CSS during the first half of 2004.

SG&A expense increased to $14.2 million for the six month period ended June 30, 2004 from $12.6 million during the six month period ended June 30, 2003. Included in the SG&A for the quarter was a charge of $0.9 million related to the purchase of treasury stock upon the exercise of certain stock options. The company also recorded accounting and legal charges of approximately $1.6 million during the first quarter of 2004 related to the 2003 financial statement audit and the restatement of the company’s financial statements filed in connection with the first three quarters of 2003.

Interest expense held relatively constant at approximately $0.5 million during the first half of 2004 and $0.4 during the first six months of 2003.

The company recorded income taxes at an effective rate of 38.5% and 38.0% during the first six months of 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In $thousands except long term debt to equity)

	June 30, 2004	December 31, 2003	Change
Cash	385	3,156	$(2,771)
Working capital	34,569	28,093	6,476
Revolving credit facility	21,792	14,966	6,826
Long term debt and capital lease obligations	6,642	5,333	1,309
Shareholders’ equity	23,598	22,975	623
Long term debt to equity	1.20	0.88	0.32

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

Operating activities used $9.4 million of cash during the six months ended June 30, 2004. Operating activities used $1.3 million of cash during the same period of 2003. Cash of $1.9 million and $3.9 million was used during the quarters ended June 30, 2004 and 2003, respectively, for capital expenditures.

At June 30, 2004 the company had additional borrowing capacity of $5.2 million under its Revolving Credit Facility.

The company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003, coupled with substantially lower interest rates, the Plan was under-funded by approximately $26.5 million at December 31, 2003. Pursuant to ERISA funding requirements, the company expects to make contributions of approximately $8.6 million to the Plan during 2004, of which the company has made contributions of approximately $3.9 million through June 30, 2004.

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

The aircraft services industry has been in a consolidation phase. As a consequence, the company receives and sometimes initiates inquiries with respect to corporate combinations. The company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

TRADING ACTIVITIES

The company has not engaged in trading activities or in trading non-exchange traded contracts. As of June 30, 2004 and 2003, the carrying amounts of the company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

RELATED PARTY TRANSACTIONS

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

Revenue Recognition

Revenue at the company’s GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. These contracts generally provide for a fixed price component and a time-and-material component based on estimated labor hours at fixed hourly rates. Milestone billings and costs related to work performed under fixed price arrangements are accumulated on the balance sheet during the period of performance, and revenue and associated costs are recognized when the aircraft is delivered. An aircraft is considered delivered when work is substantially complete and accepted by the customer. Revenue related to work performed under time-and-material components of a contract is recognized upon completion of all performance obligations in accordance with the contract and acceptance by the customer. Such work is performed and completed throughout the PDM process.

Revenue at the company’s CSS is derived principally from aircraft maintenance, modification, and conversion programs under contracts with the owners and operators of large commercial airlines. The CSS recognizes revenue and associated costs for all work performed under such contracts as deliveries are made.

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

Reserve for Warranty Expenses

The company provides warranties on certain work performed for a given time period, in accordance with the terms of each specific contract. The company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. This reserve is management’s best estimate of anticipated costs related to aircraft that were under warranty at June 30, 2004. Periodic adjustments to the reserve will be made as events occur that indicate changes are necessary. The liability for warranty reserves was approximately $776,000 and $816,000 at June 30, 2004 and December 31, 2003, respectively.

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

Contingencies

As further discussed in Note 10 of Notes to Financial Statements, the company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. However, a settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the company’s business, financial condition, results of operations, and cash flows.

BACKLOG

The following table presents the company’s backlog (in thousands of dollars) at June 30, 2004 and June 30, 2003:

Customer Type	2004	2003
U.S. Government	$68,370	$108,508
Commercial	14,792	13,587

Total	$83,162	$122,095

The reduction in government backlog was related to decreases in both the U.S. Government GSS and MCS. The GSS decreased backlog approximately $40.1 million year-over-year due primarily to lower KC-135 aircraft in work. At June 30, 2003, there were 30 KC-135’s in backlog versus 25 at June 30, 2004. Backlog in government programs at the MCS decreased $0.5 million during this same period due to the unit nearing the completion of one of its existing contracts.

Total commercial backlog increased $1.2 million. Backlog at the CSS increased $1.0 million while backlog in commercial programs at the MCS increased when compared with the prior year. The increased in backlog at the CSS is due primarily to inputs of aircraft from its largest customer, which is performing more heavy maintenance checks on its aircraft in 2004 compared to 2003.

Overall, the mix of backlog shifted towards commercial from 88.8% government and 11.2% commercial for the six months ended June 30, 2003 to 82.2% government and 17.8% commercial for the three months ended June 30, 2004. This shift in mix is primarily a result of the large decrease in the U. S. Government backlog noted above.

The company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 8 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report contains forward-looking statements. These forward-looking statements include, but are not limited to, statements about the company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the company’s 2003 Annual Report on Form 10-K, that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The company cautions readers not to place undue reliance on any forward–looking statements, which speak only as of the date on which they are made. The company does not undertake any obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The company is exposed to market risk from changes in interest rates as part of its normal operations. The company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the company’s Credit Agreement, which includes a Revolving Credit Facility, the Bank term loan, the Treasury Stock Term Loan and the Airport Authority Term Loan.

all as described in Note 5 to the Consolidated Financial Statements. The Credit Agreement’s revolving credit facility and the Bank term loan bear interest at LIBOR plus 250 basis points and LIBOR plus 275 basis points, respectively, the Treasury Stock Term Loan at LIBOR plus 300 basis points and the Airport Authority term loan bears interest at BMA plus 36 basis points. These interest rates were 3.78%, 4.03%, 1.33% and 4.52, respectively at June 30, 2004. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced by approximately $50,000 during the second quarter.

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

Management carried out an evaluation, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures as of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

(b) Changes in internal control over financial reporting. The Company continues to have a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the company who did not have a full understanding of pertinent accounting and financial reporting principles. However during the period covered by this Quarterly Report on Form 10-Q, the company implemented remedial measures to address a material weakness in internal control over financial reporting identified by the company’s independent auditors in connection with their audit of the company’s financial statements for the fiscal year ended December 31, 2003. Management believes these measures materially improved the company’s internal control over financial reporting during the quarter. Actions taken included re-evaluating and adding staff and level of expertise, increasing training of corporate and accounting staff to heighten awareness of generally accepted accounting principles, establishing policies and procedures designed to enhance coordination and reporting procedures between management and the company’s accounting staff, centralizing review and monitoring of accounting issues, and allocating senior accounting personnel to provide additional on-site supervision of accounting functions. The company believes the measures it has taken and additional measures it continues to implement here had, and are reasonably likely to continue to have a material, positive impact on its internal control over financial reporting in future periods.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements.

Item 2. Purchases of Equity Securities

On June 16, the company purchased 52,275 shares of treasury stock from a retired employee. The details of this transaction are below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased
April 1, 2004 to April 30, 2004	0	—	189,176
May 1, 2004 to May 31, 2004	0	—	189,176
June 1, 2004 to June 30, 2004	52,275	$29.50	136,901

Total	52,275	$29.50	136,901

On May 19, 2003, the Board of Directors authorized the company to repurchase up to an additional 200,000 shares of its common stock, representing approximately 5% of the company’s issued and outstanding shares (“new repurchase program”). The repurchases are authorized to be made from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Investment Committee of the Board of Directors. The Board of Directors approved the new repurchase program after considering current economic market factors and the company’s capital position. As of June 30, 2004, the company had acquired 83,099 shares under the new repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The company’s Annual Meeting of Stockholders was held on May 18, 2004. At the meeting, stockholders elected Ronald A. Aramini, Harold T. “Skip” Bowling and Ronald W. Yates as Class I directors to serve until 2007 and voted against the company’s proposal for the Omnibus Incentive Plan.

The number of votes cast for or against, and abstentions and broker non-votes with respect to the amendment to the company’s Omnibus Incentive Plan were as follows:

For	Against	Abstain	Not Voted
1,454,003	1,677,139	838	817,866

The number of votes cast for or withheld for each director nominee were as follows:

Nominee	For	Withheld
Ronald A. Aramini	3,917,696	32,150
Harold T. “Skip” Bowling	3,913,546	36,300
Ronald W. Yates	3,913,546	36,300

Mark K. Holdsworth and Thomas C. Richards continued in office as members of the Board of Directors with their terms expiring at the 2005 Annual Meeting of Stockholders. Robert E. Joyal and Michael E. Tennenbaum continued in office as members of the Board of Directors, with their terms expiring at the 2006 Annual Meeting of Stockholders.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

The company filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: August 16, 2004	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2004	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

-S1-