Form 10-Q
period 2004-09-30
PEMCO AVIATION GROUP INC
filed 2004-11-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common Stock, $.0001 par value	4,171,743

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands)

	September 30, 2004 Unaudited	December 31, 2003
Current assets:
Cash	$767	$3,156
Accounts receivable, net	31,549	35,042
Inventories, net	32,887	25,504
Deferred income taxes	7,633	7,223
Prepaid expenses and other	2,275	1,561

Total current assets	75,111	72,486

Machinery, equipment and improvements at cost:
Machinery and equipment	34,342	31,536
Leasehold improvements	27,765	27,281
Construction-in-process	265	988

	62,372	59,805
Less accumulated depreciation and amortization	(36,121)	(33,864)

Net machinery, equipment and improvements	26,251	25,941

Other non-current assets:
Deposits and other	1,880	1,779
Related party receivable	476	460
Intangible pension asset	4,539	4,539
Intangible assets, net	153	217

	7,048	6,995

Total assets	$108,410	$105,422

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In thousands, except common share information)

	September 30, 2004 Unaudited	December 31, 2003
Current liabilities:
Current portion of long-term debt	$1,221	$1,255
Current portion of pension liability	8,047	8,612
Accounts payable	7,456	1,849
Accounts payable - accrued	5,598	6,696
Accrued health and dental	1,224	1,141
Accrued liabilities - payroll related	9,986	7,951
Accrued liabilities - other	5,135	9,210
Customer deposits in excess of cost	4,465	7,679

Total current liabilities	43,132	44,393

Long-term debt	27,245	20,299
Long-term pension liability	11,563	15,575
Other long-term liabilities	2,244	2,180

Total liabilities	84,184	82,447

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.0001 par value, 12,000,000 shares authorized, 4,097,344 and 4,044,164 outstanding at September 30, 2004 and December 31, 2003, respectively	1	1
Additional paid-in capital	12,690	10,077
Retained earnings	38,698	38,504
Treasury stock, at cost – 413,398 and 359,723 shares at September 30, 2004 and December 31, 2003, respectively	(8,623)	(7,043)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	164	140
Minimum pension liability	(18,704)	(18,704)

Total stockholders’ equity	24,226	22,975

Total liabilities and stockholders’ equity	$108,410	$105,422

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Net sales	$54,911	$44,095
Cost of sales	45,914	31,438

Gross profit	8,997	12,657

Selling, general, and administrative expenses	8,194	6,563

Income from operations	803	6,094

Interest	351	224
Insurance recovery	—	(527)

Income before income taxes	452	6,397
Income tax expense	174	2,430

Net income	$278	$3,967

Net income per common share:
Basic	$0.07	$0.98
Diluted	$0.06	$0.91

Weighted average common shares outstanding:
Basic	4,138	4,043
Diluted	4,360	4,368

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except net income per common share information)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net sales	$141,674	$127,017
Cost of sales	118,084	96,735

Gross profit	23,590	30,282

Selling, general, and administrative expenses	22,423	19,189

Income from operations	1,167	11,093

Interest	853	673
Insurance recovery	—	(527)

Income before income taxes	314	10,947
Income tax expense	121	4,158

Net income	$193	$6,789

Net income per common share:
Basic	$0.05	$1.68
Diluted	$0.04	$1.55

Weighted average common shares outstanding:
Basic	4,083	4,041
Diluted	4,461	4,376

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities:
Net income	$193	$6,789

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,659	2,761
Provision for deferred income taxes	(942)	4,158
Funding in excess of pension cost	(4,577)	(7,882)
Amortization of intangible asset	107	123
Provision for losses on contracts in process	2,176	2,718
Changes in assets and liabilities:
Related party receivable	(16)	(30)
Accounts receivable, net	3,443	(1,596)
Inventories	(7,383)	(8,476)
Prepaid expenses and other	(714)	(742)
Customer deposits in excess of cost	(3,214)	(3,130)
Deposits and other	375	(260)
Accounts payable and accrued liabilities	910	5,133

Total adjustments	(7,176)	(7,223)

Net cash (used in) provided by operating activities	(6,983)	(434)

Cash flows from investing activities:
Capital expenditures	(2,967)	(4,072)

Net cash used in investing activities	(2,967)	(4,072)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,259	252
Purchase of treasury stock	(1,580)	(255)
Net borrowings under revolving credit facility	5,889	3,965
Borrowings under long-term debt	1,767	395
Principal payments under long-term debt	(774)	(833)

Net cash provided by (used in) financing activities	7,561	3,524

Net decrease in cash	(2,389)	(982)

Cash, beginning of period	3,156	2,795

Cash, end of period	$767	$1,813

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$853	$440

Income taxes	$709	$—

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2004 and 2003

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

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

(In thousands except per share information)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Income – as reported	$278	$3,967	$193	$6,789
Stock based compensation under fair value method, net of tax effect using 38% tax rate	(182)	(136)	(1,339)	(1,149)

Net income – pro forma	$96	$3,831	$(1,146)	$5,640

Net income per share, basic – as reported	$0.07	$0.98	$0.05	$1.68

Net income per share, diluted – as reported	$0.06	$0.91	$0.04	$1.55

Net income per share, basic – pro forma	$0.02	$0.95	$(0.28)	$1.40

Net income per share, diluted – pro forma	$0.02	$0.88	$(0.26)	$1.29

3. INVENTORIES

Inventories as of September 30, 2004 and December 31, 2003 consist of the following:

(In thousands)

	September 30, 2004	December 31, 2003
Work in process	$37,407	$31,679
Finished goods	2,154	2,058
Raw materials and supplies	13,608	9,677

Total	53,169	43,414
Less reserves	(2,755)	(2,473)
Less milestone payments and customer deposits	(17,527)	(15,437)

	$32,887	$25,504

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

The Company recognizes revenue on these claims if: (1) there is a legal basis for the claim, (2) the additional costs are caused by circumstances that were unforeseen at the contract date, (3) the costs associated with the claim are identifiable or otherwise determinable in view of the work performed, and (4) the evidence supporting the claim is objective and verifiable. The amount of revenue recognized is management’s most reliable estimate of the amount it will be able to realize based upon the claim. The total amount of these claims is approximately $6.3 million. During the second quarter of 2003, the Company recognized $1.4 million of revenue associated with claims pertaining to two of its contracts with the U.S. Government. The adjustment during the second quarter brought the amount the Company had recorded as revenue to $1.7 million. There has been no additional recognition of revenue on these claims during 2004.

5. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted net income per share was computed by dividing net income by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the applicable periods.

The following table represents the net income per share calculations for the three-month and nine-month periods ended September 30, 2004 and 2003:

(In thousands, except income per share)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net income	$278	$3,967	$193	$6,789
Weighted average shares	4,138	4,043	4,083	4,041
Basic net income per share	$0.07	$0.98	$0.05	$1.68
Dilutive securities: options	222	325	378	335
Diluted weighted average shares	4,360	4,368	4,461	4,376
Diluted net income per share	$0.06	$0.91	$0.04	$1.55

Options to purchase approximately 225,333 and 217,000 shares of common stock at September 30, 2004 and 2003, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

6. DEBT

Debt as of September 30, 2004 and December 31, 2003 consisted of the following:

(In thousands)

	September 30, 2004	December 31, 2003
Revolving Credit Facility; interest at LIBOR plus 2.75% (4.50% at September 30, 2004)	$20,855	$14,966
Bank Term Loan; interest at LIBOR plus 3.00% (4.75% at September 30, 2004)	3,250	4,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (4.87% at September 30, 2004)	1,797	—
Airport Authority Term Loan; interest at BMA plus 0.36% (1.76% at September 30, 2004)	2,500	2,500
Capital Lease Obligations; interest from 9.07% to 10.00%, collateralized by security interest in certain equipment	64	88

Total long-term debt	28,466	21,554
Less portion reflected as current	(1,221)	(1,255)

Long term-debt, net of current portion	$27,245	$20,299

On December 16, 2002, the Company executed a Credit Agreement that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The Revolving Credit Facility had an original term of two years. The Company amended the Credit Agreement on December 16, 2003, increasing the borrowing capacity under the Revolving Credit Facility from $20.0 million to $25.0 million and extending the maturity date from December 16, 2004 to December 16, 2005. The Revolving Credit Facility bears interest at the London Interbank Offer Rate (LIBOR) plus 2.00% to 2.75%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

On May 7, 2004, the Company amended the Credit Agreement to increase the revolving credit facility from a borrowing base of $25.0 million to $27.0 million. Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $20.9 million outstanding under the Revolving Credit Facility at September 30, 2004. Remaining borrowing capacity available under the facility at September 30, 2004, based on the calculation that defines borrowing base, totaled approximately $6.1 million.

The Bank Term Loan has a term of 5 years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

On May 22, 2004, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s common stock (“Treasury Stock Term Loan”). The Company may draw upon the Treasury Stock Term Loan in the amount of up to $5.0 million through May 22, 2005, and the borrowings may be used to make purchases of the Company’s common stock from any person who is not or has never been an affiliate of the Company or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan can be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00%. The Company had an outstanding balance under the Treasury Stock Term Loan at September 30, 2004 of $1.8 million. The loan will be repaid in equal monthly installments over 31 months commencing on May 22, 2005.

The Airport Authority Term Loan originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (BMA) rate plus 0.36%. The amount outstanding under the Airport Authority Term Loan at September 30, 2004 was $2.5 million and will be repaid over 14 annual installments of approximately $180,000 commencing on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

As of September 30, 2004, principal maturities of debt were as follows:

(In thousands)

Current	$1,221
1-3 years	25,011
3-5 years	794
Thereafter	1,440

$28,466

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

7. STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Non-Qualified Stock Option Plan exercised options for 22,410 shares of the Company’s common stock during the three months ended September 30, 2004 and options for 5,663 shares during the same period of 2003. The Company recorded both the exercise price and a tax benefit to Additional Paid-In Capital, totaling approximately $237,000 during the third quarter of 2004 and $90,000 during the third quarter of 2003. During the nine months ended September 30, 2004, holders of Stock Options under the Company’s Non-Qualified Stock Option Plan exercised options for 106,855 shares of the Company’s common stock, adding with its associated tax benefit, approximately $2.3 million to Additional Paid-In Capital. During the same period ended September 30, 2003 holders of stock options exercised options for 22,375 shares of the Company’s common stock, adding with its associated tax benefit, approximately $360,000 to Additional Paid-In Capital. The average price of the stock options exercised for the nine months ended September 30, 2004 was $21.14. In addition, there was approximately $300,000 in permanent tax benefit that was included in Additional Paid-In Capital related to stock option exercises.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the Plan) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal laws and regulations regarding pension plans.

Components of the Plan’s net periodic pension cost were as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Service cost	$642	$577	$1,926	$1,731
Interest cost	1,792	1,849	5,376	5,547
Expected return on plan assets	(2,190)	(2,138)	(6,570)	(6,414)
Amortization of prior service cost	169	218	507	654
Amortization of net (gain) loss	268	44	804	132

Net pension cost	$681	$550	$2,043	$1,650

9. CONTINGENCIES

United States Government Contracts - The Company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The U.S. Government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. Government audits, reviews, and investigations would not have a materially adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised approximately 70% and 56% of the Company’s total revenues for the nine-month periods ended September 30, 2004 and 2003, respectively. The Company’s two largest programs generated approximately 83% and 80% of its revenues during the nine-month periods ended September 30, 2004 and 2003, respectively. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the Company to renew or replace any of these customer contracts when they expire, could materially harm the Company’s business and impair the value of its common stock.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a Complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues on October 31, 2001. The parties have subsequently entered into arbitration and discovery is ongoing. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, GECAS filed suit against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Trial has been set in Dale County, Alabama for February 14, 2005. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994 the Company was awarded the contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on the H-3 helicopter. A modification of the contract occurred in September, 1996 to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (REA’s) with the Navy totaling over $4,945,000 plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January, 2004 the Company elected to file the claims with the Armed Services Board of Contract Appeals (ASBCA), which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process.

Employment Lawsuits

In December 1999, the Company and its Pemco Aeroplex subsidiary were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class and the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes. On June 28, 2002 a jury determined that there was no hostile work environment with regard to any of the 22 plaintiffs in the original case and granted verdicts for the Company. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002 the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company has petitioned the 11th Circuit to rehear the case en banc. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003 and well installation has been completed. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $56,000 and $100,000 related to the Phase II Plan at September 30, 2004 and December 31, 2003, respectively, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $474,000, of which the Company has paid approximately $418,000 as of September 30, 2004. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 2003 Annual Report on Form 10-K. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of inter-company profit is eliminated. The Company does not allocate income taxes to segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS segments may generate revenues from governmental entities and the GSS segment may generate revenues from commercial entities.

The following table presents information about segment profit or loss for the three months ended September 30, 2004 and 2003:

(In thousands)

Three Months Ended September 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$36,406	$15,958	$1,529	$53,893
Revenues from external foreign customers		938	80	1,018
Inter-company revenues	—	293	54	347

Total segment revenues	36,406	17,189	1,663	55,258
Elimination				(347)

Total Revenue				$54,911

Gross profit	6,928	2,578	(509)	8,997
Segment operating income (loss)	4,203	(2,855)	(545)	803
Interest expense				351
Income taxes				174

Net income				$278

Assets	$63,276	$39,716	$5,418	$108,410
Depreciation/amortization	925	395	50	1,370
Capital Additions	815	206	14	1,035

Three Months Ended September 30, 2003	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$34,138	$7,757	$1,621	$43,516
Revenues from external foreign customers		473	106	579
Inter-company revenues	6	563	140	709

Total segment revenues	34,144	8,793	1,867	44,804
Elimination				(709)

Total Revenue				$44,095

Gross profit	14,221	(1,292)	(272)	12,657
Segment operating income (loss)	8,534	(1,865)	(575)	6,094
Interest expense				224
Insurance claim				(527)
Income taxes				2,430

Net income				$3,967

Assets	$70,114	$30,004	$5,541	$105,659
Depreciation/amortization	656	286	57	999
Capital Additions	292	158	11	461

The following table presents information about segment profit or loss for the nine months ended September 30, 2004 and 2003:

(In thousands)

Nine Months Ended September 30, 2004	GSS	CSS	MCS	Consolidated

Revenues from external domestic customers	$92,286	$37,105	$4,657	$134,048
Revenues from external foreign customers		7,197	429	7,626
Inter-company revenues	(9)	3,862	360	4,213

Total segment revenues	92,277	48,164	5,446	145,887
Elimination				(4,213)

Total Revenue				$141,674

Gross profit	19,467	5,409	(1,286)	23,590
Segment operating income (loss)	6,576	(4,026)	(1,383)	1,167
Interest expense				853
Income taxes				121

Net income				$193

Assets	$63,276	$39,716	$5,418	$108,410
Depreciation/amortization	2,442	1,026	213	3,681
Capital Additions	2,025	872	70	2,967

Nine Months Ended September 30, 2003	GSS	CSS	MCS	Consolidated

Revenues from external domestic customers	$90,404	$28,401	$4,945	$123,750
Revenues from external foreign customers		2,960	307	3,267
Inter-company revenues	107	1,155	780	2,042

Total segment revenues	90,511	32,516	6,032	129,059
Elimination				(2,042)

Total Revenue				$127,017

Gross profit	34,372	(2,888)	(1,202)	30,282
Segment operating income (loss)	19,931	(6,848)	(1,990)	11,093
Interest expense				673
Insurance claim				(527)
Income taxes				4,158

Net income				$6,789

Assets	$70,114	$30,004	$5,541	$105,659
Depreciation/amortization	1,862	882	168	2,912
Capital Additions	1,935	2,347	62	4,344

Due to the long-term nature of much of the Company’s business, the depreciation and amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in accumulated depreciation and amortization reflected on the Company’s Consolidated Balance Sheets. This is a result of the capitalization of costs on long-term contracts into Work-in-Process.

The following tables reconcile the effect of this capitalization of costs for the nine months ended September 30, 2004 and 2003:

(In thousands)

Nine Months Ended September 30	2004	2003
Change in Accumulated Depreciation and Amortization Reflected on the Consolidated Statement of Cash Flows	$2,659	$2,761
Net Depreciation and Amortization (Capitalized Into) or Removed from Work-in-Process	1,022	151

Depreciation and Amortization Recorded in Cost of Goods Sold Upon Delivery of Aircraft	$3,681	$2,912

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin 51, Consolidation of Financial Statements,” which addresses consolidation of variable interest entities (“VIE”) by business enterprises. FIN 46 requires immediate consolidation of VIEs created after January 31, 2003, and the compliance of older entities in the first fiscal year or interim period ending after December 15, 2003. The Company has determined that there is no impact to the financial statements or the consolidated results of operations related to FIN 46.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

Three months ended September 30, 2004

Versus three months ended September 30, 2003

The table below presents major highlights from the quarters ended September 30, 2004 and 2003.

(In millions)

	2004	2003	Change
Revenue	$54.9	$44.1	24.5%
Gross Profit	9.0	12.7	(29.1)%
Operating income	0.8	6.1	(86.9)%
Income before taxes	0.5	6.4	(92.2)%
Net income	0.3	4.0	(92.5)%
EBITDA	2.3	7.6	(69.7)%

EBITDA for the quarters ended September 30, 2004 and 2003 was calculated using the following approach:

(In millions)

	2004	2003
Net Income	$0.3	$4.0
Interest	0.4	0.2
Taxes	0.2	2.4
Depreciation & Amortization	1.4	1.0

EBITDA	$2.3	$7.6

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

The table below presents Revenue by Operating Segment from the three months ended September 30, 2004 and 2003.

(In millions)

	2004	2003	Change	% Change
GSS	$36.3	$34.1	2.2	6.5%
CSS	17.2	8.8	8.4	95.5%
MCS	1.7	1.9	(0.2)	(10.5)%
Eliminations	(0.3)	(0.7)

Total	$54.9	$44.1	10.8	24.5%

Without regard to operating segments, the Company’s mix of business between government and commercial customers was 34.0% commercial and 66.0% government in 2004 and 21.7% commercial and 78.3% government in 2003.

The increase in the CSS revenue of $8.4 million was primarily due to an increase of $5.0 million in 737 Cargo Conversion revenue. Additionally, the CSS increased maintenance revenues on DC-9 and Boeing 737 aircraft from the previous year by $3.4 million. The CSS’s primary customer increased the amount of hours worked per aircraft in the period ended September 30, 2004 versus the same period of the previous year.

The $2.2 million increase in the sales of the GSS was due primarily to increased revenue under several C-130 programs and related material sales of $2.5 million. During the three months ended September 30, 2004 the Company delivered 10 Programmed Depot Maintenance (“PDM”) aircraft whereas during the same period in 2003 the Company delivered eight PDM aircraft. The KC-135 PDM programs represented 89% of the revenue of the GSS during the third quarter of 2004 and 99.0% during the same period of 2003.

Revenue in the MCS decreased $0.2 million for the three months ended September 30, 2004 versus the same period in 2003. Sales at the Space Vector subsidiary decreased $0.3 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers subsidiary increased $0.1 million between the two periods.

Cost of sales increased during the third quarter from $31.4 million in 2003 to $45.9 million in 2004, primarily as a result of the increase in sales between the two periods and productivity nitiatives at the GSS. The cost of sales increase related to the sales volume increase was approximately $7.7 million. The remaining cost of sales increase due to initiatives at the GSS is described below. Overall, the gross profit percentage of the Company decreased from 28.8% in the third quarter of 2003 to 16.4% in the third quarter of 2004. The percentage decrease is due to several factors. The GSS delivered one C-130 PDM aircraft during the third quarter of 2004 compared with no such deliveries during the third quarter of 2003. The margin on this delivery was significantly less than the margin on KC-135 PDM deliveries during these periods. The GSS also delivered several KC-135 PDM aircraft during the third quarter of 2004 with relatively longer flow days than those delivered during the same period of 2003, which generally results from more extensive non-routine as well as routine work and decreases the Company’s margin. An additional loss of $0.4 million on C-130 aircraft was also recorded during the quarter. There were also several initiatives designed to improve long-term productivity at the GSS which contributed to the reduction in profitability during the quarter. These initiatives include training costs, establishing a point of use material program, overhauling the foreign object and debris control process, and initializing a lean manufacturing project among other initiatives, most of which required substantial training costs. Coupled with the direct costs of such initiatives, productivity over the short term was negatively impacted by a general learning curve associated with these charges. The decrease at the GSS was offset somewhat by an increase at the CSS. The CSS improved gross profit by $3.9 million for the period ended September 30 2004 versus 2003. The reasons for this include improved efficiencies on sales to its largest customer and two cargo conversion sales during the quarter. In addition, the 2004 results for the third quarter include an increase to gross profit for an adjustment related to the CSS warranty reserve of $160,000. The Company reviewed the warranty reserve as of September 30, 2004 and, based on several factors, including historical claims has adjusted its warranty reserve. Previously, this reserve was based on engineering estimates. However, the Company has increased the level of conversion work over the last two years and believes that there are now sufficient historical claims on which to base their estimate. This is compared with 2003 gross profit for the third quarter, which includes a positive adjustment to Cost of Sales of $0.7 million insurance recovery related to a fire in the Company’s Dothan, Alabama facility in January 2002. The insurance settlement in the third quarter of 2003 was related to a fire at the Company’s Pemco World Air Services facility in Dothan, Alabama that occurred in February 2002.  The Company determined that there were expenses related to that insurance claim that had been run through cost of sales at the facility as it was being repaired.  Some examples of these included labor from employees at the facility, paving and landscaping for temporary offices, additional expenses for security, etc.  Once the insurance claim was settled, the Company prepared an analysis of all these costs and recorded the remainder to Other Income.

Selling, general, and administrative (“SG&A”) expenses increased $1.6 million during the third quarter of 2004 compared to the third quarter of 2003. Part of the increase in SG&A expenses is attributable to the increase in revenue in the GSS while the remainder is an increase of segment SG&A costs. These segment SG&A costs relate to the initiatives discussed above at the GSS and the training costs, overtime and indirect labor associated with those initiatives. In addition, the SG&A costs at the CSS were increased somewhat due to a system conversion at that segment.

Interest expense increased by $0.2 million, from $0.2 million during the third quarter of 2003 to $0.4 million during the same period of 2004. This increase was due to a higher average debt balance during the three months ended September 30, 2004 when compared to the same period in 2003.

In the three-month periods ended September 30, 2004 and 2003, the Company recorded income tax provisions on a normalized basis at an effective rate of 38.5% and 38.0%, respectively.

Nine months ended September 30, 2004

Versus nine months ended September 30, 2003

The table below presents major highlights from the nine months ended September 30, 2004 and 2003.

(In millions)

	2004	2003	Change
Revenue	$141.7	$127.0	11.6%
Gross Profit	23.6	30.3	(22.1)%
Operating income	1.2	11.1	(89.2)%
Income before taxes	0.3	10.9	(97.2)%
Net income	0.2	6.8	(97.1)%
EBITDA	4.9	14.6	(66.4)%

EBITDA for the nine months ended September 30, 2004 and 2003 was calculated using the following approach:

(In millions)

	2004	2003
Net Income	$0.2	$6.8
Interest	0.9	0.7
Taxes	0.1	4.2
Depreciation & Amortization	3.7	2.9

EBITDA	$4.9	$14.6

The table below presents Revenue by Operating Segment from the nine months ended September 30, 2004 and 2003.

(In millions)

	2004	2003	Change	% Change
GSS	$92.3	$90.5	1.8	2.0%
CSS	48.2	32.5	15.7	48.3%
MCS	5.4	6.0	(0.6)	(10.0)%
Eliminations	(4.2)	(2.0)

Total	$141.7	$127.0	16.9	13.3%

Without regard to operating segments, the Company’s mix of business between government and commercial customers was 35.2% commercial and 64.8% government in 2004 and 27.0% commercial and 73.0% government in 2003.

The increase in the CSS revenue of $15.7 million was primarily due to an increase in maintenance revenues from its primary customer with DC-9 aircraft of $19.7 million. This was offset somewhat by a decrease of $4.3 million in maintenance on other types of aircraft. Revenues for cargo conversions remained relatively constant for the nine months ended September 30, 2004 at $7.4 million compared with $7.7 million during the same period of 2003.

The $1.8 million increase in the sales of the GSS was due primarily to increased revenue on new C-130 programs, including the Coast Guard, Air Force and Navy. During the nine months ended September 30, 2004, the Company delivered 21 PDM aircraft whereas during the same period in 2003 the Company delivered 23 PDM aircraft. The Company completed work on eleven C-130 drop-in aircraft during the nine months ended September 30, 2004 with four corresponding sales on C-130’s during the same period in the prior year. The overall decrease of PDM program related sales was offset by additional C-130 Sales. For the nine months ended September 30, 2004, sales of C-130’s were $8.9 million when compared with $0.8 million during the same period for 2003. The KC-135 PDM programs represented 90.0% of the revenue of the GSS during the first nine months of 2004 and 99.0% during the same period of 2003.

Revenue in the MCS decreased $0.6 million for the nine months ended September 30, 2004 versus the same period in 2003. Sales at the Space Vector division decreased $0.9 million primarily as a result of concluding work on a targets program. Revenue in the Pemco Engineers division increased $0.3 million between the two periods.

Cost of sales increased for the nine months ended September 30, 2004 as compared to the same period in 2003 from $96.7 million to $118.1 million, primarily as a result of the increase in sales between the two periods and productivity nitiatives at the GSS. The cost of sales increase related to the sales volume increase was approximately $11.2 million. The remaining cost of sales increase was due to initiatives at the GSS described below. Overall, the gross profit percentage of the Company decreased from 23.8% during the nine months ended September 30, 2003 to 16.7% for the same period of 2004. The percentage decrease is attributable to several factors. At the GSS, the KC-135 aircraft delivered during the 2004 were less profitable on average than those delivered during 2003 as a result of additional overhead incurred. This additional overhead was attributable to several initiatives designed to improve long term productivity. These initiatives include training costs, establishment of a point of use material program, and a lean manufacturing project. Overall, gross profit decreased during the nine months ended September 30, 2004 by $14.9 million at the GSS when compared with the same period during 2003. The gross profit decrease at the GSS was offset somewhat by an increase of gross profit at the CSS. The CSS improved gross profit by $8.3 million for the nine months ended September 30 2004 versus the same period in 2003. The reasons for this include improved efficiencies on sales to its largest customer and three cargo conversion sales during the nine months ended September 30, 2004. In addition, the 2004 results for the nine months ended September 30, 2004 include an increase to gross profit for an adjustment related to the CSS warranty reserve of $160,000. The Company reviewed the warranty reserve as of September 30, 2004 and, based on several factors, including historical claims has adjusted its warranty reserve. Previously, this reserve was based on engineering estimates. However, the Company has increased the level of conversion work over the last two years and believes that there are now sufficient historical claims on which to base their estimate. This is compared with the nine months ended September 30, 2003 gross profit, which includes a positive adjustment to Cost of Sales of $0.7 million insurance recovery related to a fire in the Company’s Dothan, Alabama facility in January 2002. The insurance settlement in the third quarter of 2003 was related to a fire at the Company’s Pemco World Air Services facility in Dothan, Alabama that occurred in February 2002.  The Company determined that there were expenses related to that insurance claim that had been run through cost of sales at the facility as it was being repaired.  Some examples of these included labor from employees at the facility, paving and landscaping for temporary offices, additional expenses for security, etc.  Once the insurance claim was settled, the Company prepared an analysis of all these costs and recorded the remainder to Other Income.

SG&A expenses increased $3.2 million between the nine months ended September 30, 2003 and the same period of 2003. The increase is attributable to several factors including a charge during the second quarter of 0.9 million related to the purchase of treasury stock upon exercise of certain stock options. The Company also recorded approximately $2.5 million in accounting and legal charges during the nine months ended September 30, 2004 related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003.

Interest expense increased from $0.7 million during the nine months ended September 30, 2003 to $0.9 million during the same period of 2004. This increase was due to a higher average balance during the nine months ended September 30, 2004 when compared to the same period in 2003.

In the nine-month periods ended September 30, 2004 and 2003, the Company recorded income tax provisions on a normalized basis at an effective rate of 38.5% and 38.0%, respectively.

Liquidity and Capital Resources

The table below presents some of the major indicators of financial condition and liquidity.

(In thousands except long term debt to equity)

	September 30, 2004	December 31, 2003	Change
Cash	$767	$3,156	$(2,389)
Working Capital	31,979	28,093	3,886
Revolving credit facility	20,855	14,966	5,889
Long term debt and capital lease obligations	6,390	5,333	1,057
Stockholders’ equity	24,226	22,975	1,251
Long term debt to equity	1.12	0.88	0.24

Operating activities used $7.2 million of cash during the nine months ended September 30, 2004. Operating activities used $0.3 million of cash during the same period of 2003. The Company received proceeds from the exercise of Company stock options of $2.3 million and $0.3 million during the nine months ended September 30, 2004 and 2003, respectively. Cash of $3.0 million and $4.1 million was used during the nine months ended September 30, 2004 and 2003, respectively, for capital expenditures, and $1.6 million and $0.3 million, respectively, was used for the repurchase of Company common stock.

At September 30, 2003 the Company had additional borrowing capacity of $6.1 million under its revolving line of credit.

The increase in inventories between December 31, 2003 and September 30, 2004, reflected on the Company’s Consolidated Statement of Cash Flows, is due primarily to an increase in raw materials and supplies at both the GSS and CSS.

On May 22, 2004 the Company executed an amendment to its credit agreement to create a $5.0 million line of credit for the repurchase of the Company’s common stock. The credit line may be used to make purchases of the Company’s common stock from any person who is not or has never been an affiliate of the Company. The credit line can be drawn in increments of $0.1 million and carries an interest rate of LIBOR plus 3.0%. The line is to be repaid over 31 months beginning on May 22, 2004. As of the date of this report, the Company had drawn $1.8 million on this new credit facility.

The Company maintains a defined benefit pension plan (the “Plan”) that covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of stocks, bonds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, the Plan was under-funded by approximately $26 million at December 31, 2003. Under ERISA rules, the Company has paid the minimum required contribution in 2004. As of the date of this report, the Company has made contributions of $8.1 million during 2004.

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

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of September 30, 2004 and 2003, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are disclosed in Note 1 of Notes to the Consolidated Financial Statements located in the Company’s 2003 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue at the Company’s GSS and CSS is derived principally under contracts using the percentage-of-completion method as prescribed by Statement of Position 81-1 (SOP 81-1) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. The nature of the contract and the types of products and services provided are considered when determining the appropriate accounting for a particular contract. The Company’s contracts at the GSS and CSS generally have basic and fixed price elements, time-and-material elements, or commonly both. The GSS generally segments the basic and fixed price elements and the time-and-material elements for purposes of accumulating costs and recognizing revenue. For basic and fixed price elements of a contract, the GSS uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. Each aircraft is considered a unit for purposes of recognizing revenue. For time-and-material elements of a contract, the GSS uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each hour chargeable to the customer as a unit of work performed. Revenue and costs of sales for time-and-material elements are recognized upon completion of all performance obligations in accordance with the contract and acceptance by the customer. The CSS recognizes revenue and associated costs for both fixed price and time-and-material elements using units-of-delivery as the basis to measure progress toward completion, and revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

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

Pensions

The Company maintains pension plans covering a majority of its employees and retirees, and post-retirement benefit plans for retirees that include health care benefits and life insurance coverage. For financial reporting purposes, net periodic pension cost (income) and other post-retirement benefit costs are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, assumed annual rate of compensation increase for plan employees, and an annual rate of increase in the per capita costs of covered post-retirement healthcare benefits. Each of these assumptions is based upon the Company’s judgment, considering all known trends and uncertainties. Actual asset returns for the Company pension plans significantly below the Company’s assumed rate of return would result in lower net periodic pension income (or higher expense) in future years. Actual annual rates of increase in the per capita costs of covered post-retirement healthcare benefits above assumed rates of increase would result in higher net periodic post-retirement benefit costs in future years.

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

BACKLOG

The following table presents the Company’s backlog at September 30, 2004 and 2003:

(In thousands)

Customer Type	2004	2003
U.S. Government	$63,760	$87,490
Commercial	12,685	14,010

Total	$76,445	$101,500

The reduction in government backlog was primarily related to the Company’s GSS. The GSS decreased its backlog approximately $23.7 million year-over-year. The decrease in the GSS was due to a reduction in the number of aircraft in the backlog, which were 20 in 2004 versus 29 in 2003.

Total commercial backlog decreased $1.3 million. This is primarily due to the Pemco Engineers segment of the MCS, which accounts for all the backlog reduction. The decrease in Pemco Engineers backlog is a result of a downturn in conversion of aircraft for which the unit produces cargo-handling systems combined with a decrease in sales of replacement parts for cargo-handling systems on aircraft in service.

Overall the mix of backlog shifted towards commercial during the two periods moving from 83.4% government and 16.6% commercial as of September 30, 2004 versus 86.2% government and 13.8% commercial as of September 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s revolving line of credit and two term loans as noted in Note 6 to the Consolidated Financial Statements and bears interest at LIBOR plus 2.75% and 3.00% on the Revolving Credit Facility and the Bank Term Loan, respectively, and the BMA rate plus 0.36% on Airport Authority Term Loan. These interest rates were 4.50%, 4.75%, and 1.76%, respectively at September 30, 2003. Had the rate of the variable rate debt increased 100 basis points, net income would have been reduced approximately $50,000 during the quarter and $170,000 year-to-date. The actual fluctuation of interest rates is not determinable; accordingly, actual results of interest rate fluctuations could differ.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, in the first quarter of 2004, the Company’s previous independent auditors, Ernst & Young LLP (E&Y), identified four reportable conditions that E&Y believed in the aggregate constituted a material weakness. The reportable conditions were: (i) the lack of appropriate analysis and support for revenue recognition matters; (ii) the lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) the lack of appropriate analysis and support for inventory accounting matters; and (iv) the lack of appropriate analysis and support for the reconciliation of intercompany transactions.

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 each disclosed that the Company has taken significant steps to remediate the four reportable conditions, including (i) adding accounting staff and enhancing the level of expertise; (ii) increasing training of corporate and accounting staff to heighten awareness of generally accepted accounting principles (GAAP); (iii) establishing policies and procedures designed to enhance coordination and reporting procedures between management and the Company’s accounting staff; (iv) centralizing review and monitoring of accounting issues; and (v) allocating senior accounting personnel to provide additional on-site supervision of accounting functions.

Specifically, the Company implemented the following:

•	During the first quarter and the early part of the second quarter of 2004, the Company evaluated the reportable conditions and adopted nine new formal corporate policies related to the four reportable conditions, including policies addressing revenue recognition, contract loss, and the reconciliation of inventory and intercompany accounts. These new policies, which in the aggregate cover all of the Company’s segments, include:

1.	Corporate Intercompany Reconciliation Policy,
2.	Corporate Inventory Reconciliation Policy,
3.	Pemco Aeroplex Revenue Recognition Policy,
4.	Pemco Aeroplex Contract Loss Policy,
5.	Pemco World Air Services Revenue Recognition Policy,
6.	Pemco World Air Services Contract Loss Policy,
7.	Space Vector Revenue Recognition Policy,
8.	Space Vector Contract Loss Policy, and
9.	Pemco Engineers Revenue Recognition Policy.

•	In furtherance of implementing the new policies described above, in April of 2004, the Company engaged Navigant Consulting, Inc. to independently review those policies as well as the Company’s implementation of them. Navigant focused primarily on revenue recognition and contract loss accruals. The Company gave Navigant access to all necessary personnel for Navigant to evaluate the Company’s new policies as well as other aspects of the Company’s disclosure controls and procedures. Subsequently, Navigant provided the Company with several recommendations to further strengthen the Company’s disclosure controls and procedures, including (i) using current productivity to measure future productivity; (ii) revising the Company’s spreadsheets used for calculation of loss accrual and estimated time to complete; and (iii) reorganizing and supplementing the data package provided by the segment controllers to the Corporate Controller regarding each aircraft in work, which the Corporate Controller reviews in connection with his end of quarter review. The Company implemented those recommendations during the second and third quarters of 2004.

•	At the end of the first quarter of 2004, the Company, with KPMG’s assistance, conducted a training seminar for the Chief Executive Officer, the Chief Financial Officer, Presidents of the Company’s subsidiaries, production personnel and contracts personnel on revenue recognition and the estimation of loss contracts. The seminar provided further education to non-accounting personnel regarding the importance of revenue recognition and estimates to complete for loss accruals in accordance with GAAP. In addition, accounting personnel met with KPMG on Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, revenue recognition (SAB 101 and SOP 81-1) and contract loss accruals. The Company has an additional training seminar scheduled in December 2004 with KPMG, which the Company’s controllers and others appropriate personnel will be required to attend. The Company intends to conduct similar seminars on a quarterly basis in the future.

•	At the end of the first quarter of 2004, the Company created an eight person disclosure committee consisting of the Company’s Corporate Controller, five segment controllers, the Company’s general counsel and one member of the Company’s internal audit staff. The disclosure committee, which meets at least once a quarter, assists the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company by assisting in various tasks, in each case subject to the supervision andoversight of the Chief Executive Officer and Chief Financial Officer. Such tasks include designing appropriate disclosure controls, monitoring the integrity and effectiveness of the Company’s disclosure controls and reviewing and supervising the preparation of the Company’s periodic and current reports, proxy statements, registration statements and any other information filed with the Commission.

•	During the third quarter of 2004, the Company hired two additional persons for the positions of Assistant Controller and Inventory Accountant. The new Assistant Controller is a Certified Public Accountant (CPA), and the new Inventory Accountant has significant inventory control and reconciliation experience. With the most recent additions, the Company now employs six CPA’s. Moreover, the Company re-allocated several employees with significant GAAP experience to different positions within the Company and its subsidiaries to strengthen its human resources and GAAP expertise in appropriate areas. The Company is also committed to hiring an additional GAAP expert at the corporate level. It plans to do so by the end of the current fiscal year and is currently conducting interviews for that position.

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004, the end of the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. As part of the evaluation, management evaluated the effectiveness of the remedial steps identified above, and believes that they have effectively remediated the four reportable conditions identified by E&Y. Based on its overall evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

(b) Changes in internal control over financial reporting.

Other than as set forth In Item 4(a) above, there have been no other material changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(*)

(*)	Filed herewith

b. Reports on Form 8-K

Form 8-K dated October 12 and filed October 18, 2004 – Change in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: November 15, 2004	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2004	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Finance & Accounting Officer)