Form 10-K
period 2004-12-31
PEMCO AVIATION GROUP INC
filed 2005-04-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004,

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Company is an accelerated filer (as defined in the Exchange Act, Rule 12b-2).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2004 was approximately $27,270,000.

The number of shares of the Company’s Common Stock outstanding as of April 7, 2005 was 4,104,815.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2004) are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

PEMCO AVIATION GROUP, INC.

-i-

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

The Company provides such services for government and military customers primarily through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The GSS’s facilities, tooling, experienced labor force, quality, and on time delivery record position it currently as one of the premiere providers of PDM for large transport aircraft in the country.

The Company’s Commercial Services Segment (“CSS”) has a Federal Aviation Administration (“FAA”) 145 Class 4 Certificate and provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The CSS provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The CSS offers full range maintenance support services to airlines coupled with related technical services. The CSS also has broad experience in modifying commercial aircraft and providing value-added technical solutions, and holds over 70 proprietary Supplemental Type Certificates (“STCs”). The CSS’s facilities, tooling, and experienced labor force enable it to perform a broad range of airframe modifications for its customers. The CSS has performed nearly 300 cargo conversions encompassing 19 different types of narrow- and wide-body commercial aircraft.

The Company’s Manufacturing and Components Segment (“MCS”) designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles; aircraft cargo-handling systems; and precision parts and components for aircraft.

The Company’s website address is www.pemcoaviationgroup.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material has been filed with or furnished to the Securities and Exchange Commission (“SEC”).

B. SIGNIFICANT DEVELOPMENTS

Cargo Conversion Partnerships

In February 2004, the CSS entered into a cargo conversion partnership agreement with Malaysia Airlines (“MAS”) headquartered in Kuala Lumpur, Malaysia. The agreement expands CSS’s capacity to perform conversions on B737 and other aircraft. More importantly, the partnership allows CSS to more effectively pursue the cargo conversion market in Asia by allowing the companies to offer in-region conversion and customer support services at MAS’s facilities in Malaysia.

During 2004, the Company and MAS trained MAS employees at CSS’s facilities in Dothan, Alabama and finalized the agreement between the companies in February 2004. The agreement addresses an increasingly important requirement of Asian cargo conversion customers to have their aircraft converted and to have customer support services available at facilities within their region. The companies expect to begin performing cargo conversions in Malaysia during 2005.

In January 2005, CSS entered into a cargo conversion partnership agreement with Taikoo (Xiamen) Aircraft Engineering Company (“TAECO”), an independent maintenance and modification organization in mainland

China, and Taikoo (Shandong) Aircraft Engineering Company (“STAECO”). Under the agreement, the companies will jointly market cargo conversions and perform conversions at TAECO/STAECO facilities in China. CSS will provide technical, operational and quality oversight and guidance while TAECO/STAECO will provide mainland-based production facilities, a seasoned workforce, and draw on their relationships with aircraft operators in the region.

The Company’s B737-300 cargo and quick-change conversions are currently the only conversions approved by the Civil Aviation of China. The air cargo market in China has experienced more than 20% annual growth over the past five years and is projected to grow at an annual rate to exceed 10%. The Company believes this partnership agreement will further establish the Company’s presence and commitment to China and the rest of the Asia Pacific region and is an important step in the Company’s strategy to significantly expand its cargo conversion business. The Company plans to begin conversions in China under this agreement during 2005, and recognized no revenues related to this agreement during 2004.

C-130 Supply Chain Agreement with Kellstrom Industries

In February 2004, GSS signed a C-130 logistics support agreement with Kellstrom Industries. The agreement covers provisioning, sourcing and supplying of parts and services in support of GSS’s C-130 maintenance and modification contracts. As part of the agreement, Kellstrom has placed a consignment inventory on-site at GSS’s maintenance and modification facility in Birmingham, Alabama. Kellstrom is responsible for managing that on site inventory and for helping to further GSS’s schedule performance on C-130 maintenance and modifications.

Hainan Airlines Cargo Conversion Contract

In April 2004, CSS received a contract from Hainan Airlines to perform passenger-to-cargo conversions on B737-300 aircraft. The contract included two firm orders and eight options. The Company delivered two aircraft under the contract during 2004 and recognized revenue of $5.1 million.

Lockheed Martin Cooperation

In an agreement announced in September 2004, Lockheed Martin Aircraft and Logistics Centers selected Pemco Aeroplex, the primary subsidiary involved in the Company’s GSS line of business, as a partner to pursue and execute military aircraft maintenance contracts. The first focus of this team was the C-130 Unscheduled Depot Level Maintenance (“UDLM”) contract with the Unites States Air Force (“USAF”) and the companies anticipate jointly pursuing other military aircraft maintenance and modification contracts for the C-130 and other aircraft types.

U.S. Air Force C-130 UDLM Contract

In September 2004, the Lockheed/Pemco Aeroplex team received a contract award from the USAF to perform C-130 UDLM. The contract is an Indefinite Delivery, Indefinite Quantity contract with Warner Robins Air Logistics Center. The contract encompasses any repairs for USAF C-130s that are required outside of the scheduled depot maintenance visits. The Company inducted two aircraft under this contract during 2004. Based on high operational requirements for the USAF’s C-130 fleet resulting from the conflicts in Afghanistan and Iraq and an on-going structural inspection program, the Company anticipates that the repair requirements under this contract will grow.

Collective Bargaining Agreement Ratified

Approximately 75% of the Company’s employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), International Association of Machinists and Aerospace Workers (“IAM”), and the Association of Plant Police of America (“APPA”). The Company’s agreement between the UAW and its Pemco Aeroplex division was scheduled to expire by its terms on March 21, 2005. On March 20, 2005, the UAW voted to ratify a new five-year agreement with Pemco Aeroplex.

Treasury Stock

During the third quarter of 2001, the Board of Directors authorized the Company to repurchase up to 400,000 shares of its Common Stock, representing approximately 10% of the Company’s issued and outstanding shares (“prior repurchase program”). The Company acquired approximately 349,000 shares under the prior repurchase program. During the second quarter of 2003, the Board of Directors authorized the Company to repurchase up to an additional 200,000 shares of its Common Stock, representing approximately 5% of the Company’s issued and outstanding shares (“new repurchase program”), and effectively terminated and replaced the prior repurchase program. Under the new repurchase program, the Company may repurchase Common Stock from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Board of Directors or their designee. As of December 31, 2004, the Company had acquired approximately 64,000 shares under the new repurchase program, and an aggregate of approximately 413,000 shares under the new and prior repurchase programs at a cost of approximately $8.6 million.

Defined Benefit Pension Plan

As a result of unfavorable investment returns related to the Company’s Defined Benefit Pension Plan (the “Plan”) during 2002 and 2001, coupled with an increase in actuarial liability resulting from lower interest rates, the Plan was under-funded by approximately $23.3 million and $26.5 million at December 31, 2004 and 2003, respectively (See Note 10 to the Consolidated Financial Statements). Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Plan during 2004 and 2003 of approximately $8.1 million and $11.0 million, respectively. The Company anticipates that it will be required to make contributions of approximately $7.8 million to the Plan during 2005.

C. INDUSTRY OUTLOOK

In 2004, the aviation industry began recovering from the impact of September 11, 2001. The FAA describes its outlook for the industry as “cautiously optimistic.” Passenger traffic trends suggest expected improvements in the market. The FAA reports 587 million enplanements for U.S. airlines in 2003. Final data for 2004 is not yet available, but the FAA projects 2004 enplanements of approximately 627 million, an increase of 6.8% relative to 2003. Further, the FAA projects 2005 enplanements of 669 million, or an increase of 6.7% relative to 2004. The FAA also reported Revenue Passenger Miles (one revenue passenger flown one mile) of 645 billion in 2003 and 699 billion in 2004, a growth rate of 8.3%. In response, airlines are increasing capacity as measured by Available Seat Miles (“ASMs” —one seat flown one mile). In 2003, ASMs for US carriers were 890 billion. This grew to an expected level of 950 billion in 2004 and further growth to 1,019 billion is forecasted for 2005.

Commercial and military aircraft operators face pressure to lower their direct operating costs. For commercial operators, a primary driver of this pressure is reduced yields. In testimony before the U.S. House of Representatives Committee on Transportation and Infrastructure on June 3, 2004, Lehman Brothers Senior Airline Analyst Gary Chase elaborated on the current revenue environment and the inability to pass incremental costs on to the consumer: “While the airlines have taken steps to reduce costs…, the revenue environment facing the industry remains extremely challenging. Recent data show that passenger traffic has returned to year 2001 levels. Load factors…are also at or near record levels. Unfortunately, however, pricing is materially below levels realized in year 2001. Since we view the demand for air travel as the combination of price and volume, we conclude that demand is materially reduced as a result.” On the military side, the balance between operations and support is placing pressure on maintenance costs. While the FY2005 Department of Defense budget reflects an increase in the Operations and Maintenance budget line from $127.6 billion in FY2004 to $140.6 billion in FY2005, increased operational requirements and their associated costs are consuming an increasing share of the budget. In the wake of airline bankruptcies and tight military budgets, the Company believes that maintenance costs stand out as one of the only true controllable expenses. As such, both military and commercial operators are focusing on the ways in which they can reduce their maintenance costs, and outsourcing to independent service providers has become more prevalent. In the commercial market, airlines such as United and US Airways have already taken significant steps toward outsourcing man-power intensive activities such as heavy maintenance and positive signs exist that the third-party maintenance and modification industry will benefit from these trends in the coming years.

Military Maintenance and Modification Industry

The GSS focuses on the maintenance and modification of military transport and tanker airframes, primarily for US military customers. This market is one segment of a worldwide military maintenance, repair and overhaul (“MRO”) market that totals nearly $53 billion—a value including expenditures on field, intermediate and depot level maintenance for airframe, engines and components. Worldwide, the airframe maintenance and modification segment accounted for spending of approximately $11 billion or 21% of the total MRO market. With the Company’s primary focus on U.S. military transports and tankers, the target market size can be further refined to approximately $1.5 to $2.5 billion depending on the aircraft types included. The military airframe maintenance and modification market is expected to grow slowly at just over 1% annually for the next ten years. The aging of the military transport and tanker fleet along with the high operational requirements and budget restrictions for the acquisition of new aircraft have insulated this market from many of the effects of defense budget cuts.

Military depots such as Warner Robins Air Logistics Center and Oklahoma City Air Logistics Center currently perform more than 75% of US military airframe MRO work. There are conflicting forces, both market and political, influencing the future value of this percentage. While significant political support exists for the rule that limits the percentage of the work performed by foreign depots to 50%, there is also growing support for public-private partnerships and, more importantly, another round of base realignment and closure is scheduled to begin in 2005. The Company believes that the balancing act between maintaining government operated depot capabilities and dependence upon contractors will not change dramatically, but that efforts to hold down costs will result in increased utilization of contractors.

One of the Company’s core competencies for 50 years has been military aircraft maintenance and modification. The Company believes that this core competency will enable it to continue to provide services directly to its military customers and to participate in teaming arrangements with public or private operators. Contract bundling requirements, however, may limit the Company’s ability to compete for major new military contracts as a prime contractor (See “FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” under Item 7 of this Form 10-K for further discussion). In order to mitigate the effects of contract bundling, the Company plans to team with other contractors whenever desirable.

Commercial Maintenance and Modification Industry

MRO industry consultants, Aerostrategy, estimate the 2004 total market for airframe heavy maintenance at $4.9 billion worldwide with approximately 36%, or approximately $1.8 billion, of this demand was generated in North America. Approximately 45% of this work is currently outsourced by the airlines to suppliers. Industry experts forecast this market to grow at 5.8% annually on a worldwide basis with slightly slower growth in North America of 5.2% annually.

Outsourcing of heavy maintenance by major airlines continues to increase. Airlines such as United and US Airways have taken major initiatives to reduce their maintenance costs through outsourcing. The Company believes that the continued growth of low cost carriers such as Southwest, Jet Blue and AirTran will further increase the market available to suppliers. Based on anticipated fleet and maintenance market growth, and the Company’s expectation that outsourcing airframe maintenance should continue to increase, the Company believes that the market segment in which it operates could grow substantially over the next several years.

Since the 5.8% drop in the air cargo market in 2001, the market has begun to rebound. According to Boeing, the market grew at nearly 4% in 2003 and traffic for the first half of 2004 was up nearly 11% over the same period in 2003. Traffic is predicted to grow at 6.2% annually over the next 20 years. This traffic growth should result in an increase in the cargo aircraft fleet from approximately 1,766 aircraft in 2003 to approximately 3,456 in 2023. Taking into account the anticipated retirement of 1,260 older cargo freighters, approximately 2,950 aircraft will be added to the fleet. Slightly more than 75% of those additions are expected to be supplied by passenger to cargo conversions. The Company expects these trends to result in increased revenue for the CSS.

Space Systems

Space Vector Corporation (“SVC”), a subsidiary of the Company, primarily focuses on providing launch vehicles, associated subsystems and engineering services to various governmental agencies and commercial customers. SVC is one of only a handful of companies in the United States that provide such services and products. The demand for SVC’s services and products has been increasing, and there are a growing number of prospective industry programs emerging during 2005. SVC plans to meet the increased demand for its services and products by increasing its personnel and facility capacity during 2005.

D. PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

General

The Company’s aircraft maintenance and modification services include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year programs for both military and commercial customers. The Company’s military customers include the United States Armed Forces (the “Armed Forces”) and certain foreign military services. The Company’s commercial customers include some of the major global lessors of aircraft as well as airlines and airfreight carriers.

The Company employs a large, skilled work force. The principal services performed are PDM, commercial “C”-level and “D”-level heavy maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, aircraft stripping and painting, rewiring, parts fabrication and engineering support. While the Company performs some of these services exclusively for either the Armed Forces or commercial customers, it performs the majority of the services for all customer groups.

The Company’s competitors for military aircraft maintenance contracts include Boeing Aerospace Support Center, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. The Company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace and Dalfort Aerospace), and approximately ten smaller independent repair and modification operators. While many of the Company’s competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and conversion. The Company considers its competitive strengths to be its emphasis on quality, record of on-time delivery, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and strong customer base.

Government Services Segment

The Company provides aircraft maintenance and modification services either directly as a prime contractor or indirectly as a sub-contractor to the Armed Forces and other agencies of the U.S. Government, as well as foreign militaries through the Company’s GSS. The majority of the aircraft that the Company services are transports such as the C-130 “Hercules” and refueling aircraft such as the KC-135. Currently, the U.S. KC-135 tanker fleet is estimated to include over 500 aircraft, and is projected to be in service through 2040. These aircraft are essential to support peacetime operations and war or contingency deployments. The Armed Forces cannot deploy without these resources. The demands placed on these aircraft mean that they require maintenance services such as those provided by the Company.

Military contracts generally specify a certain number of aircraft to be serviced for the duration of the program. In addition to the number of aircraft originally contracted, the Armed Forces typically increase this number with aircraft that were not scheduled for maintenance but which require servicing. These “drop-in” aircraft generally increase the value of each contract.

The principal services performed under military contracts are PDMs, systems integration of component upgrades and modification of fixed wing aircraft. The PDM is the most thorough scheduled maintenance “check-up” for a military aircraft, entailing a bolt-by-bolt, wire-by-wire and section-by-section examination of the entire aircraft. The typical PDM program involves a nose to tail inspection and a repair program on a four- or five-year cycle. In addition to heavy maintenance, the program can include airframe corrosion prevention and control, rewiring, component overhauls, and structural, avionics and various other system modifications.

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribbings, skins and wings, undergoes a thorough structural examination, which can result in repairs to the airframe. The aircraft’s avionics receive examination and repair, replacement or modification as required. The aircraft is repainted at the completion of the overhaul.

In order for the Company to efficiently complete its maintenance procedures, it maintains hydraulic, electrical, sheet metal and machine shops to satisfy all of its testing and assembly needs and to fabricate, repair and restore parts and components for aircraft structural repairs. The Company also performs in-house heat treatment on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories. The Company’s workforce is familiar with virtually all aspects of military aircraft maintenance, repair, and overhaul.

The Company has provided quality maintenance, integration and modification work on a wide variety of military aircraft over the past 50 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4, F-15, F-16, T-38 and U.S. Navy H-2 and H-3 helicopters.

In August 1994, the USAF awarded the Company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The Company completed work on the final aircraft inducted for PDM under this contract during 2003. On December 12, 2001, the Company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. In effect this contract continues the Company’s involvement in KC-135 aircraft PDM. The contract provides for one base year and five option years. The Company is currently operating in the third option year.

The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,000 such aircraft.

As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the Company anticipates that the KC-135 PDM program will further expand to include additional upgrades such as new cockpit, lavatories, and avionics systems. The Company has performed other major upgrades in the past, including wing re-skin, major rewire, corrosion prevention control, auto pilot and fuel savings advisory system modifications.

In August 2003, the Company re-established itself as a key player in the C-130 maintenance market when it was awarded a contract from the United States Coast Guard (“USCG”) consisting of two base years and three one-year options to perform depot level maintenance and repairs on C-130 aircraft. The contract contains provisions to perform the progressive structural inspection baseline and repair as well as UDLM work. The Company received its first C-130 aircraft under this contract in January 2004 and has processed three USCG C-130s.

In September 2004, the GSS as part of a team with Lockheed Martin Aircraft and Logistics Center, received a contract award from the USAF to perform C-130 UDLM. The UDLM contract is an Indefinite Delivery, Indefinite Quantity contract with the Warner Robins Air Logistics Center. The contract encompasses any repairs for USAF C-130s that are required outside of the scheduled depot maintenance visits.

The GSS is located in Birmingham, Alabama in facilities that the Company believes to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

Commercial Services Segment

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its CSS. Programs for commercial maintenance range from single aircraft to multi-aircraft and can span a year or longer. The principal services performed under commercial maintenance contracts are “C” and “D” maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, strip and paint, interior reconfiguration and fleet standardization.

The “C” check is an intermediate level service inspection that, depending upon the FAA approved maintenance program used, includes systems operational tests, thorough exterior cleaning, and limited interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing.

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

The form, function and interval of the “C” and “D” checks differ with each operator’s program. Each operator must have its particular maintenance program approved by the FAA or applicable foreign agencies. A number of variables determines the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called “flight cycles”) that the aircraft regularly performs.

In addition to the tasks required in the “C” and “D” checks, additional inspections are performed. These inspections include supplemental structure inspections, which are structural inspections focusing on known problem areas, and corrosion prevention and control programs, which are inspections of known corrosion problems. These additional inspections supplement the “C” and “D” check tasks.

The conversion of a passenger plane to a cargo configuration entails completely stripping the interior, strengthening the load-bearing capacity of the flooring, installing a bulkhead or cargo net, cutting into the fuselage for the installation of a cargo door, reinforcing the surrounding structure for the new door, replacing windows with metal plugs, and installing the cargo door itself. The aircraft interior may also need to be lined to protect cabin walls from pallet damage, the air conditioning system modified, and smoke detection installed. Additionally, the Company installs the on-board cargo handling system. Conversion contracts also sometimes require concurrent “C” or “D” maintenance checks as the operator takes maximum advantage of the time that the aircraft will be out of service. It is also possible that the converted aircraft has been out of service for some time and maintenance is required to bring the plane up to current FAA standards.

The Company also provides modification and integration services for its commercial customers under its own or customer-provided STC’s, including integration of new avionics systems, installation of new galleys and air-stairs, and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities and experienced labor force enable it to perform virtually any airframe modification a commercial customer may currently require.

The Company holds approximately 70 STCs from the FAA for the conversion of various aircraft from passenger-to-cargo, passenger-to-quick-change, and combination passenger and cargo conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA, and are then certified by an additional STC. The Company holds passenger-to-cargo configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300 aircraft, and BAe-146 aircraft. Additionally, the Company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The recent large decreases in prices for older commercial aircraft could increase the demand for conversions, and the Company expects to expand this line of business in 2005 and beyond.

To more effectively pursue the fast-growing Asian passenger-to-cargo market, the Company has established relationships with MAS and TAECO/STAECO. These relationships provide the capability to perform passenger-to-cargo conversions for Asian customers at locations that minimizes aircraft ferry and personnel travel costs. In addition, these relationships provide in-region support for current customers in the Asia-Pacific region.

The Company performs contracts for commercial aircraft at its Dothan, Alabama facility and is establishing capabilities in Asia through partnerships with MAS, TAECO/STAECO and others.

Manufacturing & Components Segment

The MCS is comprised of two manufacturing and service businesses located in California. Both businesses design and manufacture proprietary aerospace products for governmental and commercial customers.

Pemco Engineers, Inc.

Pemco Engineers, Inc. (“PEI”), a subsidiary of the Company, designs and manufactures aircraft cargo-handling systems, high precision machined parts for aircraft, barrier nets and other sewn products, seat pallets, floor panels and other precision components. PEI’s principal expertise is in the innovative design and manufacture of on-board cargo handling systems for many types of large military and commercial transport aircraft.

For over 50 years PEI has manufactured products for freight companies, airlines and airframe manufacturers, including Boeing, UPS, FedEx and DHL. PEI also serves other customers in the aerospace, defense, automotive, computer, medical, electronics and commercial industries. Many of the cargo systems manufactured by PEI are installed in passenger-to-cargo conversions accomplished by the CSS.

PEI has developed and owns 14 FAA STC’s and 36 Parts Manufacturing Authority certifications, and its quality system is registered to the ISO 9001 and AS9100 standards. It also operates a certified FAA repair station.

The Company has approximately eight competitors in this market and considers its strengths in this industry to be its innovation, responsiveness, reliability and competitive pricing.

In 2005 the Company plans to relocate PEI’s operation to the Chatsworth, California, area where SVC is located. This relocation will enable the two units of the MCS to support each other’s manufacturing operations more effectively, and to take increased advantage of certain shared management resources. The relocation will also enable PEI to better tailor its facility and machinery capabilities to its current and prospective business, thereby significantly reducing costs and facilitating further improvements in the unit’s manufacturing efforts.

Space Vector Corporation

SVC specializes in providing low cost launch services, vehicles and related subsystems to government, scientific and commercial customers. Over the years, SVC has supported the U.S. Missile Defense Agency, the USAF, the U.S. Navy, DARPA, NASA and numerous commercial customers worldwide.

SVC has a reputation built on providing its customers with highly responsive and cost-effective solutions. SVC provides design, manufacture, integration, test and launch of sub-orbital vehicles, as well as payload integration, mission analysis and design. SVC also provides a wide variety of specialized structural, mechanical, avionics and pneumatic subsystems and components.

Since 1969, SVC has served as the prime contractor for 37 launches and supported over 300 domestic and international launches as a major subsystems supplier. SVC has also supported numerous classified and unclassified interceptor and target missions for U.S. Missile Defense Agency testing.

In 2004 SVC secured contracts with two companies, Lockheed Martin and AirLaunch, to support each team’s efforts on the design and construction of a new orbital vehicle. The Company expects that the experience and relationships SVC is developing through its support of these efforts will facilitate its entry into orbital vehicle programs, and will leverage new business opportunities in the years to come. In 2005 SVC also secured a launch vehicle contract from the Lockheed Martin Targets & Countermeasures prime contractor to continue support of U.S. Missile Defense Agency testing.

The principal markets for SVC’s space and missile products are the U.S. Government and prime contractors to the U.S. Government. SVC’s competition ranges from small organizations for subsystems to major corporations for the design, systems integration and manufacture of spacecraft and launch vehicles. SVC’s contracts are generally awarded in accordance with the U.S. Government’s competitive bidding practices. SVC’s quality system is registered to the ISO 9001 and AS9100 standards.

E. SALES

Foreign and Domestic Operations and Export Sales

All of the Company’s revenues during 2004 were generated in the United States and all of the its assets were located in the United States. Approximately 3% of revenues in 2004 were generated from foreign-owned entities. The Company continuously reviews possible foreign ventures and sales opportunities.

The Company provides maintenance and modification services for foreign-based aircraft owners and operators at its U.S. facilities. SVC and PEI also sell in foreign markets. The services and products sold at the Company’s U.S. locations are generally payable in U.S. dollars.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of foreign sales for the last three fiscal years:

Products and Services Rendered	2004	2003	2002
Aircraft Maintenance and Modification	96%	96%	93%
Space Vehicles and Support Systems	2%	2%	4%
Pemco Engineers	2%	2%	3%

Total	100%	100%	100%

Foreign Sales	3%	2%	3%

Major Customers

The following table presents the percentages of total sales for the Company’s largest customers for the last three fiscal years:

Customer	2004	2003	2002
U.S. Government	68%	69%	67%
Northwest Airlines	22%	15%	25%
GE Capital Aviation	0%	11%	0%

F. BACKLOG

The following table presents the Company’s backlog at December 31, 2004 and 2003:

(In $ Thousands)

Customer Type	2004	2003
U.S. Government	$48,562	$85,947
Commercial	17,026	6,241

Total	$65,588	$92,188

U.S. Government backlog, which represented approximately 74% of the Company’s total backlog in 2004, decreased $37.4 million, or 43.5% from 2003. This decrease is primarily the result of fewer KC-135 aircraft in work at the GSS, which were 12 at December 31, 2004 versus 25 at December 31, 2003. The reduction in KC-135 aircraft in work at the GSS was partially caused by the reduction in processing time due to improvements in efficiency. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

Total commercial backlog increased $10.8 million or 172.8%. This increase is primarily attributable to the timing of sales at the CSS in 2004 compared to 2003. At the end of 2004, backlog included maintenance checks and one conversion with five customers compared to backlog at the end of 2003 for maintenance checks with one customer.

G. RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel and forgings. There are a large number of suppliers for these materials and they are readily available on the open market. The Company has not entered into any long-term contracts with its suppliers of raw materials. The Company experienced no significant shortages of raw material essential to its business during 2004 and does not anticipate any shortages of critical commodities in the near future.

The Company procures many components, parts and equipment items from various domestic companies. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has decreased in the past few years as additional high technology suppliers have entered the market.

The U.S. Government and certain prime contractors furnish a portion of the equipment and components used by the Company in the fulfillment of the Company’s services under U.S. Government contracts without charge to the Company. The Company is dependent upon U.S. Government and prime contractor furnished material to meet delivery schedules, and untimely receipt of such material adversely affects production schedules and contract profitability.

H. PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company has developed approximately 70 FAA-approved STCs that authorize it to perform various modifications to aircraft. These modifications include the conversion of commercial aircraft from passenger-to-cargo or passenger-to-quick change configurations and interior modifications. The Company has STCs applicable to various aircraft, including Boeing 727, 737, and BAe-146 aircraft. Several of the Company’s STCs relate to its cargo handling systems used for cargo conversions for various types of commercial transport aircraft. STCs are not patentable; rather, they are a change to an aircraft configuration that the FAA approves and allows the Company to perform the FAA-approved modifications. The Company develops its STCs internally and uses licensing agreements with the original equipment manufacturer, when applicable. In addition, the Company has obtained approvals from many airworthiness authorities throughout the world for its passenger-to-cargo or passenger-to-quick change configurations, principally related to the B737-200/300 aircraft.

The Company also holds FAA-issued Parts Manufacturing Approvals (“PMAs”) that authorize it to manufacture parts of its own design or that of other manufacturers related to its cargo handling systems. The Company holds numerous other PMAs that give the Company authority to manufacture certain parts used in the conversion of aircraft from passenger-to-cargo and passenger-to-quick change configurations.

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

I. ENVIRONMENTAL COMPLIANCE

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2004 and 2003, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of December 31, 2004. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

J. EMPLOYEES

On December 31, 2004, the Company had 1,930 employees. Approximately 1,450 of these employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), International Association of Machinists and Aerospace Workers (“IAM”), and the Association of Plant Police of America (“APPA”). On March 20, 2005, the UAW voted to ratify a new five-year agreement with Pemco Aeroplex, a subsidiary of the Company. The existing IAM agreement with Pemco World Air Services, a subsidiary of the Company, expires on August 9, 2005 and the existing agreement between APPA and Pemco Aeroplex expires on March 16, 2006.

Item 2. Properties.

Following is a list of the Company’s properties.

Birmingham, Alabama

The GSS, as well as the Company’s corporate offices, are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on 192 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop and a 55,000 square foot general office building that houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower that supplements the FAA-managed municipal air control tower for handling aircraft on the Company’s property and a fire-fighting unit that supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard. The Company is party to a Mutual Aid Agreement with Birmingham Fire and Rescue and the Alabama Air National Guard for fire prevention and hazardous materials incident response capabilities.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA (Europe) repair station and maintains a Department of Defense “SECRET” security clearance.

The facility is leased from the Birmingham Airport Authority. The lease expires September 30, 2019.

Dothan, Alabama

The Dothan facility of the CSS is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 80.0 acres of land with approximately 558,000 square feet of production and administrative floor space. The facility includes 296,000 square feet of aircraft hangar space that can hangar either 12 narrow-body aircraft or five narrow-body and five wide-body aircraft, with various combinations in between. The facility also includes four warehouses, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,000 and 8,500 feet, an FAA Flight Service Station and a control tower.

The Dothan facility is an approved FAA, JAA (Europe) and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement that, inclusive of two five-year option periods, expires in December 2033.

Chatsworth, California

SVC is located in Chatsworth, California. SVC’s operation currently consists of two industrial buildings of approximately 44,000 square feet. One building houses production, engineering and administrative functions, and the second building serves as a launch vehicle assembly and integration facility. SVC occupies these buildings under a month-to-month lease agreement that may be terminated by either party with 120 days notice. SVC anticipates it will lease an additional building during 2005 to accommodate increased demand for its products and services.

Corona, California

PEI is located in Corona, California. PEI’s facility is approximately 27,000 square feet and houses production and administrative functions. The facility is held under a month-to-month lease agreement that may be terminated by either party with 90 days notice. During 2005, the Company anticipates that it will lease a different facility in the Chatsworth, California, area, and relocate PEI near SVC.

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

The facility is leased from Pinellas County, a political subdivision of the State of Florida, under a lease agreement that contained an initial term which expired in September 1990 and four optional renewal periods of five years each, extending the lease until September 2010. The Company has entered into an Asset Purchase Agreement, subject to the approval of the lessor, which would allow the Company to terminate all future lease payment obligations for the Clearwater facility. It is expected that this agreement will take effect before the current option period expires.

Item 3. Legal Proceedings

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration and discovery is ongoing. The arbitration hearing is due to take place in December of 2005. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase and trial has been set in Dale County, Alabama for September 2005. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994 the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4,945,000 plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January, 2004 the Company elected to file the claims with the Armed Services Board of Contract Appeals, which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002 a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002 the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case en banc. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, disability and age, have been made against the Company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, is material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

Other Legal Proceedings

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the Company’s stockholders in the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2004		2003
Quarter End	High	Low	High	Low
March 31	$36.49	$31.10	$26.90	$21.15
June 30	35.20	28.50	26.28	21.66
September 30	30.45	24.50	27.43	20.61
December 31	27.99	25.00	34.75	23.11

On April 7, 2005, there were 4,518,213 shares of Common Stock issued and 4,104,815 shares of Common Stock outstanding held by approximately 128 owners of record and 918 beneficial owners.

The Company has never paid cash dividends on its Common Stock and currently intends to continue that policy indefinitely. The Company’s credit facilities restrict its ability to pay dividends.

The last reported sales price of the Company’s Common Stock on April 7, 2005 was $27.00.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s financial statements and accompanying notes located elsewhere in this report and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations. As described in Note 2 to the Consolidated Financial Statements, the Company restated certain amounts in the Selected Financial Data to reflect a change in accounting for leasehold improvements.

Consolidated operating data for the Company are as follows:

(In $ Thousands, Except Per Share Information)

	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01	Year Ended 12/31/00
		(As Restated, See Note 2)	(As Restated, See Note 2)	(As Restated)	(As Restated)
Net sales	$201,165	$190,376	$162,863	$165,460	$161,664
(Loss) income from operations	(3,005)	16,243	14,501	16,451	10,938
Net (loss) income	(2,988)	9,995	8,982	15,073	9,718
Net (loss) income per common share—diluted	$(0.73)	$2.27	$2.05	$3.55	$2.29

The following charges, or reversals of charges, are included in the consolidated operating data for the Company and had an impact on year-to-year comparability of results. With the exception of the reversals of the deferred tax valuation allowance, all charges or reversals of charges are pre-tax:

•

The Company maintains a valuation allowance for its deferred tax assets unless realization is considered more likely than not. The Company evaluates the need for its deferred tax asset valuation allowance each year, which includes an analysis of past operating trends, projections of future operating results, and revisions to existing programs and contracts. The Company reversed the valuation allowance partially each year during 2000 and 2001 as a result of the annual exercise of the one year renewal option or an increase in aircraft for one option year on the Company’s largest contract, at which time the Company reasonably determined that utilization of the deferred tax assets was more likely than not. The reduction in the valuation allowance during 2003 resulted from the generation of Alabama taxable income during the year which resulted in the utilization of Alabama net operating loss carry forwards that had previously been subject to a valuation allowance. Reversal of the deferred tax valuation allowance had the effect of increasing Net Income in the years ended December 31, 2003, 2001, and 2000 by $0.4 million, $5.9 million, and $3.7 million, respectively.

•	During the year ended December 31, 2000 the Company recorded a gain of $0.9 million related to collections on disputed invoices from several customers that had been charged to expense in the prior year. In addition, the Company recorded a charge of $0.7 million related to its leasehold improvements at its Clearwater, Florida facility upon its decision to relocate its remaining Florida based operations to Dothan, Alabama.

•	During the year ended December 31, 2002, the Company recorded a net gain of $1.4 million related to various litigation settlements.

•	During the year ended December 31, 2003, the Company settled an insurance claim related to a fire at the Company’s Dothan, Alabama facility, resulting in a gain of $1.2 million.

•	During the year ended December 31, 2004, the Company recorded a gain of $0.9 million in connection with the settlement of a self-insured life insurance program for employees and retirees who were not insurable under the Company’s purchased life insurance programs.

•	During the year ended December 31, 2004, the Company recorded a $0.3 million net gain related to the settlement of a REA and the corresponding close-out of the contract pertaining to its former KC-135 program as a prime contractor to the U.S. Government.

•	During the year ended December 31, 2004, the Company recorded a $0.9 million charge related to the settlement of an equity compensation arrangement.

•	During the year ended December 31, 2004, the Company recorded approximately $2.5 million in accounting and legal charges related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003.

•	The Company recorded charges for inventory obsolescence during the years ended December 31, 2004, 2003, 2002, 2001 and 2000 of $3.1 million, $0.7 million, $0.4 million, $0.9 million, and $0.7 million, respectively.

•	The Company originated a new bank loan in the year ended December 31, 2002, which resulted in a charge of $0.4 million related to prepayment fees and the write-off of un-amortized loan origination fees.

Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00
		(As Restated, See Note 2)	(As Restated, See Note 2)	(As Restated)	(As Restated)
Working Capital	$25,507	$25,496	$23,953	$8,138	$(4,455)
Total Assets	107,125	104,614	94,449	77,425	58,958
Long Term Debt	30,494	20,299	17,081	3,994	4,199
Other Long Term Liabilities	15,437	17,755	27,059	13,977	2,641
Stockholders’ Equity	18,478	22,167	10,717	18,389	8,756

See Note 2 to the Consolidated Financial Statements concerning the restatement of prior period financial statements for changes in the amortization of leasehold improvements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE” and “FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE” for a discussion of the uncertainties, risks and assumptions associated with these statements.

RESTATEMENT OF FINANCIAL STATEMENTS

In light of the recent clarification on lease accounting set forth in a February 7, 2005 letter from the office of the Chief Accountant of the SEC to the American Institute of Certified Public Accountants, the Company reviewed its accounting for all leasehold improvements. The Company discovered that from 1982 through 2001 the Company assigned estimated useful lives of leasehold improvements that exceeded the remaining term of the applicable leases, which is inconsistent with the views expressed by the SEC in its February 7, 2005 letter, and is not in accordance with generally accepted accounting principles.

The Company has restated the financial statements for the years ended December 31, 2003 and 2002 to correct its accounting for leasehold improvements. The restatement adjustments increased net income by $11,000 and $141,000 for the years ended December 31, 2003 and 2002, respectively, increased diluted earnings per share by $0.03 for the year ended December 31, 2002, and resulted in a $960,000 reduction in retained earnings as of January 1, 2002.

See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information on restatement adjustments. The effects of the restatement are reflected in this Item 7.

EXECUTIVE OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The Company conducts its business through three operating segments: GSS, CSS and MCS. The Company’s services are generally provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

The market for GSS’s PDM/MRO services provided to the U.S. Armed Forces and other government agencies is very mature, providing relatively slow growth and aggressive competition on pricing and scheduling. The Company’s extensive years of experience in this market, proven past performance, and broad recognition of capabilities have helped to sustain its presence in this market. The Company’s growth in this market is largely dependent on expanding beyond the current PDM/MRO business base, primarily consisting of the KC-135 program, and diversifying into other aircraft platforms. The USCG C-130 contract awarded to the Company during 2003 was a significant step toward expanding the PDM/MRO base and re-establishing the Company as a major competitor in the C-130 maintenance market. The Company believes the aging of military aircraft, coupled with defense budget constraints limiting the development and deployment of new aircraft, will contribute to growth in the military PDM/MRO industry over the next decade. GSS revenue increased 5.6% in 2004 due to the addition of the C-130 program. However, the segment operating income decreased 88.8% as a result of costs incurred in several initiatives to improve long-term productivity as well as losses recorded on the USCG C-130 program.

The CSS experienced revenue growth, principally from commercial MRO services, of 9.6% during 2004 relative to 2003. The Company expects continued recovery from post 9-11 effects in the commercial airframe heavy maintenance market as carriers regain the confidence of air-travelers and operators place aircraft parked subsequent to 9-11 back into service. The Company’s success in the commercial MRO industry continues to depend on its ability to offer competitive pricing and quality performance, and meet customer delivery requirements. The Company believes that, as commercial airline owners and operators face increased pressure to reduce costs, independent MRO service providers will continue to benefit by offering a lower-cost alternative to performing heavy maintenance in-house. The CSS also generates significant revenue from cargo conversions. The Company performed three such conversions during 2004 compared to six during 2003. However, improved performance on cargo conversions during 2004 combined with increases in revenue from MRO services resulted in a 40.6% decrease in the segment operating loss. The Company anticipates growth in the demand for cargo aircraft over the long-term, as well as increased competition in the cargo conversion market. The Company believes international initiatives in this area have helped position it as a leader in the global market.

The MCS experienced flat revenues year-over-year. In 2005, the Company plans to relocate PEI to the Chatsworth, California area where SVC is located. This relocation will enable the two units of the MCS to support each other’s manufacturing operations more effectively, and to take increased advantage of certain shared management resources. The relocation will also enable PEI to better tailor its facility and machinery capabilities to its current and prospective business, thereby significantly reducing costs and facilitating further improvements in the unit’s lean manufacturing efforts. During 2004, initiatives that resulted in an increase in the segment’s productivity were off-set by an adjustment of $0.9 million to reserve for inventory that may become obsolete under this new business model, resulting in a net increase in the segment operating loss of $0.6 million, or 31.3%.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2004 versus twelve months ended December 31, 2003

The table below presents major highlights from the years ended December 31, 2004 and 2003.

(In $Millions)

	2004	2003	Change
Revenue	$201.2	$190.4	5.7%
Gross Profit	25.1	42.3	(40.7)%
Operating income	(3.0)	16.2	(118.5)%
Income before taxes	(4.3)	15.9	(127.0)%
Net income	(3.0)	10.0	(130.0)%
EBITDA	2.0	21.1	(90.5)%

The Company defines operating income, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA for the years ended December 31, 2004 and 2003 was calculated using the following approach:

(In $Millions)

	2004	2003
Net Income	$(3.0)	$10.0
Interest	1.3	0.9
Taxes	(1.3)	5.9
Depreciation and Amortization	5.0	4.3

EBITDA	$2.0	$21.1

The Company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, the Company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the Company’s business, the Depreciation and Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the Company’s Consolidated Balance Sheets. This is a result of the capitalization of depreciation expense on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue by operating segment for the years ended December 31, 2004 and 2003.

(In $Millions)

	2004	2003	Change	% Change
GSS	$133.5	$126.4	$7.1	5.6%
CSS	64.8	59.1	5.7	9.6%
MCS	7.7	7.8	(0.1)	(1.3)%
Eliminations	(4.8)	(2.9)	(1.9)

Total	$201.2	$190.4	$10.8	5.7%

Without regard to operating segments, the Company’s mix of business between government and commercial customers remained consistent at 68% government and 32% commercial in 2004 and 69% government and 31% commercial in 2003.

The $7.1 million increase in sales at the GSS was primarily due to an increase in C-130 program related sales of $10.3 million, partially offset by a decrease in the KC-135 PDM program sales of $3.1 million. The KC-135 PDM program allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2004, the Company delivered 31 PDM aircraft compared to 32 PDM and two drop-in aircraft during 2003. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. Year-over-year the Company has realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered, which partially offset the decrease in the number of deliveries. During 2004 and 2003, the Company recognized revenue of $0.6 million and $0.7 million, respectively, related to a REA on work performed under the KC-135 program. The Company delivered three C-130 aircraft during 2004 for which the Company performed depot level maintenance under a contract with the USCG awarded in August 2003. The Company had no comparative C-130 sales during 2003. The Company also delivered eight C-130 aircraft under contracts with the USAF to perform limited scope maintenance work during 2004 compared to four during 2003. The KC-135 PDM programs represented 90.1% of the revenue of the GSS during 2004 compared to 98.0% during 2003.

The increase in CSS revenue of $5.7 million was primarily due to increases in MRO revenues of $10.1 million, work on a new military flight control program that produced revenues of $2.8 million, and an increase in parts sales of $0.3 million. These increases were partially offset by a decrease in conversion sales of $6.0 million and a decrease in engineering and design revenue of $0.8 million. CSS delivered three cargo conversions during 2004 compared to six during 2003. In addition, CSS recognized a REA on the H-3 Helicopter program in the amount of $0.7 million during 2003. No REAs were filed or recognized during 2004.

MCS revenue in 2004 of $7.7 million decreased slightly from $7.8 million in 2003, as core customer demand continued at 2003 levels during 2004.

Cost of sales increased to $176.1 million in 2004 from $148.0 million in 2003. Approximately $8.9 million of the cost of sales increase related to the sales volume increase. The remaining cost of sales increase was due primarily to productivity initiatives at the GSS described below. Overall, the Company’s gross profit percentage decreased to 12.5% in 2004 from 22.2% in 2003. The decrease in gross profit percent is attributable to several factors. Gross profit at the GSS decreased to $14.7 million during 2004 from $33.7 million during 2003. The GSS incurred significant costs associated with process changes and productivity initiatives designed to improve quality and reduce the number of days to perform the PDM process on a KC-135 aircraft. The costs incurred to achieve these long-term objectives had an adverse impact on short-term operating results. Overhead costs increased as a result of training the workforce in new operating procedures, the implementation of a point-of-use material program, and direct costs associated with continuous improvement programs and lean manufacturing projects. In addition, productivity declined in the short-term as learning curve costs associated with the implementation of the new operating procedures took effect. The GSS recognized losses of $2.7 million on C-130 aircraft, primarily those under its contract with the USCG. Although the GSS has realized improvements in cost performance on each C-130 aircraft delivered, the increased volume of this work during 2004 over 2003 has contributed to the reduction in the gross profit percentage. The GSS also recorded $1.8 million in cost overruns that reduced the profitability on several KC-135 aircraft below traditional levels, $0.8 million in charges related to physical inventory adjustments, a $0.6 million charge for losses on contracts-in-process at December 31, 2004, and $0.1 million in charges related to environmental issues.

The reduction in gross profit at the GSS was partially offset by an increase in gross profit at the CSS to $9.6 million in 2004 from $6.7 million in 2003. The increase in gross profit at the CSS was primarily due to improvements in passenger-to-cargo and passenger-to-quick-change conversions results. The CSS recorded a large loss on conversion work in 2003 versus a smaller profit in 2004. In addition, the CSS achieved greater efficiencies year-over-year performing maintenance work for its largest customer. However, a less profitable mix of maintenance work for other customers year-over-year partially offset these improvements. Also, included in cost of sales during 2003 is a $0.7 million gain related to an insurance recovery resulting from a fire at the Company’s Dothan, Alabama facility in January 2002.

Cost of sales at the MCS increased $1.1 million in 2004 from 2003, primarily the result of a $0.9 million increase to inventory reserves related to a business change to increase outsourcing of certain specialty manufacturing, a change concurrent with the planned relocation of one of the segment’s facilities. The MCS gross profit percentage decreased to 9.6% in 2004 from 24.4% in 2003 primarily as a result of the increase in inventory reserves.

Selling, general, and administrative (“SG&A”) expenses increased $2.0 million, or 7.7%, to $28.1 million in 2004 from $26.1 million in 2003. As a percent of sales, SG&A expenses increased to 13.9% in 2004 from 13.7% in 2003. The increase in SG&A expense is primarily attributable to approximately $2.5 million in accounting and legal charges during 2004 related to the 2003 financial statement audit, 2004 quarterly reviews and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003. In addition, the Company recorded a $0.9 million charge during the second quarter of 2004 related to the settlement of an equity compensation arrangement. These increases to SG&A were partially off-set by the Company’s concerted effort to reduce certain discretionary SG&A expenses during 2004, and decreased costs for engineering activity at the MCS.

Interest expense increased to $1.3 million in 2004 from $0.9 million in 2003. The effective average interest rate on the Company’s revolving credit facility was approximately 4.1% in 2004 versus 3.9% in 2003. In addition, the Company’s average debt outstanding increased to $28.4 million in 2004 compared to $20.5 million in 2003.

During 2004, the Company recorded income tax provisions at an effective rate of 30.7%. During 2003, the Company recorded income tax provisions at an effective rate of 37.0%. The effective rate in 2003 includes favorable tax benefits generated from the utilization of Alabama net operating loss carry forwards that had previously been subject to a deferred tax valuation allowance.

Twelve months ended December 31, 2003 versus twelve months ended December 31, 2002

The table below presents major highlights from the years ended December 31, 2003 and 2002.

(In $Millions)

	2003	2002	Change
Revenue	$190.4	$162.9	16.9%
Gross Profit	42.3	36.0	17.5%
Operating income	16.2	14.5	11.7%
Income before taxes	15.9	14.5	9.7%
Net income	10.0	9.0	11.1%
EBITDA	21.1	19.3	9.3%

The Company defines operating income, as shown in the above table, as revenue less cost of sales, less SG&A expenses.

EBITDA for the years ended December 31, 2003 and 2002 was calculated using the following approach:

(In $Millions)

	2003	2002
Net Income	$10.0	$9.0
Interest	0.9	1.5
Taxes	5.9	5.5
Depreciation and Amortization	4.3	3.3

EBITDA	$21.1	$19.3

The table below presents the highlights in revenue by operating segment for the years ended December 31, 2003 and 2002.

(In $Millions)

	2003	2002	Change	% Change
GSS	$126.4	$102.2	$24.2	23.7%
CSS	59.1	48.7	10.4	21.4%
MCS	7.8	12.1	(4.3)	(35.5)%
Eliminations	(2.9)	(0.1)	(2.8)

Total	$190.4	$162.9	$27.5	16.9%

Without regard to operating segments, the Company’s mix of business between government and commercial customers was 68% government and 32% commercial in 2003 and 67% government and 33% commercial in 2002.

The $24.2 million increase in the sales of the GSS was due primarily to increased revenue under the KC-135 PDM program of $25.5 million and an increase in C-130 related work of $2.1 million, offset by a net decrease of $3.4 million in other programs. The KC-135 PDM program allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2003, the Company delivered 32 PDM aircraft and two drop-in aircraft compared to 35 PDM and one drop-in aircraft during 2002. Year-over-year the Company realized an increase in sales per PDM aircraft due to an increase in the amount of work performed on each aircraft delivered. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. In addition, the Company’s pricing on the KC-135 PDM program increased as a result of a transition from government furnished material (“GFM”) to customer furnished material (“CFM”) that began during 2002, the effects of which were realized during 2003. Under the GFM arrangement, the government furnished the Company free of charge certain material necessary for completing the PDM process. Under the CFM arrangement, the Company began procuring material previously provided through the GFM arrangement and increased its pricing to the customer accordingly. The Company also recognized revenue of $0.7 million related to a REA on work performed under the KC-135 program. The Company completed work on four C-130 spar inspections during 2003 with no corresponding sales on C-130 aircraft during 2002. The overall increase of KC-135 PDM program related sales and C-130 sales was offset by the completion of the J-Stars program that had sales of $3.7 million during 2002 and no sales during 2003. The KC-135 PDM programs represented 98.0% of the revenue of the GSS during 2003 and 96.2% during 2002.

The increase in the CSS revenue of $10.4 million was primarily due to increases in conversion revenues of $11.2 million, the recognition of a REA on the H-3 Helicopter program in the amount of $0.7 million, an increase in parts sales of $0.1 million, and an increase in engineering and design revenue of $1.6 million. The CSS delivered six cargo conversions during 2003 compared to one during 2002. These increases were partially offset by a decrease in commercial MRO sales of $3.2 million.

Revenue in the MCS decreased $4.3 million in 2003, declining to $7.8 million in 2003 from $12.1 million in 2002. Revenue declined primarily as a result of the early termination of a government contract for a launch vehicle program.

The Company defines operating income, as shown in the Highlights Table at the beginning of this 2003 versus 2002 discussion, as revenue less cost of sales, less SG&A expenses.

Cost of sales increased to $148.0 million in 2003 from $126.8 million in 2002. The increased cost of sales during 2003 was primarily a result of higher sales during the year. Overall, the Company’s gross profit percentage increased to 22.2% in 2003 from 22.1% in 2002. The increase in gross profit percent is attributable to several factors. The KC-135 aircraft delivered during 2003 were on average more profitable than those delivered during 2002 as a result of an increase in non-routine work and changes in the KC-135 model mix. The Company experienced several delays on KC-135 aircraft during 2002 due to the inability to obtain required parts, which resulted in increased costs during the period. In addition, included in cost of sales during 2003 is a $0.7 million insurance recovery related to a fire at the Company’s Dothan, Alabama facility in January 2002. These favorable factors were partially offset by relatively lower margins on work performed under new contracts during 2003. Cost of sales associated with new contracts included charges of $3.6 million related to estimated losses on contracts-in-process at December 31, 2003.

SG&A expenses increased from $21.5 million in 2002 to $26.1 million in 2003. As a percent of sales, SG&A expenses increased from 13.2% in 2002 to 13.7% in 2003. The increase in SG&A expenses was attributable to several factors. The Company continued to invest in its industrial engineering function during 2003 in an effort to improve productivity, adding approximately $0.5 million to SG&A expenses year-over-year. The Company incurred approximately $0.4 million in expenses during 2003 related to environmental remediation efforts compared to $0.1 million during 2002. The Company increased its structural SG&A expenses by expanding its marketing and business development capabilities across each segment and increasing the capacity of its internal audit function. At the MCS, spending on internal engineering activities increased and the executive manager placed over the MCS during 2002 contributed to the increase year-over-year as a result of a partial year of activity during 2002 compared to a full year of activity during 2003.

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

During 2003, the Company recorded income tax provisions at an effective rate of 37.0%. The effective rate in 2003 includes favorable tax benefits generated from the utilization of Alabama net operating loss carry forwards that had previously been subject to a deferred tax valuation allowance. During 2002, the Company recorded income tax provisions on a normalized basis at an effective rate of 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands Except

Long-Term Debt to Equity)

	December 31, 2004	December 31, 2003	Change
		(As Restated, See Note 2)
Cash	$3,354	$3,156	$198
Working Capital	25,507	25,496	11
Current portion of long-term debt and capital lease obligations	7,447	1,255	6,192
Long-term debt and capital lease obligations	30,494	20,299	10,195
Stockholders’ equity	18,478	22,167	(3,689)
Long-term debt to equity	2.05	0.97	1.08

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the

Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; timing of federal income tax payments; transactions under the Company’s stock repurchase plan; and potential acquisitions and divestitures. The Company anticipates that operating cash flow will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next 12 months. However, a deterioration of financial results due to “FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” discussed below or failure to renegotiate our credit facilities could adversely affect our liquidity.

Cash Flow Overview

Operating activities used $11.8 million during 2004 compared to providing $1.9 million during 2003. The Company received proceeds from the exercise of Company Common Stock options of $0.8 million and $0.3 million during 2004 and 2003, respectively. Cash of $4.2 million and $5.0 million was used during 2004 and 2003, respectively, for capital expenditures, and $0.9 million and $0.3 million, respectively, was used for the repurchase of Company Common Stock. A major use of cash has been the unfavorable payment terms under a large contract. This large contract comprises approximately 50% of the Company’s billed accounts receivable at December 31, 2004. The payment terms were renegotiated in April 2005 and the contractual collection period was reduced by 50%, which is expected to provide an additional source of capital during 2005.

The Company’s decrease in cash flow from operating activities from 2003 to 2004 as presented in the Consolidated Statements of Cash Flows resulted primarily from a decrease in net income (see Results of Operations, twelve months ended December 31, 2004 versus twelve months ended December 31, 2003). As a result of cash used in operating activities, the Company increased its borrowing under the revolving line of credit from $15.0 million at December 31, 2003 to $30.8 million at December 31, 2004.

Future Capital Requirements

The Company has three large potential capital requirements in 2005: required minimum funding of the defined benefit pension plan, current maturities of long-term debt and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Plan was under-funded by approximately $23.3 and $26.5 million at December 31, 2004 and 2003, respectively. The Company made contributions to the Plan totaling approximately $8.1 million and $11.0 million during 2004 and 2003, respectively. Pursuant to minimum funding requirements of the ERISA, the Company expects to contribute approximately $7.8 million to the Plan during 2005. The Company also has a postretirement benefit plan to provide health care benefits to retirees between 62 and 65 years of age. The postretirement benefit plan is funded on a pay-as-you-go basis. Total benefits paid are estimated to be $0.1 million in 2005.

As discussed more extensively below, current maturities of long-term debt totaled $7.4 million at December 31, 2004. Approximately $5.8 million of the maturities relates to the commitment of the Company’s revolving credit facility decreasing from $33.0 million to $25 million at April 30, 2005.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of Bay 2 in Birmingham during the first quarter of 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. The Company currently has no material capital projects underway and anticipates capital expenditures of $4 to $5 million in 2005.

Revolving Credit Facility

The Company and its primary lenders previously entered into a series of amendments to the Credit Agreement dated December 16, 2002, that affect the revolving credit facility that is made available to the Company under the Credit Agreement. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the revolving credit facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the revolving credit facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the revolving credit facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the revolving credit facility maturity date from December 16, 2005 to April 30, 2006. On April 30, 2005, the commitment under the revolving credit facility reverts back to the original commitment of $25 million. The Company anticipates that the revolving credit facility will be renegotiated before April 30, 2005 with an increased commitment amount, although there can be no assurance of such renegotiation.

During the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the revolving credit facility due to losses incurred by the Company during 2004. The Company obtained a waiver for the fixed charge coverage ratio covenant violation with respect to the fourth quarter of 2004 and obtained a waiver for an anticipated violation of the fixed charge coverage ratio covenant with respect to the first quarter of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. The Company anticipates being in compliance with the debt covenants for the second, third and fourth quarters of 2005 based on the 2005 business plan. If the Company is unable to comply with these covenants, the outstanding borrowings under the Credit Agreement may become immediately due and payable.

Bank Term Loan

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company may draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings may be used to make purchases of the Company’s Common Stock from any person who is not or has never been an affiliate of the Company or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan can be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00%. The Company had an outstanding balance under the Treasury Stock Term Loan at December 31, 2004 of $1.8 million. The loan will be repaid in equal monthly installments over 31 months commencing on May 22, 2005.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at that facility, which was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 2.14% at December 31, 2004.

Treasury Stock Purchase Program

During the third quarter of 2001, the Board of Directors authorized the Company to repurchase up to 400,000 shares of its Common Stock, representing approximately 10% of the Company’s issued and outstanding shares (“prior repurchase program”). The Company acquired approximately 349,000 shares under the prior repurchase program. During the second quarter of 2003, the Board of Directors authorized the Company to repurchase up to an additional 200,000 shares of its Common Stock, representing approximately 5% of the Company’s issued and outstanding shares (“new repurchase program”), and effectively terminated and replaced the prior repurchase program. Under the new repurchase program, the Company may repurchase Common Stock from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Board of Directors or their designee. The Company repurchased approximately 54,000 and 11,000 shares of Common Stock for $1.6 million and $0.3 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had acquired approximately 64,000 shares under the new repurchase program, and an aggregate of approximately 413,000 shares under the new and prior repurchase programs at a cost of approximately $8.6 million. The shares repurchased under these programs have been reflected as Treasury Stock in the Stockholders’ Equity section of the Consolidated Balance Sheets. The Company may elect to repurchase additional shares after considering current economic market factors and the Company’s capital position, although there can be no assurances in that regard.

Funding Sources

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

Contractual Obligations

The following table sets forth information with respect to the maturities of the Company’s contractual obligations as of December 31, 2004.

(In $Thousands)

	2005	2006 - 2007	2008 - 2009	After 2009	Total
Long-term debt	$7,423	$28,693	$359	$1,420	$37,895
Capital lease obligations	24	15	7		46
Operating leases	1,849	2,789	2,555	14,556	21,749

Total	$9,296	$31,497	$2,921	$15,976	$59,690

As discussed above, a significant portion of the 2005 and 2006 maturity of long-term debt listed above relates to the Company’s revolving credit facility. The Company expects that it will renew the agreement upon or prior to its maturity, although there can be no assurances in that regard. Notwithstanding this intended renewal of the revolving credit facility, the Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the GSS expires on September 30, 2019. The principal lease for the CSS expires on December 31, 2023 and has two five-year renewal options. These leases provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various operating and capital leasing arrangements.

Included in “Other Long-Term Liabilities” in the Consolidated Balance Sheets at December 31, 2004 is a deferred compensation plan liability of $1,705,000 and long-term workers compensation self-insurance reserves of $424,000. Neither item has a set maturity date and both have been excluded from the table of contractual obligations presented above.

Insurance Recovery

In January 2002, a contractor at the Company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent hangar also suffered some damage. The Company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft in the facility. The Company determined that there were expenses related to the insurance claim that had been run through cost of sales at the facility as it was being repaired. Some examples of these included labor from employees at the facility, paving and landscaping for temporary offices, and additional expenses for security. As a result of the settlement of the insurance claim related to this fire during the third quarter of 2003, the Company received $2.8 million and recognized a gain of $1.2 million, which is included in cost of sales ($0.7 million) and other income ($0.5 million) in the accompanying consolidated statements of operations.

Litigation Settlements

During the second quarter of 2002 the Company agreed to settlements on several outstanding legal actions. These settlements are reflected on the Consolidated Statements of Operations as “Litigation, net” and are composed of the following cases:

(In $Thousands)

Case	Amount
Net Award on Product Liability	$1,960
Settlement on Replacement Workers	(388)
Settlement on Alleged Discrimination	(92)

Litigation, net	$1,480

The Company incurred legal expenses related to these cases in 2002 and 2001, which are reflected as SG&A expenses.

Contingencies

While it is not anticipated, a material adverse effect on the Company’s financial position and results of operations could result if the Company is not successful in its defense of its legal proceedings.

The Company, as a U.S. Government contractor, is routinely subject to audits, reviews and investigations by the U.S. Government related to its negotiation and performance of U.S. Government contracts and its accounting for such contracts. Under certain circumstances, a contractor can be suspended or barred from eligibility for U.S. Government contract awards. The U.S. Government may, in certain cases, also terminate existing contracts, recover damages and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. Government audits, reviews or investigations will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2004 and 2003, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments.

RELATED PARTY TRANSACTIONS

The Company had an accrual of approximately $0.1 million at December 31, 2002 related to a severance agreement and consulting agreement with its former Chairman of the Board, Chief Executive Officer and major stockholder. In accordance with the agreements, the accrued severance agreement amounts were paid over a 36-month period that began January 2000, while the accrued consulting agreement amounts were paid over a six-month period that began December 2002.

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

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 68%, 69% and 67% of the Company’s revenues in 2004, 2003 and 2002, respectively, were derived from U.S. Government contracts. U.S. Government contracts expose the Company to a number of risks, including:

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

A Significant Portion of the Company’s Revenues Is Derived From a Few of Its Contracts.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 68%, 69% and 67% of the Company’s revenues during 2004, 2003, and 2002, respectively. The USAF KC-135 program in and of itself comprised 60%, 65%, and 60% of the Company’s total revenues in 2004, 2003, and 2002, respectively, and a contract with Northwest Airlines comprised 22%, 15%, and 25% of the Company’s total revenues during these same respective time periods. During 2003, a contract with GECAS comprised 11% of the Company’s total revenues. In December 2001, the Company entered into a contract with Boeing to serve as a subcontractor to Boeing for performing PDM on KC-135 aircraft. The contract provides for one base year and five option years and the Company is currently in the third option year. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm the Company’s business and impair the value of its Common Stock.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

A number of the Company’s commercial customers, including Northwest Airlines, which represented 22% of the Company’s revenues in 2004, have in the past and may in the future experience significant financial difficulties. Many of these customers face risks that are similar to those encountered by the Company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that the Company’s customers will be successful in managing these risks. If the Company’s customers do not successfully manage these risks, it could impair the Company’s ability to generate revenues, collect amounts due from these customers and materially harm the Company’s business.

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

This same appropriations legislation allows private contractors to team with military depots to bid on bundled contracts and also allows military depots to bid on these contracts directly. Consequently, the Company faces additional competition from military depots. For example, in March 1998, the C-130 PDM solicitation was cancelled and the work was taken in house by the USAF. If the Company is unable to address any of the above risks, the Company’s business could be materially harmed and the value of its Common Stock could be impaired.

The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and the Company expects that the competition will continue to intensify. Some of the Company’s competitors are larger and more established companies with significant competitive advantages, including greater financial resources and greater name recognition. In addition, the Company is facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. The Company’s competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications and various military depots. The Company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, and Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace, and Dalfort Aerospace). If the Company is unable to compete effectively against any of these entities it could materially harm the Company’s business and impair the value of its Common Stock.

Expansion Into International Markets May Expose the Company to Greater Risks.

The Company’s continuing efforts to increase revenue and improve operating results and stockholder value includes seeking sales opportunities in international markets. During 2004 and 2003, foreign sales comprised 3% and 2% of total revenues, respectively, though such sales could comprise an increasingly larger percentage of revenues in the future. The Company believes there are a number of factors inherent in these markets that may expose the Company to significantly greater risk than domestic markets, including foreign exchange exposure; local economic and market conditions; less regulation of patents or other safeguards of intellectual property; potential political unrest; difficulty in collecting receivables; and inability to rely on local government aid to enforce standard business practices. These factors, or others the Company has not currently identified, could materially harm the Company’s business and impair the value of its Common Stock.

The Company is a Party to Legal Proceedings that could be Costly to Resolve.

The Company may be exposed to legal claims relating to the services it provides. The Company is currently a party to several legal proceedings, including breach of contract claims and claims based on the Company’s employment practices. While the Company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the Company’s insurance coverage does not cover all costs resulting from these claims, an adverse determination on these claims could materially harm the Company’s business and impair the value of its Common Stock.

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning and painting of aircraft. The Company has previously paid penalties to the EPA for violations of these laws and regulations, and the Company may be required to pay additional penalties or remediation costs in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, the Company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage and related expenses. Payment of any of these costs and expenses could materially harm the Company’s business and impair the value of its Common Stock.

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

The Company May Need Additional Financing to Maintain Its Business Which May or May Not Be Available.

The Company’s growth strategy requires continued access to capital. From time to time, the Company may require additional financing to enable it to:

•	Finance unanticipated working capital requirements,

•	Develop or enhance existing services,

•	Respond to competitive pressures,

•	Acquire complementary businesses, or

•	Acquire additional treasury stock.

The Company cannot provide assurance that, if it needs to raise additional funds, such funds will be available on favorable terms, or at all. If the Company cannot raise adequate funds on acceptable terms, its business could be materially harmed and the value of its Common Stock impaired.

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

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

The Company maintains the Plan, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan during 2002 and 2001, partially offset by favorable returns in 2003 and 2004, coupled with an increase in actuarial liability resulting from lower interest rates, the Plan was under-funded by approximately $23.3 million at December 31, 2004. Any further losses on the Plan’s assets may lead to an increase in the amount of the shortfall. In 2005, the Company expects that the minimum required contribution will be approximately $7.8 million. Unless and until the Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect the Company’s liquidity and cash flow, which could materially harm the Company’s business and impair the value of its Common Stock.

The Company’s Credit Agreement Restricts Its Financial and Operational Flexibility and the Company Has Violated Certain Financial Covenants Under the Credit Agreement.

The Company’s Credit Agreement contains covenants that restrict, among other things, its ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. The Company’s Credit Agreement also requires the Company to maintain specified financial ratios. The Company’s ability to meet these financial ratios can be affected by events beyond the Company’s control, and there can be no assurance that the Company will be able to meet these ratios. For example, during the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under its Revolving Credit Facility due to the losses incurred during 2004. The Company obtained a waiver for the fourth quarter violation and a waiver of the anticipated violation for the first quarter of 2005. The Credit Agreement was amended to calculate the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. The Company anticipates being in compliance with the debt covenants for the second and third quarters of 2005 based on the 2005 business plan, however, if the Company is unable to comply with these covenants, the outstanding borrowings under the Credit Agreement may become immediately due and payable.

The Company has also pledged substantially all of its assets to secure the debt under its Credit Agreement. If the amounts outstanding under the Credit Agreement were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the Company’s business and impair the value of its Common Stock.

The Company Faces Potential Product Liability Claims.

The Company may be exposed to legal claims relating to the products it sells or the services it provides. The Company’s agreements with its customers generally contain terms designed to limit its exposure to potential product liability claims. The Company also maintains a product liability insurance policy for its business. However, the Company’s insurance may not cover all relevant claims or may not provide sufficient coverage. If the Company’s insurance coverage does not cover all costs resulting from future product liability claims, these claims could materially harm the Company’s business and impair the value of its Common Stock.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules have led to increased administrative costs. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company believes that it has invested and will continue to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm the Company’s business and impair the value of its Common Stock.

Insiders Have Substantial Control over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of December 31, 2004, the Company’s executive officers, directors and their affiliates, in the aggregate, beneficially owned approximately 68% of the Company’s outstanding Common Stock. As a result, these stockholders are able to significantly influence matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

The Company Has Material Weaknesses in Its Internal Control over Financial Reporting.

During the audit of the 2003 financial statements, the Company’s then independent registered public accounting firm identified the following reportable conditions that together constituted a material weakness in internal control over financial reporting:

•	lack of appropriate analysis and support for revenue recognition matters,

•	lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period,

•	lack of appropriate analysis and support for inventory accounting matters, and

•	lack of appropriate analysis and support for the reconciliation of inter-company transactions.

Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting:

•	lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004,

•	lack of appropriate analysis and support for inventory matters,

•	lack of appropriate analysis and support for payroll accruals,

•	lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001, and

•	lack of segregation of duties related to system access controls.

Although the Company has taken and is continuing to undertake a number of initiatives to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of its financial statements will not be prevented or detected in the current or any future period. In addition, the Company may in the future identify other material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date.

Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002, which the Company must comply with for its first fiscal year ending on or after July 15, 2006, requires the Company’s auditors to audit both the design and operating effectiveness of its internal controls and management’s assessment of the design and the effectiveness of its internal controls. If the Company is unable to remediate all material weaknesses in sufficient time to permit testing of the Company’s documentation and remediation efforts relating to these material weaknesses, the Company’s auditors may issue an adverse opinion on the Company’s internal controls when Section 404 becomes applicable to the Company. An adverse opinion on the Company’s internal controls could materially impair the value of its Common Stock.

Changes in Financial Accounting Standards Related to Stock Option Expenses May Have a Significant Effect on the Company’s Reported Results.

The FASB recently issued a revised standard that requires that the Company record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on the Company’s reported earnings, although it will not affect its cash flows, and could adversely impact the Company’s ability to provide accurate guidance on future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the third quarter of 2005 could impair the value of the Company’s Common Stock and result in greater stock price volatility.

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

Revenue Recognition

Revenue at the GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any nonroutine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the nonroutine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For nonroutine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract. Such work is performed and completed throughout the PDM process.

Revenue at the CSS is derived principally from aircraft maintenance, modification, and conversion programs under contracts with the owners and operators of large commercial airlines. The CSS recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

The MCS derives a significant portion of its revenue from cost-reimbursement type contracts accounted for under the principles prescribed by SOP 81-1 and from sales of precision parts and components. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts, revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The Company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and, in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs generally impact the Company’s proposal processes, including the determination of pricing for routine and nonroutine elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, cost reimbursement, and other types of contracts-in-process, and costs incurred in their performance. For additional information regarding accounting policies the Company has established for recognizing revenue, see “Revenue Recognition” in Note 1 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is generally recorded on the specific identification method. This method involves subjectivity and generally includes an evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussions with the customer, marketing, and contracts personnel, as well as other available data.

Given the nature of the GSS’s business and customers, write-offs have historically been nominal. GSS’ customers are primarily the U.S. Government and more recently Boeing Corporation. The CSS’s primarily services the commercial airline market, and is therefore more susceptible to collectibility issues. Generally, the Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected. MCS’s business involving commercial customers has experienced some collectibility problems; however, historical write-offs have been insignificant to the Company’s operations as a whole.

Inventory Reserves

The Company regularly estimates the degree of technological obsolescence in its inventories and provides inventory reserves on that basis. Though the Company believes it has adequately provided for any such declines in inventory value to date, any unanticipated change in technology or potential decertification due to failure to meet design specification could significantly affect the value of the Company’s inventories and thereby adversely affect gross profit and results of operations. In addition, an inability of the Company to accurately forecast its inventory needs related to its warranty and maintenance obligations could adversely affect gross profit and results of operations.

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

Machinery, Equipment and Improvements and Impairment

Machinery, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. In the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements. The Company estimates the useful lives based on historical experience and expectations of future conditions. Should the actual useful lives be less than estimated, additional depreciation expense or recording a loss on disposal may be required.

The Company reviews machinery, equipment and improvements for impairment whenever there is an indication that their carrying amount may not be recoverable and performs impairment tests on groups of assets that have separately identifiable cash flow. The Company compares the carrying amount of the assets with the undiscounted expected future cash flows to determine if an impairment exists. If an impairment exists, assets classified as held and used are written down to fair value and are depreciated over their remaining useful life, while assets classified as held for sale are written down to fair value less cost to sell. The actual fair value may differ from the estimate.

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

Warranties

The Company provides warranties covering workmanship and materials under its PDM and MRO maintenance contracts that generally range from six to 18 months after an aircraft is delivered, depending on the specific terms of each contract. The Company provides warranties under its cargo conversion contracts that generally range from approximately three to ten years from the date of aircraft delivery on structure, electrical systems and other components directly associated with the conversion system and one year from the date of aircraft delivery on workmanship and materials related to general maintenance performed concurrent with the conversion. The Company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. Periodic adjustments to the reserve are made as events occur that indicate changes are necessary.

Insurance Reserves

The Company is currently self-insured for employee medical coverage and partially self-insured for workers compensation claims. The Company records a liability for the ultimate settlement of claims incurred as of the balance sheet date based upon estimates provided by the companies that administer the claims on the Company’s behalf. The Company also reviews historical payment trends and knowledge of specific claims in determining the reasonableness of the reserve. Adjustments to the reserve are made when the facts and circumstances of the underlying claims change. Should the actual settlement of the medical or workers compensation claims be greater than estimated, additional expense will be recorded.

Contingencies

As further discussed in Note 11 of Notes to Financial Statements, the Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the Company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

FAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. As market prices for the Company employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for the Company’s employee stock options and, therefore, fair value will be estimated using an acceptable valuation technique. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the third quarter of fiscal 2005 for the Company). As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for the Company or whether the Company will apply the modified version of the retrospective transition method of adoption.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, rehandling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of the word “underlying” to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS No. 149 does not currently impact the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to its provisions. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Accordingly, SFAS 150 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2004.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. Since the Company does not have any special-purpose entities, the accompanying consolidated financial statements were not affected by FIN 46R.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and one term loan, and another term loan, all as described in Note 6 to the Consolidated Financial Statements (see Item 8 herein). The Credit Agreement’s revolving credit facility and term loan bear interest at LIBOR plus 275 basis points and LIBOR plus 300 basis points, respectively, and the treasury stock term loan bears interest at LIBOR plus 300 basis points. The Airport Authority Term Loan bears interest at BMA plus 36 basis points. These interest rates were 5.08%, 5.33%, 5.47% and 2.14%, respectively at December 31, 2004. Had the rate of the variable rate debt increased 100 basis points, net loss would have been increased by approximately $280,000 during 2004.

Item 8. Financial Statements and Supplementary Data

The following financial statements and financial statement schedules are submitted herewith:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pemco Aviation Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Pemco Aviation Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pemco Aviation Group, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts (15(a)(2)) is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2004 amounts in this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Raleigh, North Carolina	/s/ Grant Thornton LLP
April 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pemco Aviation Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Pemco Aviation Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2) for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pemco Aviation Group, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003, have been restated.

Birmingham, Alabama	/s/ ERNST & YOUNG LLP
April 8, 2004, except for Note 2, as to which the date is April 13, 2005

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(In Thousands)

	2004	2003
		(As Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,354	$3,156
Accounts receivable, net	38,247	35,042
Inventories, net	21,512	25,504
Deferred income taxes	2,966	4,626
Prepaid expenses and other	2,144	1,561

Total current assets	68,223	69,889

Machinery, equipment and improvements at cost:
Machinery and equipment	34,119	31,536
Leasehold improvements	27,563	27,281
Construction-in-process	1,573	988

	63,255	59,805
Less accumulated depreciation and amortization	(38,250)	(35,171)

Net machinery, equipment and improvements	25,005	24,634

Other non-current assets:
Deposits and other	2,005	1,779
Deferred income taxes	7,435	3,096
Related party receivable	482	460
Intangible pension asset	3,863	4,539
Intangible assets, net	112	217

	13,897	10,091

Total assets	$107,125	$104,614

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—continued

December 31, 2004 and 2003

(In Thousands, Except Common Share Information)

	2004	2003
		(As Restated, See Note 2)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,447	$1,255
Current portion of pension liability	7,832	8,612
Current portion of income tax liability	59	534
Accounts payable—trade	14,034	8,545
Accrued health and dental	1,326	1,141
Accrued liabilities—payroll related	6,345	7,951
Accrued liabilities—other	4,790	8,676
Customer deposits in excess of cost	883	7,679

Total current liabilities	42,716	44,393

Long-term debt, less current portion	30,494	20,299
Long-term pension benefit liability	13,308	15,575
Other long-term liabilities	2,129	2,180

Total liabilities	88,647	82,447

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,104,344 and 4,044,164 outstanding at December 31, 2004 and 2003, respectively	1	1
Additional paid-in capital	12,807	10,077
Retained earnings	34,708	37,696
Treasury stock, at cost—413,398 and 359,723 shares at December 31, 2004 and 2003, respectively	(8,623)	(7,043)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	235	140
Minimum pension liability	(20,650)	(18,704)

Total stockholders’ equity	18,478	22,167

Total liabilities and stockholders’ equity	$107,125	$104,614

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands, Except Net Income per Common Share Information)

	2004	2003	2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Net sales	$201,165	$190,376	$162,863
Cost of sales	176,115	148,049	126,846

Gross profit	25,050	42,327	36,017

Selling, general and administrative expenses	28,055	26,084	21,516

(Loss) income from operations	(3,005)	16,243	14,501

Interest expense	1,304	909	1,493
Insurance recovery		(527)
Litigation, net			(1,480)

(Loss) income before income taxes	(4,309)	15,861	14,488
Income tax (benefit) expense	(1,321)	5,866	5,506

Net (loss) income	$(2,988)	$9,995	$8,982

Net (loss) income per common share:
Basic	$(0.73)	$2.47	$2.28
Diluted	$(0.73)	$2.27	$2.05

Weighted average common shares outstanding:
Basic	4,072	4,042	3,943
Diluted	4,072	4,395	4,380

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
January 1, 2002, as previously reported	4,043	$1	$5,223	$19,679	$(98)	$(5,456)	$19,349
Cumulative restatement adjustment (See Note 2)				(960)			(960)

January 1, 2002, as restated (See Note 2)	4,043	1	5,223	18,719	(98)	(5,456)	18,389

Exercise of stock options (including tax benefit of $1,670)	336		4,461				4,461
Purchase of treasury stock					(6,690)		(6,690)
Comprehensive income (loss):
Net income, as restated				8,982			8,982
Minimum pension liability (net of tax of $8,840)						(14,425)	(14,425)

Total comprehensive loss							(5,443)

December 31, 2002, as restated	4,379	1	9,684	27,701	(6,788)	(19,881)	10,717

Exercise of stock options (including tax benefit of $121)	25		393				393
Purchase of treasury stock					(255)		(255)
Comprehensive income (loss):
Net income, as restated				9,995			9,995
Change in net unrealized gain on deferred compensation plan assets (net of tax of $85)						140	140
Minimum pension liability (net of tax of $579)						1,177	1,177

Total comprehensive income							11,312

December 31, 2003, as restated	4,404	1	10,077	37,696	(7,043)	(18,564)	22,167

Exercise of stock options (including tax benefit of $401)	114		1,847				1,847
Stock-based compensation			883				883
Purchase of treasury stock					(1,580)		(1,580)
Comprehensive income (loss):
Net loss				(2,988)			(2,988)
Change in net unrealized gain on deferred compensation plan assets (net of tax of $62)						95	95
Minimum pension liability (net of tax of $1,191)						(1,946)	(1,946)

Total comprehensive loss							(4,839)

December 31, 2004	4,518	$1	$12,807	$34,708	$(8,623)	$(20,415)	$18,478

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

	2004	2003	2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Cash flows from operating activities:
Net (loss) income	$(2,988)	$9,995	$8,982

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	4,864	4,271	2,993
Amortization of intangible assets	157	98	328
(Benefit) provision for deferred income taxes	(1,149)	5,333	5,456
Funding (over) under pension cost	(5,508)	(8,868)	10
Adjustments for losses on receivables	(107)	472	84
Provision for inventory valuation	3,055	733	412
Loss on disposals of machinery and equipment	49
Provision for losses on contracts-in-process	741	3,648
Write-off of debt issuance costs			154
Deferred compensation plan expense	157
Share-based plans expense	883
Excess tax benefits from share-based payment arrangements		121
Changes in assets and liabilities:
Related party receivable	(22)	(35)	(425)
Accounts receivable, trade	(3,098)	(5,352)	(11,765)
Inventories	(109)	(10,564)	5,196
Prepaid expenses and other	(583)	(357)	(281)
Deposits and other	(69)	(621)	(366)
Customer deposits in excess of cost	(6,796)	(1,203)	6,668
Accounts payable and accrued liabilities	(1,242)	4,274	(4,486)

Total adjustments	(8,777)	(8,050)	3,978

Net cash (used in) provided by operating activities	(11,765)	1,945	12,960

Cash flows from investing activities:
Capital expenditures	(4,238)	(4,971)	(7,306)

Net cash used in investing activities	(4,238)	(4,971)	(7,306)

Cash flows from financing activities:
Proceeds from exercise of stock options	787	272	2,835
Purchase of treasury stock	(921)	(255)	(6,690)
Payment of debt issuance costs	(52)		(286)
Net change under revolving credit facility	15,813	4,093	(718)
Borrowings under long-term debt	1,797	395	8,113
Principal payments under long-term debt	(1,223)	(1,118)	(7,040)

Net cash provided by (used in) financing activities	16,201	3,387	(3,786)

Net increase in cash and cash equivalents	198	361	1,868

Cash and cash equivalents, beginning of year	3,156	2,795	927

Cash and cash equivalents, end of year	$3,354	$3,156	$2,795

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,156	$777	$1,194

Income taxes	$709	$0	$0

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

1. BUSINESSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates that may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the Company’s contracts, pension and postretirement benefits, legal contingencies, collectability of accounts receivable, the use and recoverability of inventory, and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Cash & Cash Equivalents—Cash equivalents are generally composed of highly liquid instruments with maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the Company’s consolidated balance sheets approximates fair value.

Inventories—Raw materials and supplies are stated at the lower of cost or net realizable value, with cost principally determined by the last-in first-out (“LIFO”) method. Approximately 94% of raw materials and supplies inventory at December 31, 2004 is valued using the LIFO method of accounting. The estimated current cost, as determined by the latest purchase price, exceeds the LIFO value by approximately $228,000.

Finished goods and work-in-process include materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less amounts in excess of estimated realizable value. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

interest in, inventories related to such contracts as a result of advances and customer deposits. Such advances and deposits are reflected as an offset against the related inventory balances to the extent costs have been accumulated. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to any contracts having production cycles longer than one year.

Machinery, Equipment, and Improvements—Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Capital expenditures during 2004, 2003 and 2002 included capitalized interest cost of $0, $0 and $76,000, respectively. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

Classification	Useful Life In Years
Machinery and equipment	3 – 12
Leasehold improvements	5 – 20

Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations.

Long-Lived Assets—The Company periodically evaluates whether events and circumstances have occurred that indicate the carrying value of long-lived assets and certain identifiable intangibles of the Company may not be recoverable. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. The fair value of the asset or asset group is measured by quoted market prices, if available, or by utilizing present value techniques, such as discounted cash flows.

Intangible Assets—The Company amortizes intangible assets, if appropriate, over their estimated lives. The Company’s intangible assets consist primarily of capitalized loan origination fees and an intangible pension asset related to the Company’s unfunded pension liability (see Note 10). The loan origination fees had a balance of approximately $0.1 million and $0.2 million at December 31, 2004 and 2003, respectively, with 16% of the fee amortizing over the five-year life of the term loan, 58% of the fee amortizing over the two-year original term of the revolving credit facility, and 26% of the fee amortizing over the 54 month term of the treasury stock term loan. There is no direct amortization of the intangible pension asset.

Deferred Compensation—The Company has a deferred compensation arrangement for certain key executives, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. The Company classifies all of the assets in the trust as available for sale and records these assets at their fair market values with the resulting unrealized gains and losses, net of income tax, reported as other comprehensive income. Realized gains and losses and investment income are recognized in current earnings. The fair market values of the assets at December 31, 2004 and 2003 were $1.7 million and $1.5 million, respectively, and are reflected in “deposits and

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

other” in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $1.7 million and $1.5 million at December 31, 2004 and 2003, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

Income Taxes—The Company accounts for income taxes under the asset and liability method. Federal and state income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized.

Reserve for Warranty Expenses—The Company provides warranties covering workmanship and materials under its PDM and MRO maintenance contracts that generally range from six to 18 months after an aircraft is delivered, depending on the specific terms of each contract. The Company provides warranties under its cargo conversion contracts that generally range from approximately three to ten years from the date of aircraft delivery on structure, electrical systems and other components directly associated with the conversion system and one year from the date of aircraft delivery on workmanship and materials related to general maintenance performed concurrent with the conversion. The Company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. The reserve is management’s best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2004 and 2003. Periodic adjustments to the reserve are made as events occur that indicate changes are necessary. The liability for warranty reserves was approximately $463,000 and $816,000 at December 31, 2004 and 2003, respectively, and is included in accrued liabilities—other in the accompanying consolidated balance sheets.

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

Customer Deposits in Excess of Cost—In the normal course of business, the Company may receive payments from customers in excess of costs that it has expended on contracts. These payments are generally associated with milestone payments or deposits to hold production slots. To the extent that the Company has deposits in excess of expended cost on a contract, the amount in excess of cost is reflected as a liability.

Stock Options—The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

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

(In Thousands Except Per Share Information)

	2004	2003	2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Net (loss) income—as reported	$(2,988)	$9,995	$8,982
Stock based compensation under fair value method, net of tax effect	(1,843)	(1,545)	(1,316)

Net (loss) income—pro forma	$(4,831)	$8,450	$7,666

Net (loss) income per share, basic—as reported	$(0.73)	$2.47	$2.28

Net (loss) income per share, diluted—as reported	$(0.73)	$2.27	$2.05

Net (loss) income per share, basic—pro forma	$(1.19)	$2.09	$1.94

Net (loss) income per share, diluted—pro forma	$(1.19)	$1.92	$1.75

The fair value of each option grant is estimated on the date of grant using an option-pricing model and the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	1.7% – 1.9%	1.8%	2.1% – 4.5%
Expected volatility	61%	66%	71%
Expected life	2.3	2.5	3.6
Dividend yield	0%	0%	0%

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

FAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. As market prices for the Company employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for the Company’s

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

employee stock options and, therefore, fair value will be estimated using an acceptable valuation technique. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the third quarter of fiscal 2005 for the Company). As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on the Company in fiscal 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for the Company or whether the Company will apply the modified version of the retrospective transition method of adoption.

Revenue Recognition—Revenue at the GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any nonroutine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the nonroutine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For nonroutine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations for each specific task. Such work is performed and completed throughout the PDM process.

Revenue at the CSS is derived principally from aircraft maintenance, modification, and conversion programs under contracts with the owners and operators of large commercial airlines. The CSS recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

The MCS derives a significant portion of its revenue from cost-reimbursement type contracts accounted for under the principles prescribed by SOP 81-1 and from sales of precision parts and components. Revenue on cost-

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts, revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

Comprehensive Income—Comprehensive income consists primarily of net income, the after-tax impact of the minimum pension liability, and the after-tax impact of unrealized gains and losses on investments. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate.

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

Treasury Stock—Treasury stock is accounted for by the cost method. Treasury stock activity is presented in the consolidated statements of stockholders’ equity.

Statement of Cash Flows—Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. Non-cash transactions during 2004 and 2003 included $0.2 million of net realized and unrealized gains from the change in the investment balance of the deferred compensation plan. In addition, during 2004 the Company recorded a $0.7 million increase to treasury stock and additional paid-in-capital related to the settlement of an equity compensation arrangement.

Reclassifications—Certain amounts in the 2002 and 2003 consolidated financial statements related to deferred income taxes and cash flows have been reclassified to conform to the 2004 presentation.

Recently Issued Accounting Standards—As discussed previously under Stock Options, in December 2004 the FASB published Statement No. 123 (revised 2004), “Share-Based Payment”.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, rehandling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS 151 to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number “FIN” 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS 149 does not currently impact the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that such instruments be classified as liabilities. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for those existing financial instruments subject to its provisions. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003. Accordingly, SFAS 150 had no impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. Since the Company does not have any special-purpose entities, the accompanying consolidated financial statements were not affected by FIN 46R.

2. RESTATEMENT OF FINANCIAL STATEMENTS

In light of the recent clarification on lease accounting set forth in a February 7, 2005 letter from the office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants, the Company reviewed its accounting for all leasehold improvements. The Company discovered that from 1982 through 2001 the estimated useful lives assigned to leasehold improvements exceeded the remaining term of the applicable leases, which is inconsistent with the views expressed by the SEC in its February 7, 2005 letter, and is not in accordance with generally accepted accounting principles.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

The Company has restated the financial statements for the years ended December 31, 2003 and 2002 to correct its accounting for leasehold improvements. The following table reflects the effect of the restatement on the Company’s Consolidated Balance Sheets:

(In Thousands)

	December 31, 2003
	As Previously Reported*	Adjustment Amount	As Restated
Selected Balance Sheet Data:
Machinery, equipment and improvements, net	$25,941	$(1,307)	$24,634
Deferred income taxes, net	2,597	499	3,096
Total assets	105,422	(808)	104,614
Retained earnings	38,504	(808)	37,696
Total stockholders’ equity	22,975	(808)	22,167
Total liabilities and stockholders’ equity	105,422	(808)	104,614

*	The “As Previously Reported” amounts have been adjusted for certain reclassifications of deferred income taxes to conform to the 2004 presentation.

The following tables reflect the effect of the restatement on the Company’s Consolidated Statements of Operations:

(In Thousands, Except Per Share Data)

	Year Ended December 31, 2003
	As Previously Reported	Adjustment Amount	As Restated
Selected Statement of Operation Data:
Net sales	$190,376	$—	$190,376
Cost of sales	148,067	(18)	148,049
Gross profit	42,309	18	42,327
Income from operations	16,225	18	16,243
Income before income taxes	15,843	18	15,861
Income tax expense	5,859	7	5,866
Net income	9,984	11	9,995
Diluted net income per common share	2.27	—	2.27

(In Thousands, Except Per Share Data)

	Year Ended December 31, 2002
	As Previously Reported	Adjustment Amount	As Restated
Selected Statement of Operation Data:
Net sales	$162,863	$—	$162,863
Cost of sales	127,075	(229)	126,846
Gross profit	35,788	229	36,017
Income from operations	14,272	229	14,501
Income before income taxes	14,259	229	14,488
Income tax expense	5,418	88	5,506
Net income	8,841	141	8,982
Diluted net income per common share	2.02	0.03	2.05

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

The following tables reflect the effect of the restatement on the Company’s Consolidated Statements of Cash Flows:

(In Thousands)

	Year Ended December 31, 2003
	As Previously Reported*	Adjustment Amount	As Restated
Selected Statement of Cash Flows Data:
Net income	$9,984	$11	$9,995
Depreciation and amortization of machinery, equipment and leasehold improvements	4,289	(18)	4,271
Provision for deferred income taxes	5,326	7	5,333

*	The “As Previously Reported” amounts have been adjusted for certain reclassifications of depreciation and amortization of machinery, equipment and leasehold improvements to conform to the 2004 presentation.

(In Thousands)

	Year Ended December 31, 2002
	As Previously Reported*	Adjustment Amount	As Restated
Selected Statement of Cash Flows Data:
Net income	$8,841	$141	$8,982
Depreciation and amortization of machinery, equipment and leasehold improvements	3,222	(229)	2,993
Provision for deferred income taxes	5,368	88	5,456

*	The “As Previously Reported” amounts have been adjusted for certain reclassifications of depreciation and amortization of machinery, equipment and leasehold improvements to conform to the 2004 presentation.

3. NET INCOME PER COMMON SHARE

Computation of basic and diluted earnings per share:

(In Thousands Except Per Share Information)

For the Year Ended December 31, 2004	Net Income	Shares	Per Share Amount

Basic earnings and per share amounts	$(2,988)	4,072	$(0.73)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(2,988)	4,072	$(0.73)

For the Year Ended December 31, 2003	Net Income	Shares	Per Share Amount
	(As Restated, See Note 2)		(As Restated, See Note 2)
Basic earnings and per share amounts	$9,995	4,042	$2.47
Dilutive securities		353	0.20

Diluted earnings and per share amounts	$9,995	4,395	$2.27

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

For the Year Ended December 31, 2002	Net Income	Shares	Per Share Amount
	(As Restated, See Note 2)		(As Restated, See Note 2)
Basic earnings and per share amounts	$8,982	3,943	$2.28
Dilutive securities		437	0.23

Diluted earnings and per share amounts	$8,982	4,380	$2.05

In 2004, all options to purchase shares of Common Stock were excluded from the computation of diluted earnings per share because the effect of including these potential shares was antidilutive. Options to purchase 211,333, -0-, and -0- shares of Common Stock related to 2004, 2003, and 2002, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

4. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of December 31, 2004 and 2003 consists of the following:

(In Thousands)

	2004	2003
U.S. Government:
Amounts billed	$11,374	$14,800
Recoverable costs and accrued profit on progress completed—not billed	15,148	11,022
Commercial Customers:
Amounts billed	9,987	5,179
Recoverable costs and accrued profit on progress completed—not billed	2,281	4,858

	38,790	35,859
Less allowance for doubtful accounts	(543)	(817)

Accounts receivable, net	$38,247	$35,042

Recoverable costs and accrued profit on progress completed not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts, even though earned, were not billable under the contract terms at December 31, 2004 and 2003.

At December 31, 2004 and 2003, the Company included approximately $1.0 million in Unbilled Receivables pertaining to a claim for an outstanding Request for Equitable Adjustment (“REA”) on its H-3 Helicopter contract with the United States Navy. At December 31, 2004 and 2003, the Company included approximately $1.3 million and $0.7 million, respectively, in Unbilled Receivables pertaining to a claim for an outstanding REA related to its former KC-135 program as a prime contractor to the U.S. Government.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

5. INVENTORIES

Inventories as of December 31, 2004 and 2003 consist of the following:

(In Thousands)

	2004	2003
Work in process	$23,400	$31,679
Finished goods	2,118	2,058
Raw materials and supplies	13,444	9,677

Total	38,962	43,414
Less reserves for obsolete inventory	(4,661)	(2,473)
Less milestone payments and customer deposits	(12,789)	(15,437)

	$21,512	$25,504

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The title to all inventories on which the Company receives milestone payments is vested in the customer to the extent of the milestone payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2004 and 2003 amounted to $1.7 million and $2.4 million, respectively, and are associated with government contracts.

Raw Material and Finished Goods inventories related to the modification and maintenance of aircraft are subject to technological obsolescence and potential decertification due to failure to meet design specifications. The Company actively reserves for these obsolete inventories, which amounted to approximately $4.7 million and $2.5 million at December 31, 2004 and 2003, respectively. During 2004, the Company disposed of $0.9 million of fully reserved inventories. Future technological changes could render some additional inventories obsolete. No estimate can be made of the loss that would occur should current design specifications change.

6. DEBT

Debt as of December 31, 2004 and 2003 consists of the following:

(In Thousands)

	2004	2003
Revolving credit facility; interest at LIBOR plus 2.75% (5.08% at December 31, 2004)	$30,779	$14,966
Bank Term Loan; interest at LIBOR plus 3.00% (5.33% at December 31, 2004)	3,000	4,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (5.47% at December 31, 2004)	1,797
Airport Authority Term Loan; interest at BMA plus 0.36% (2.14% at December 31, 2004)	2,320	2,500
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	45	88

Total long-term debt	37,941	21,554
Less portion reflected as current	(7,447)	(1,255)

Long term-debt, net of current portion	$30,494	$20,299

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

On December 16, 2002, the Company executed a Credit Agreement that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The Revolving Credit Facility had an original term of two years. The Company amended the Credit Agreement on December 16, 2003, which increased the commitment under the Revolving Credit Facility from $20.0 million to $25.0 million and extended the maturity date from December 16, 2004 to December 16, 2005. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the Revolving Credit Facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the Revolving Credit Facility maturity date from December 16, 2005 to April 30, 2006. On April 30, 2005, the commitment under the Revolving Credit Facility reverts back to the original commitment of $25 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $30.8 million outstanding under the Revolving Credit Facility at December 31, 2004. Remaining borrowing capacity available under the facility at December 31, 2004, based upon the calculation that defines the borrowing base, totaled approximately $2.2 million.

The Bank Term Loan has a term of 5 years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company may draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings must be used to make purchases of the Company’s Common Stock from any person who is not or has never been an affiliate of the Company or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan can be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00%. The Company had an outstanding balance under the Treasury Stock Term Loan at December 31, 2004 of $1.8 million. The loan will be repaid in equal monthly installments over 31 months commencing on May 22, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at BMA plus 0.36%. The amount outstanding under the Airport Authority Term Loan at December 31, 2004 was $2.3 million and is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

Principal maturities of debt over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

2005	7,447
2006	26,884
2007	1,824
2008	185
2009	181
Thereafter	1,420

$37,941

A significant portion of the 2006 maturity of debt listed above relates to the expiration of the Revolving Credit Facility, as amended. The Company expects that it will renew the agreement upon or prior to its maturity on April 30, 2006, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the Revolving Credit Facility, the Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

During the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the revolving credit facility due to losses incurred by the Company during 2004. The Company obtained a waiver for the fixed charge coverage ratio covenant violation with respect to the fourth quarter of 2004 and obtained a waiver for an anticipated violation of the fixed charge coverage ratio covenant with respect to the first quarter of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. The Company anticipates being in compliance with the debt covenants for the second, third and fourth quarters of 2005 based on the 2005 business plan. If the Company is unable to comply with these covenants, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase.

The Company conducts part of its operations with leased machinery under capital lease agreements. Remaining lease terms range from one to five years. The following is an analysis of property under capital leases by major class:

(In Thousands)

Class of Property	2004	2003
Production Equipment	$225	$550
Less: Accumulated Amortization	(95)	(234)

	$130	$316

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

7. ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

The allowance for estimated losses on contracts-in-process as of December 31, 2004 and 2003, included in accrued liabilities—other in the consolidated balance sheets, amounted to $0.7 million and $3.6 million, respectively, and was related to commitments to fulfill loss contracts at the Company’s GSS and CSS. This accrual is based upon management assumptions and estimates, and includes the application of the Company’s normal cost accounting methods and provisions for performance penalties. It is possible that actual results could differ from those assumptions used by management and changes to those assumptions could occur in the near term, which could result in the realization of additional losses. Management believes these assumptions are a reasonable estimate of the losses to be incurred on the respective loss contract activity through completion.

8. INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2004, 2003, and 2002 is as follows:

(In Thousands)

	2004	2003	2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Current:
Federal	$(266)	$356	$—
State	94	177	50

	(172)	533	50

Deferred:
Federal	(1,190)	4,673	4,833
State	41	660	623

	(1,149)	5,333	5,456

	$(1,321)	$5,866	$5,506

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

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

(In Thousands)

	2004	2003
		(As Restated, See Note 2)
Pension costs	$(8,447)	$(6,576)
Machinery, equipment and improvements	(1,457)	(1,036)
Net maintenance and service costs	(3,647)	(6,260)
Deferred compensation plan investments	(147)	(85)

Gross deferred tax liabilities	(13,698)	(13,957)

Accrued vacation	1,609	2,096
Accrued worker’s compensation	316	249
Inventory reserves	1,809	945
Contingency reserves	414	598
Pension minimum liability	12,775	11,584
Deferred income	1,240	1,784
Other accruals and reserves	1,581	3,045
Federal operating loss carry-forwards	2,969	—
State operating loss carry-forwards	630	825
Alternative minimum tax credit carry-forwards	1,386	1,378

Gross deferred tax assets	24,729	22,504

Deferred tax asset valuation allowance	(630)	(825)

Net deferred tax asset	$10,401	$7,722

For tax purposes, the Company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. This tax accounting differs from GAAP accounting for these items creating a temporary difference, which is reflected as net maintenance and service costs in the table above. The accumulated temporary difference for these items at December 31, 2004 and 2003 is $9.5 million and $16.4 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $3.6 million and $6.3 million for December 31, 2004 and 2003, respectively.

The Company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of certain net operating losses and tax credit carryovers. The reduction in the valuation allowance during 2004 resulted primarily from the expiration of state net operating loss carry-forwards that had previously been subject to a valuation allowance.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

A reconciliation from income tax expense computed at the U.S. federal statutory rate of 35% to the Company’s provision for income tax expense (benefit) from continuing operations is as follows:

(In Thousands)

	2004	2003	2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Income tax expense at federal statutory rate	$(1,511)	$5,552	$5,079
State income tax expense, net of federal tax benefit	84	544	35
Reduction in valuation allowance		(375)
Other, net	106	145	392

Income tax expense	$(1,321)	$5,866	$5,506

At December 31, 2004 and 2003, the Company had tax affected federal and state operating loss carry-forwards of approximately $2.6 million and $0.8 million, respectively. The loss carry-forwards expire at various dates between 2005 and 2022. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance. The alternative minimum tax credit carry-forwards of $1.4 million, included in the deferred tax assets at December 31, 2004, do not expire.

9. STOCK OPTION PLANS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during 2000 with outstanding options being combined with the Nonqualified Stock Option Plan. Options available to be granted under the Plan amounted to approximately 417,000 at December 31, 2004. Generally, options granted under the Plan become exercisable over staggered periods and expire ten years after the date of grant.

The following table summarizes Plan activity for the years ended December 31:

(In Thousands, Except Per Share Information)

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Outstanding beginning of year	932	$15.68	699	$12.04	784	$9.10
Granted	235	35.14	273	24.13	257	16.69
Exercised	(114)	12.70	(24)	10.93	(320)	8.51
Forfeited	(24)	25.14	(16)	8.06	(22)	13.03

Outstanding end of year	1,029	20.16	932	15.68	699	12.04

Exercisable end of year	802		655		467
Estimated weighted average fair value of options granted	$13.04		$9.98		$8.94

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

The following table summarizes information about stock options outstanding at December 31, 2004:

(In Thousands, Except Per Share Information)

Range of Exercise Prices	Number of Outstanding Options at 12/31/2004	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Options at 12/31/2004	Weighted Average Exercise Price
$ 2.85 – $ 5.25	19	3.23	$4.23	19	$4.23
$ 8.72 – $ 9.56	147	5.00	8.95	147	8.95
$10.13 – $13.24	191	5.98	11.15	191	11.15
$16.49 – $17.35	188	7.11	16.52	147	16.52
$21.09 – $25.51	261	8.17	24.03	157	24.31
$29.25 – $35.70	223	9.17	35.12	141	35.47

	1,029	7.25	$20.16	802	$18.43

10. EMPLOYEE BENEFIT PLANS

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

Changes during the year in the benefit obligation, fair value of Plan assets, and funded status were as follows:

(In Thousands)

	2004	2003
Benefit obligation at beginning of year	$119,254	$110,914
Service cost	2,477	2,307
Interest cost	7,194	7,397
Benefits paid	(9,289)	(9,183)
Assumption changes	2,862	4,547
Actuarial loss	393	3,272

Benefit obligation at end of year	122,891	119,254

Fair value of plan assets at beginning of year	92,788	72,880
Return on plan assets	8,407	18,090
Company contribution	8,112	11,001
Benefits and expenses paid	(9,713)	(9,183)

Fair value of plan assets at end of year	99,594	92,788

Unfunded status	(23,297)	(26,466)
Unrecognized prior service cost	3,863	4,539
Unrecognized actuarial loss	35,582	32,588

Net amount recognized	$16,148	$10,661

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

Components of the Plan’s net periodic pension cost were as follows:

(In Thousands)

	2004	2003	2002
Service cost	$2,477	$2,307	$1,877
Interest cost	7,194	7,397	7,293
Expected return on plan assets	(8,833)	(8,553)	(8,752)
Amortization of prior service cost	676	872	1,116
Amortization of net (gain) loss	1,111	177

Net pension cost	$2,625	$2,200	$1,534

Amounts recognized in the statement of financial position consist of:

(In Thousands)

	2004	2003
Net accrued liability	$(21,140)	$(24,187)
Intangible asset	3,863	4,539
Accumulated other comprehensive income	33,425	30,309

Net amount recognized	$16,148	$10,661

SFAS No. 87 “Employer’s Accounting for Pensions” provides that if at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (“ABO”), the sponsor must establish a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. The accumulated benefit obligation (“ABO”) was $120.7 million and $117.0 million at December 31, 2004 and 2003, respectively. As a result of unfavorable investment returns related to the Plan during 2002 and 2001, coupled with an increase in the actuarial liability resulting principally from lower interest rates, the ABO exceeded the fair value of plan assets at December 31, 2004 and 2003 by $21.1 million and $24.2 million, respectively. Consequently, the Company recognized a minimum liability and recorded the following amounts in other comprehensive income:

(In Thousands)

	2004	2003	2002
(Increase) decrease in minimum pension liability included in other comprehensive income	$(3,137)	$1,756	$(23,265)

The weighted average assumptions used to determine benefit obligations under the Company’s defined benefit pension plan at December 31 were as follows:

	2004	2003
Discount rate	6.00%	6.25%
Annual salary increase	3.50%	3.50%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Annual salary increase	3.50%	4.50%	5.00%
Long-term return on plan assets	8.50%	8.75%	9.50%

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

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

The Company’s weighted average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003
Domestic equity funds	53.1%	47.4%
International equity funds	9.4%	7.7%
Domestic fixed income funds	28.1%	44.9%
Hedge funds	9.4%

The basic goal underlying the Company’s investment policy is to ensure the assets of the Plan are invested in a prudent manner. The Company places a high priority on benefit security and recognizes that total rate of return objectives should not subject the assets to overly aggressive investment strategies which may expose the fund to severe depreciation in asset value during adverse markets. The Company’s investment objectives with regards to its pension plan assets include achieving a rate of return that is competitive with returns achieved by similar pension portfolios and by market averages. The Company’s strategy for achieving its desired total rate of return while reducing risk to an acceptable level includes appropriate diversification of Plan assets. The Company believes diversification across different asset classes and different capital markets allows the portfolio to take advantage of a variety of economic environments and at the same time acts to reduce risk by dampening the portfolio’s volatility of returns. The Company’s target asset allocation guidelines at December 31, 2004 were as follows:

Target Allocation
Equity	57.5%
Fixed income	42.5%

The Company believes the long-term expected rate of return on this strategic allocation compares favorably with the actuarial target rate of return assumption utilized in the Plan’s actuarial valuation and to the investment objectives described above. The Company’s investment policy prohibits investment activity in municipal or tax exempt securities; commodities; securities of the Plan Trustee or Investment Manager, including affiliates; unregistered or restricted stock; short sales; and margin purchases. The Plan does not own any shares of the Company’s Common Stock.

The Company expects to contribute $7.8 million to the Plan during 2005. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

2005	9,371
2006	9,336
2007	9,308
2008	9,250
2009	9,225
2010 – 2014	45,669

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

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

Changes during the year in the benefit obligation were as follows:

(In Thousands)

	2004	2003
Benefit obligation at beginning of year	$556	$509
Service cost	47	42
Interest cost	33	33
Benefits paid	(86)	(30)
Actuarial loss (gain)	134	2

Benefit obligation at end of year	$684	$556

The accrued postretirement costs, which are included in accrued liabilities—other in the accompanying Consolidated Balance Sheets, were as follows:

(In Thousands)

	2004	2003
Funded status	$(684)	$(556)
Unrecognized transition obligation	124	140
Unrecognized net gain (loss)	45	(99)

Accrued liability	$(515)	$(515)

Components of the plan’s net cost were as follows:

(In Thousands)

	2004	2003	2002
Service cost	$47	$42	$30
Interest cost	33	33	27
Amortization of unrecognized transition obligation	16	16	16
Recognized actuarial gain	(10)	(4)	(13)

Net postretirement cost	$86	$87	$60

The weighted average discount rate used to determine benefit obligations under the Company’s postretirement benefit plan at December 31 was as follows:

	2004	2003
Discount rate	6.00%	6.25%

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

The weighted average discount rate used to determine net periodic benefit cost was as follows:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.0% for 2004, decreasing gradually to an ultimate rate of 5.0% in year 2013, and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)

	1 - Percentage Point Increase			1 - Percentage Point Decrease
	12/31/04	12/31/03	12/31/02	12/31/04	12/31/03	12/31/02
Effect on total service and interest cost components	$9	$7	$5	$(8)	$(6)	$(5)
Effect on postretirement benefit obligation	$59	$39	$43	$(52)	$(34)	$(39)

The Company expects to contribute $0.1 million to the postretirement benefit plan during 2005. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

2005	$73
2006	100
2007	126
2008	122
2009	117
2010-2014	655

Self-Insurance—The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers’ compensation. Losses and claims are accrued as incurred.

The Company maintains self-insured health and dental plans for employees at its Alabama facilities. The Company has reserves established in the amounts of $1.3 million and $1.1 million for reported and incurred but not reported claims at December 31, 2004 and 2003, respectively.

In April 2001, the Company converted from a self-insured program for workers’ compensation with a self-insured retention of $250,000 per occurrence to a fully-insured program. In April 2004, the Company converted from a fully-insured program to a self-insured program with a self-insured retention of $300,000 per occurrence. Claims in excess of the retention level are fully insured. Included in deposits and other in the accompanying consolidated balance sheets at December 31, 2004 and 2003, is $130,000 deposited with the State of Alabama in connection with the Company’s self-insured workers’ compensation programs. The Company recorded reserves of $0.8 million and $0.7 million for workers’ compensation claims related to the self-insured programs at December 31, 2004 and 2003, respectively.

The Company maintained a self-insured life insurance program for employees and retirees who are not insurable under the Company’s purchased life insurance programs. Individuals eligible for this program were those employees, former employees, and spouses who met one of the following criteria at the time the Company changed life insurance carriers:

•	Employees on Total and Permanent Disability

•	Active employees over 70 years of age

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

•	Employees on Leave of Absence

•	Spouse with remaining Bridge and Transition benefits.

The Company reached a settlement with the administrator of the self-insured life insurance program during 2004, under which the administrator refunded the Company $0.5 million, representing surplus funds, and agreed to retain the liability for any future benefits. The Company recorded a gain of $0.9 million related to this transaction, which is included in cost of sales in the accompanying consolidated statements of operations. The Company had reserves of $0.4 million for potential life insurance claims under this program at December 31, 2003.

Self-insurance reserves are developed based on prior experience and consider current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

Defined Contribution Plan—The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and Company matching contributions are discretionary. A matching contribution of approximately $10,000 was made in 2004 and 2003. Employees are always 100 percent vested in their contributions.

11. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the GSS expires on September 30, 2019. The principal lease for the CSS expires on December 31, 2023 and has two five year renewal options. These leases provide for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2005	$1,573	$276	$1,849
2006	1,372	125	1,497
2007	1,275	17	1,292
2008	1,275	4	1,279
2009	1,275	1	1,276
Thereafter	14,556		14,556

Total minimum future rental commitments	$21,326	$423	$21,749

Total rent expense charged to operations for the years ended December 31, 2004, 2003, and 2002 amounted to $4.1 million, $3.5 million, and $3.6 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $1.7 million, $1.4 million, and $1.2 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has sub-leased its Clearwater, Florida facility since April 2000. This sub-lease generated approximately $12,000, $163,000 and $176,000 of income during the years 2004, 2003 and 2002, respectively.

Insurance Recovery—In January 2002, a contractor at the Company’s Dothan, Alabama facility accidentally started a fire in which a substantial part of the administration building was damaged. An adjacent

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

hangar also suffered some damage. The Company was able to move all aircraft that were in the adjacent hanger and the fire damaged none of the aircraft at the facility. The Company determined that there were expenses related to the insurance claim that had been run through cost of sales at the facility as it was being repaired. Some examples of these included labor from employees at the facility, paving and landscaping for temporary offices and additional expenses for security. As a result of the settlement of the insurance claim related to this fire during the third quarter of 2003, the Company received $2.8 million and recognized a gain of $1.2 million, which is included in cost of sales ($0.7 million) and insurance recovery ($0.5 million) in the accompanying consolidated statements of operations.

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

Concentrations

In the ordinary course of business, the Company extends credit to many of its customers. As of December 31, 2004, accounts receivable from three customers amounted to $28.3 million, or approximately 73% of gross accounts receivable.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 68%, 69% and 67% of the Company’s revenues in 2004, 2003 and 2002, respectively. The KC-135 program in and of itself comprised 60%, 65% and 60% of the Company’s total revenues in 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company had a contract with a commercial airline that comprised 22%, 15% and 25%, respectively, of total revenues. In addition, another commercial contract comprised 11% of revenues during 2003. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a materially adverse effect on the Company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to quick change

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration and discovery is ongoing. The arbitration hearing is due to take place in December of 2005. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase and trial has been set in Dale County, Alabama for September 2005. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994 the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4,945,000 plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January, 2004 the Company elected to file the claims with the Armed Services Board of Contract Appeals (ASBCA), which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000 the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002 a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002 the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004 the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, disability and age, have been made against the Company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, is material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company’s financial position or results of operations.

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2004 and 2003, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of December 31, 2004. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

12. RELATED PARTY TRANSACTIONS

The Company had an accrual of approximately $0.1 million at December 31, 2002 related to a severance agreement and consulting agreement with its former Chairman of the Board, Chief Executive Officer and major

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

stockholder. In accordance with the agreements, the accrued severance agreement amounts were paid over a 36-month period that began January 2000, while the accrued consulting agreement amounts were paid over a 6-month period that began December 2002. There were no accruals related to these agreements at December 31, 2004 or 2003.

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

13. LABOR CONTRACTS

Approximately 1,450 of the Company’s employees are covered under collective bargaining agreements with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”), International Association of Machinists and Aerospace Workers (“IAM”), and the Association of Plant Police of America (“APPA”). On March 20, 2005, the UAW voted to ratify a new five-year agreement with Pemco Aeroplex. The IAM agreement with Pemco World Air Services expires on August 9, 2005 and the agreement between APPA and Pemco Aeroplex expires on March 16, 2006. On June 13, 2000 the employees of the Company’s Pemco Engineers subsidiary voted to organize as members of the UAW. The contract, which began on December 4, 2000 and had an original term of four years, was extended during 2004 for one more year.

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2004 and 2003, the carrying amounts of the Company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

15. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2004, the Company recorded a $0.7 million charge related to losses on contracts-in-process. The charge included losses attributable to costs accumulated through December 31, 2004 plus anticipated costs through completion of the contracts. The Company recorded a net gain of $0.3 million in connection with the settlement of an REA for $1.3 million and the close-out of the related contract for $0.8 million during December 2004. The Company had previously recorded $1.8 million in assets, included in unbilled receivables and other recoverable costs in work-in-process, in anticipation of the REA settlement and contract close-out. The Company recorded a gain of $0.9 million during the fourth quarter of 2004 related to a settlement with the administrator of a self-insured life insurance program (see Note 10 Employee Benefit Plans). The Company recorded a $0.9 million charge at the MCS during the fourth quarter of 2004 to increase the reserve for inventory obsolescence. The increase in the inventory reserve is primarily attributable to the planned relocation of one of the segment’s facilities and concurrent change to increase outsourcing of certain specialty manufacturing.

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

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

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

16. SEGMENT INFORMATION

The Company has three reportable segments: GSS, CSS and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles, and aircraft cargo-handling systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of inter-segment profit is not material. The Company does not allocate income taxes, other income or expense, interest income and interest expense to segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS may generate revenues from governmental entities or programs and the GSS may generate revenues from commercial entities. Sales to governmental entities or to commercial prime contractors for governmental programs in 2004, 2003 and 2002 were $137.2 million, $130.7 million and $109.2 million, respectively.

Due to the losses incurred by the CSS over the past three years, the Company tested the recoverability of the segment’s long-lived assets during 2004, 2003 and 2002 under the requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The test concluded that the assets were not impaired and that the CSS would generate positive net cash flows in future years. The major assumptions in the test included: increased MRO related sales as commercial airline owners and operators continue to seek lower-cost alternatives to in-house maintenance and place aircraft back into service that were parked subsequent to September 11, 2001; increased cargo conversion revenue; reductions in engineering expenses associated with cargo conversions; and a positive contribution to cost rates attributable to increased sales and direct labor hours.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

Due to the long-term nature of much of the Company’s business, the depreciation and amortization amounts recorded in the consolidated statements of operations will not directly match the change in accumulated depreciation and amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of costs on long-term contracts into work-in-process inventory. The following table reconciles the effect of this capitalization of costs:

(In Thousands)

	2004	2003	2002
		(As Restated, See Note 2)	(As Restated, See Note 2)
Change in accumulated depreciation and amortization reflected on the consolidated balance sheets	$3,821	$3,750	$4,343
Net depreciation and amortization (capitalized into) or removed from work-in-process	1,200	619	(1,022)

Depreciation and amortization recorded in cost of goods sold upon delivery of aircraft	$5,021	$4,369	$3,321

The following table presents information about 2004 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$133,538	$55,494	$6,548	$195,580
Revenues from external foreign customers		5,063	522	5,585
Inter-company revenues		4,237	618	4,855

Total segment revenues	133,538	64,794	7,688	206,020
Elimination				(4,855)

Total revenue				$201,165

Gross profit	$14,657	$9,649	$744	$25,050
Segment operating income (loss)	2,621	(3,025)	(2,601)	(3,005)
Interest expense				1,304
Income taxes				(1,321)

Net income				$(2,988)

Assets	$62,624	$39,183	$5,318	$107,125
Depreciation/amortization	3,292	1,464	265	5,021
Capital additions	2,103	1,937	198	4,238

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

The following table presents information about 2003 segment profit or loss after reclassification of certain data to conform to the 2004 presentation:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$126,252	$54,110	$6,555	$186,917
Revenues from external foreign customers		3,020	439	3,459
Inter-company revenues	109	1,998	782	2,889

Total segment revenues	126,361	59,128	7,776	193,265
Elimination				(2,889)

Total revenue				$190,376

Gross profit, as restated (see Note 2)	$33,722	$6,705	$1,900	$42,327
Segment operating income (loss), as restated (see Note 2)	23,313	(5,089)	(1,981)	16,243
Interest expense				909
Insurance recovery				(527)
Income taxes, as restated (see Note 2)				5,866

Net income, as restated (see Note 2)				$9,995

Assets, as restated (See Note 2)	$65,513	$33,581	$5,520	$104,614
Depreciation/amortization, as restated (see Note 2)	2,576	1,573	220	4,369
Capital additions	2,859	2,047	65	4,971

The following table presents information about 2002 segment profit or loss after reclassification of certain data to conform to the 2004 presentation:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$102,220	$44,070	$11,507	$157,797
Revenues from external foreign customers		4,590	476	5,066
Inter-company revenues	11		110	121

Total segment revenues	102,231	48,660	12,093	162,984
Elimination				(121)

Total revenue				$162,863

Gross profit, as restated (see Note 2)	$31,900	$3,101	$1,016	$36,017
Segment operating income (loss), as restated (see Note 2)	23,688	(7,107)	(2,080)	14,501
Interest expense				1,493
Litigation, net				(1,480)
Income taxes, as restated (see Note 2)				5,506

Net income, as restated (see Note 2)				$8,982

Assets, as restated (see Note 2)	$56,588	$30,637	$7,224	$94,449
Depreciation/amortization, as restated (see Note 2)	2,212	805	304	3,321
Capital additions	2,705	4,486	115	7,306

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

17. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s un-audited consolidated quarterly financial data for the years ended December 31, 2004 and 2003 are presented below. Subsequent to the issuance of its Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003, the Company determined that certain revenue transactions did not meet all of the criteria required for revenue recognition pursuant to U.S. generally accepted accounting principles, Statement of Position 81-1 (“SOP 81-1”) “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and related authoritative guidance. In addition, the Company determined that reserves for losses on contracts-in-process were not timely identified and recorded in the proper period. Consequently, during April 2004, the Company restated its first, second and third quarter Reports on Forms 10-Q for these transactions and for other charges related to bad debt expense and warranty reserves.

(In Thousands, Except Per Share Information)

	Quarter Ended 3/31/04	Quarter Ended 6/30/04	Quarter Ended 9/30/04	Quarter Ended 12/31/04
Net Sales	$43,247	$43,515	$54,911	$59,492
Gross Profit	8,935	5,754	8,997	1,364
Net Income (Loss)	1,036	(1,120)	278	(3,182)
Net Income (Loss) per Share:
Basic	$0.26	$(0.28)	$0.07	$(0.78)
Diluted	$0.23	$(0.28)	$0.06	$(0.78)

	Quarter Ended 3/31/03		Quarter Ended 6/30/03		Quarter Ended 9/30/03
	As Previously Reported*	As Restated	As Previously Reported*	As Restated	As Previously Reported*	As Restated	Quarter Ended 12/31/03
Net Sales	$35,669	$35,669	$48,681	$47,253	$43,946	$44,095	$63,359
Gross Profit	7,442	6,505	12,251	11,120	12,453	12,657	12,045
Net Income	1,273	693	2,830	2,129	3,840	3,967	3,206
Net Income per Share:
Basic	$0.32	$0.17	$0.70	$0.53	$0.95	$0.98	$0.79
Diluted	$0.29	$0.16	$0.65	$0.49	$0.88	$0.91	$0.71
*	As previously reported in the company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003, and September 30, 2003.

For the overall fiscal year 2003, the restatement had the following effect on net sales, gross profit and net income:

(In Thousands)

	Quarter Ended 3/31/03	Quarter Ended 6/30/03	Quarter Ended 9/30/03	Quarter Ended 12/31/03	Aggregate Impact
Increase (Decrease) Net Sales	$—	$(1,428)	$149	$150	$(1,129)
Increase (Decrease) Gross Profit	$(937)	$(1,131)	$204	$1,636	$(228)
Increase (Decrease) Net Income	$(580)	$(701)	$127	$1,014	$(140)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2004, 2003 and 2002

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

SUPPLEMENTARY INFORMATION

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2004, 2003 and 2002

(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2004
Allowance for doubtful accounts	$817	$(107)	$—	$(167)	$543
Reserve for contract commitments, losses	3,648	741	—	(3,648)	741
Reserve for obsolete inventories	2,473	3,055	—	(867)	4,661
Warranty reserves	816	122	(160)	(315)	463

2003
Allowance for doubtful accounts	$346	$472	$—	$(1)	$817
Reserve for contract commitments, losses	—	3,648	—	—	3,648
Reserve for obsolete inventories	2,545	733	—	(805)	2,473
Warranty reserves	629	224	—	(37)	816

2002
Allowance for doubtful accounts	$262	$84	$—	$—	$346
Reserve for contract commitments, losses	593	—	—	(593)	—
Reserve for obsolete inventories	2,725	412	—	(592)	2,545
Warranty reserves	674	60	—	(105)	629

Description of Items Charged to Other Accounts

Warranty reserves—During the third quarter of 2004, the Company recorded a reduction of $160,000 to the warranty reserve related to conversion work performed at the CSS. Previously, the Company had based the reserve on engineering estimates. However, the Company has increased the level of conversion work over the last two years and believes that there are now sufficient historical claims on which to base the estimate.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004. The Company performed additional procedures at December 31, 2004 in areas identified as having material weaknesses to verify the financial information presented herein is materially accurate.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of our financial statements for the fiscal years ended December 31, 2004 and 2003, including the restatement of our financial statements for the first three quarters of fiscal year 2003, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

During the audit of the 2003 financial statements, the Company’s independent registered public accounting firm identified the following reportable conditions that together constituted a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the Company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) the lack of appropriate analysis and support for revenue recognition matters; (ii) lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) lack of appropriate analysis and support for inventory accounting matters; and (iv) lack of appropriate analysis and support for the reconciliation of inter-company transactions.

The Company implemented the following corrective action plan to remediate the material weakness identified during the audit of the 2003 financial statements: (i) re-evaluated and added staffing and level of expertise; (ii) increased training of its corporate and accounting staff to heighten awareness among corporate and accounting personnel of generally accepted accounting principles; (iii) established policies and procedures, including documentation, designed to enhance coordination and reporting procedures between management and the Company’s accounting staff; (iv) centralized review and monitoring of accounting issues; and (v) re-allocated senior accounting personnel to provide additional on-site supervision of accounting functions.

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

3.  Pemco Aeroplex Revenue Recognition Policy,

4.  Pemco Aeroplex Contract Loss Policy,

5.  Pemco World Air Services Revenue Recognition Policy,

6.  Pemco World Air Services Contract Loss Policy,

7.  Space Vector Revenue Recognition Policy,

8.  Space Vector Contract Loss Policy, and

9.  Pemco Engineers Revenue Recognition Policy.

•	In furtherance of implementing the new policies described above, in April of 2004, the Company engaged Navigant Consulting, Inc. to independently review those policies as well as the Company’s implementation of them. Navigant focused primarily on revenue recognition and contract loss accruals. The Company gave Navigant access to all necessary personnel for Navigant to evaluate the Company’s new policies as well as other aspects of the Company’s disclosure controls and procedures. Subsequently, Navigant provided the Company with several recommendations to further strengthen the Company’s disclosure controls and procedures, including (i) using current productivity to measure future productivity; (ii) revising the Company’s spreadsheets used for calculation of loss accrual and estimated time to complete; and (iii) reorganizing and supplementing the data package provided by the segment controllers to the Corporate Controller regarding each aircraft in work, which the Corporate Controller reviews in connection with his end of quarter review. The Company implemented those recommendations during the second and third quarters of 2004.

•	At the end of the first quarter of 2004, the Company, with KPMG’s assistance, conducted a training seminar for the Chief Executive Officer, the Chief Financial Officer, Presidents of the Company’s subsidiaries, production personnel and contracts personnel on revenue recognition and the estimation of loss contracts. The seminar provided further education to non-accounting personnel regarding the importance of revenue recognition and estimates to complete for loss accruals in accordance with GAAP. In addition, accounting personnel met with KPMG on Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, revenue recognition (SAB 101 and SOP 81-1) and contract loss accruals. The Company intends to conduct similar seminars periodically in the future.

•	At the end of the first quarter of 2004, the Company created an eight person disclosure committee consisting of the Company’s Corporate Controller, five segment controllers, the Company’s general counsel and one member of the Company’s internal audit staff. The disclosure committee, which meets at least once a quarter, assists the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company by assisting in various tasks, in each case subject to the supervision and oversight of the Chief Executive Officer and Chief Financial Officer. Such tasks include designing appropriate disclosure controls, monitoring the integrity and effectiveness of the Company’s disclosure controls and reviewing and supervising the preparation of the Company’s periodic and current reports, proxy statements, registration statements and any other information filed with the Commission.

•

During the third quarter of 2004, the Company hired two additional persons for the positions of Assistant Controller and Inventory Accountant. The new Assistant Controller is a Certified Public Accountant (CPA), and the new Inventory Accountant has significant inventory control and reconciliation experience. During the fourth quarter of 2004, the Company hired a Vice President of Accounting with GAAP expertise. With the most recent additions, the Company now employs seven CPA’s. Moreover, the Company re-allocated several employees with significant GAAP experience to different positions within the Company and its subsidiaries to strengthen its human resources and GAAP expertise in appropriate areas.

The corrective action plan was not implemented with sufficient time prior to the audit of the 2004 financial statements to fully remediate the material weakness identified in the prior year. Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting: (i) lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004; (ii) lack of appropriate analysis and support for inventory matters; (iii) lack of appropriate analysis and support for payroll accruals; (iv) lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001; and (v) lack of segregation of duties related to system access controls. Internal controls related to the reconciliation and reviews of these accounts were not operating sufficiently to detect and correct potential errors to the financial statements. The Company has expanded the scope of the corrective action plan to include a comprehensive review of the overall internal control structure and information systems modification requirements in an effort to remediate the material weaknesses which existed as of December 31, 2004. The corrective action plan will include detailed reviews of the reconciliation process for significant accounts, analysis of existing accounting policies, and increased financial audits by the Company’s internal audit staff.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company had no other events during the fourth quarter of 2004 that should have been disclosed on Form 8-K that were not already disclosed on such form.

PART III

Item 10. Directors and Executive Officers of the Company

Information regarding the directors and executive officers, code of ethics, audit committee, and audit committee financial experts of the Company is incorporated by reference from the “ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” sections of the Company’s definitive 2005 Proxy Statement.

Item 11. Executive Compensation.

Information regarding management remuneration and transactions is incorporated by reference from the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the Company’s definitive 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” section of the Company’s definitive 2005 Proxy Statement.

The following table summarizes the securities that have been authorized for issuance under the Company’s sole equity compensation plan, the Nonqualified Stock Option Plan, as of December 31, 2004.

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding Shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,029,023	$20.16	417,170
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,029,023	$20.16	417,170

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from the “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” section of the Company’s definitive 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from the “RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS” section of the Company’s definitive 2005 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statement Schedules. The Financial Statement Schedules listed below appear in Part II, Item 8 hereof.

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

b. Exhibits. The exhibits listed on the EXHIBIT INDEX of this Form 10-K are either filed herewith or incorporated herein by reference, as noted on the EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: April 15, 2005	By:	/s/ RONALD A. ARAMINI
Ronald A. Aramini, President (Principal Executive Officer)

Dated: April 15, 2005	By:	/s/ JOHN R. LEE
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Company have signed this report, on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Chairman, Director	April 15, 2005

/s/ H.T. BOWLING H.T. Bowling	Vice Chairman, Director	April 15, 2005

/s/ RONALD A. ARAMINI Ronald A. Aramini	President, Director	April 15, 2005

/s/ MARK K. HOLDSWORTH Mark K. Holdsworth	Director	April 15, 2005

/s/ THOMAS C. RICHARDS Thomas C. Richards	Director	April 15, 2005

/s/ RONALD W. YATES Ronald W. Yates	Director	April 15, 2005

/s/ ROBERT E. JOYAL Robert E. Joyal	Director	April 15, 2005

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Pemco Aviation Group, Inc.	(3)

3.2	Bylaws of Pemco Aviation Group, Inc.	(3)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc. which define the rights of Securities Holders	(3)

10.1	Amended Executive Employment Agreement between the Company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994	(1)

10.2	Amendment to Executive Employment Agreement between the Company and Matthew L. Gold effective September 7, 1999	(2)

10.3	Consulting Agreement between the Company and Matthew L. Gold effective December 11, 2002	(6)

10.4	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc. and the Company	(3)

10.5	Credit Agreement dated December 16, 2002 between the Company and SouthTrust Bank and Compass Bank	(6)

10.6	First Amendment to the Credit Agreement Dated May 22, 2003 between the Company and SouthTrust Bank and Compass Bank	(7)

10.7	Loan Agreement dated November 26, 2002 between the Company and Dothan-Houston County Airport Authority	(6)

10.8	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, and Pemco Aeroplex, Inc.	(5)

10.9	Letter of Credit Agreement dated November 26, 2002 between the Company and SouthTrust Bank	(6)

10.10	Non-Qualified Stock Option Plan amended and restated May 14, 2003	(7)

10.11	Amended and Restated Employment Agreement between the Company and Ronald A. Aramini dated May 3, 2002	(4)

10.12	Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 3, 2002	(4)

10.13	Promissory Note between the Company and Ronald A. Aramini dated April 23, 2002	(4)

10.14	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Ronald A. Aramini dated May 13, 2003	(8)

10.15	First Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 16, 2003	(8)

10.16	Second Amendment to Credit Agreement between the Company and SouthTrust Bank and Compass Bank dated November 24, 2003	(9)

10.17	First Amended and Restated Revolving Note between the Company and SouthTrust Bank dated November 24, 2003	(9)

10.18	First Amended and Restated Swing Line Note between the Company and SouthTrust Bank dated November 24, 2003	(9)

10.19	Third Amendment to Credit Agreement between the Company and SouthTrust Bank and Compass Bank dated December 16, 2003	(9)

Exhibit Number	Description	Reference
10.20	First Amended and Restated Revolving Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.21	Second Amended and Restated Revolving Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.22	Second Amended and Restated Swing Line Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.23	Fourth Amendment to the Credit Agreement dated May 7, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.24	Fifth Amendment to the Credit Agreement dated May 22, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.25	Sixth Amendment to the Credit Agreement dated August 1, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.26	Seventh Amendment to the Credit Agreement dated November 5, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.27	Eighth Amendment to the Credit Agreement dated December 22, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.28	Ninth Amendment to the Credit Agreement dated March 31, 2005 between the Company and Wachovia Bank and Compass Bank	(10)

21	Subsidiaries of the Company	(6)

23.1	Consent of Grant Thornton LLP	(* )

23.2	Consent of Ernst & Young LLP	(* )

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(* )

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(* )

*	Filed Herewith
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporate by reference herein.
(7)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 31, 2005, filed on April 1, 2005, and incorporated by reference herein.