Form 10-Q
period 2005-03-31
PEMCO AVIATION GROUP INC
filed 2005-05-13
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2005
Common Stock, $.0001 par value	4,104,815

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005 Unaudited	December 31, 2004
	(In Thousands)
Current assets:
Cash and cash equivalents	$1,994	$3,354
Accounts receivable, net	31,968	38,247
Inventories, net	26,905	21,512
Deferred income taxes	2,353	2,966
Prepaid expenses and other	1,797	2,144

Total current assets	65,017	68,223

Machinery, equipment and improvements at cost:
Machinery and equipment	34,292	34,119
Leasehold improvements	28,632	27,563
Construction-in-process	1,177	1,573

	64,101	63,255
Less accumulated depreciation and amortization	(39,110)	(38,250)

Net machinery, equipment and improvements	24,991	25,005

Other non-current assets:
Deposits and other	2,243	2,005
Deferred income taxes	7,370	7,435
Related party receivable	487	482
Intangible pension asset	3,863	3,863
Intangible assets, net	104	112

	14,067	13,897

Total assets	$104,075	$107,125

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	March 31, 2005 Unaudited	December 31, 2004
Current liabilities:
Current portion of long-term debt	$1,774	$7,447
Current portion of pension liability	8,145	7,832
Current portion of income tax liability	—	59
Accounts payable—trade	12,037	14,034
Accrued health and dental	1,537	1,326
Accrued liabilities—payroll related	8,400	6,345
Accrued liabilities—other	4,583	4,790
Customer deposits in excess of cost	3,853	883

Total current liabilities	40,329	42,716

Long-term debt, less current portion	29,730	30,494
Long-term pension benefit liability	12,300	13,308
Other long-term liabilities	2,308	2,129

Total liabilities	84,667	88,647

Stockholders' equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,104,815 and 4,104,344 outstanding at March 31, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	12,813	12,807
Retained earnings	35,867	34,708
Treasury stock, at cost – 413,398 shares at March 31, 2005 and December 31, 2004, respectively	(8,623)	(8,623)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	—	235
Minimum pension liability	(20,650)	(20,650)

Total stockholders' equity	19,408	18,478

Total liabilities and stockholders' equity	$104,075	$107,125

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income Per Common Share Information)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net sales	$44,048	$43,247
Cost of sales	35,864	34,312

Gross profit	8,184	8,935

Selling, general and administrative expenses	5,805	7,025

Income from operations	2,379	1,910

Interest expense	442	225

Income before income taxes	1,937	1,685
Income tax expense	778	649

Net income	$1,159	$1,036

Net income per common share:
Basic	$0.28	$0.26
Diluted	$0.26	$0.23

Weighted average common shares outstanding:
Basic	4,105	4,045
Diluted	4,411	4,544

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(In Thousands)
Cash flows from operating activities:
Net income	$1,159	$1,036

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	896	1,000
Amortization of intangible assets	10	39
Provision for deferred income taxes	828	649
Funding (over) under pension cost	(695)	(1,048)
Loss on disposals of machinery and equipment	79	—
Provision for losses on contracts-in-process	346	711
Realized gain on deferred compensation plan investments	(340)	—
Other	—	14
Changes in assets and liabilities:
Accounts receivable, trade	6,279	2,611
Inventories	(5,358)	(8,631)
Prepaid expenses and other	347	294
Deposits and other	(286)	(3)
Customer deposits in excess of cost	2,970	5
Accounts payable and accrued liabilities	(164)	1,854

Total adjustments	4,912	(2,505)

Net cash provided by (used in) operating activities	6,071	(1,469)

Cash flows from investing activities:
Capital expenditures	(996)	(860)

Net cash used in investing activities	(996)	(860)

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(In Thousands)
Cash flows from financing activities:
Net change under revolving credit facility	(6,176)	(399)
Principal payments under long-term debt	(261)	(282)
Other	2	12

Net cash used in financing activities	(6,435)	(669)

Net decrease in cash and cash equivalents	(1,360)	(2,998)

Cash and cash equivalents, beginning of period	3,354	3,156

Cash and cash equivalents, end of period	$1,994	$158

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$465	$189

Income taxes	$115	$50

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2005 and 2004

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

2. STOCK OPTIONS

The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation”.

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. Stock options granted in the first quarter of 2005 were valued using a binominal method. Stock options granted during prior periods were valued using another method. The following table illustrates what the effect on net income and earnings per share would have been if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock option grants to employees.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(In Thousands, Except Per Share Information)
Net income – as reported	$1,159	$1,036
Stock based compensation under fair value method, net of tax effect	(405)	(1,294)

Net income (loss) – pro forma	$754	$(258)

Net income per share, basic – as reported	$0.28	$0.26

Net income per share, diluted – as reported	$0.26	$0.23

Net income (loss ) per share, basic – pro forma	$0.18	$(0.06)

Net income (loss) per share, diluted – pro forma	$0.17	$(0.06)

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

The Statement is effective for the Company in the first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for the Company or whether the Company will apply the modified version of the retrospective transition method of adoption.

3. INVENTORIES

Inventories as of March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
Work in process	$25,735	$23,400
Finished goods	2,017	2,118
Raw materials and supplies	15,119	13,444

Total	42,871	38,962
Less reserves for obsolete inventory	(4,617)	(4,661)
Less milestone payments and customer deposits	(11,349)	(12,789)

	$26,905	$21,512

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share was computed by dividing net income by the weighted average number of shares of Common Stock and the dilutive effects of the shares awarded under the company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(In Thousands, Except Income Per Share)
Net income	$1,159	$1,036
Weighted average shares	4,105	4,045
Basic earnings per share	$0.28	$0.26
Dilutive securities	306	499
Diluted weighted average shares	4,411	4,544
Diluted earnings per share	$0.26	$0.23

Options to purchase 268,000 and -0- shares of Common Stock related to March 31, 2005 and 2004, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

5. DEBT

Debt as of March 31, 2005 and December 31, 2004 consists of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
Revolving Credit Facility; interest at LIBOR plus 2.75% (5.61% at March 31, 2005)	$24,603	$30,779
Bank Term Loan; interest at LIBOR plus 3.00% (5.86% at March 31, 2005)	2,750	3,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (5.86% at March 31, 2005)	1,797	1,797
Airport Authority Term Loan; interest at BMA plus 0.36% (2.27% at March 31, 2005)	2,320	2,320
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	34	45

Total long-term debt	31,504	37,941
Less portion reflected as current	(1,774)	(7,447)

Long term-debt, net of current portion	$29,730	$30,494

On December 16, 2002, the Company executed a Credit Agreement (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving

Credit Facility” and “Bank Term Loan”, respectively). The Revolving Credit Facility expires on April 30, 2006. The original commitment under the Revolving Credit Facility was $25.0 million and was subsequently increased to $33.0 million. On June 30, 2005, the commitment under the Revolving Credit Facility reverts back to the original commitment of $25.0 million. The Company is currently discussing with the lenders various options for restructuring the credit facility. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75% (5.61% at March 31, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $24.6 million outstanding under the Revolving Credit Facility at March 31, 2005. Remaining borrowing capacity available under the facility at March 31, 2005, based upon the calculation that defines the borrowing base, totaled approximately $4.0 million.

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00% (5.86% at March 31, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which payments began January 31, 2003.

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company may draw upon the Treasury Stock Term Loan for up to $5.0 million through May 22, 2005, and the borrowings must be used to make purchases of the Company’s Common Stock from any person who is not or has never been an affiliate of the Company or any other person approved by lender parties at their discretion. Effective April 30, 2005, the Company amended the Credit Agreement to change the repayment terms of the Treasury Stock Term Loan to require repayment in 30 equal monthly installments beginning June 30, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at BMA plus 0.36% (2.27% at March 31, 2005). The amount outstanding under the Airport Authority Term Loan at March 31, 2005 was $2.3 million and is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a five-year term.

All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

Principal maturities of debt as of March 31, 2005, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)
Current	$1,774
1-3 years	27,944
3-5 years	366
Thereafter	1,420

$31,504

A significant portion of the debt maturing during the 1-3 year period listed above relates to the expiration of the Revolving Credit Facility, as amended. The Company expects that it will renew the agreement upon or prior to its maturity on April 30, 2006, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the Revolving Credit Facility, the Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

During the first quarter of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2004. The Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. If the Company is unable to comply with these covenants, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase.

6. STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Non-Qualified Stock Option Plan exercised options for approximately 500 and 1,200 shares, respectively, of the Company’s Common Stock during the three months ended March 31, 2005 and 2004. The Company recorded both the exercise price and a tax benefit totaling approximately $6,000 and $23,000, respectively, to Additional Paid-In Capital during the first quarter of 2005 and 2004 relating to these exercises.

7. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations. The fair market values of the assets in the rabbi trust at March 31, 2005 and December 31, 2004 were $2.0 million and $1.7 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.0 million and $1.7 million at March 31, 2005 and December 31, 2004, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

Components of the Plan’s net periodic pension cost were as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(In Thousands)
Service cost	$660	$642
Interest cost	1,774	1,792
Expected return on plan assets	(2,218)	(2,190)
Amortization of prior service cost	151	169
Amortization of net loss	506	268

Net pension cost	$873	$681

9. CONTINGENCIES

United States Government Contracts

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers

A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 45.6% and 65.5% of the Company’s total revenues during the three-month periods ended March 31, 2005 and 2004, respectively. The Company’s two largest programs generated approximately 69.3% and 92.4% of its revenues during the first quarters of 2005 and 2004, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a material adverse effect on the Company’s business, financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to quick-change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration and discovery is ongoing. The arbitration hearing is due to take place in December of 2005. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

On November 9, 1994 the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims include entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals (ASBCA), which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002 the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004 the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the

United States Supreme Court on March 23, 2005. The government has requested as extension on its response until May 25, 2005. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both March 31, 2005 and December 31, 2004, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the

Company has paid approximately $450,000 as of March 31, 2005. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 2004 Annual Report on Form 10-K. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is eliminated. The Company does not allocate income taxes to segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS may generate revenues from governmental entities or programs and the GSS may generate revenues from commercial entities.

The following table presents information about segment profit or loss for the three months ended March 31, 2005 and 2004:

Three Months Ended March 31, 2005	GSS	CSS	MCS	Consolidated
	(In Thousands)
Revenues from external domestic customers	$21,465	$18,812	$3,186	$43,463
Revenues from external foreign customers		325	260	585
Inter-company revenues		427	108	535

Total segment revenues	21,465	19,564	3,554	44,583
Elimination				(535)

Total revenue				$44,048

Gross profit	$3,810	$3,116	$1,258	$8,184
Segment operating income	1,553	602	224	2,379
Interest expense				442
Income taxes				778

Net income				$1,159

Assets	$58,043	$39,823	$6,209	$104,075
Depreciation/amortization	392	469	45	906
Capital additions	858	109	29	996

Three Months Ended March 31, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$29,581	$11,151	$1,425	$42,157
Revenues from external foreign customers		885	195	1,080
Inter-company revenues		123	156	279

Total segment revenues	29,581	12,159	1,776	43,516
Elimination				(279)

Total revenue				$43,247

Gross profit	$6,370	$2,171	$394	$8,935
Segment operating income (loss)	3,541	(1,124)	(507)	1,910
Interest expense				225
Income taxes				649

Net income				$1,036

Assets	$68,139	$34,144	$5,039	$107,322
Depreciation/amortization	700	293	46	1,039
Capital additions	581	272	7	860

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 versus three months ended March 31, 2004

The table below presents major highlights from the three months ended March 31, 2005 and 2004.

	2005	2004	Change
	(In Millions)
Revenue	$44.05	$43.25	1.9%
Gross Profit	8.18	8.94	(8.5%)
Operating income	2.38	1.91	24.6%
Income before taxes	1.94	1.69	15.0%
Net income	1.16	1.04	11.5%
EBITDA	3.29	2.95	11.5%

EBITDA for the quarters ended March 31, 2005 and 2004 was calculated using the following approach:

	2005	2004
	(In Millions)
Net Income	$1.16	$1.04
Interest	0.44	0.22
Taxes	0.78	0.65
Depreciation and Amortization	0.91	1.04

EBITDA	$3.29	$2.95

The Company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, the Company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The depreciation and amortization amounts used in the EBITDA calculation are those that were recorded in the consolidated statements of operations in this report. Due to the long-term nature of much of the Company’s business, the depreciation and amortization amounts recorded in the consolidated statements of operations will not directly match the change in accumulated depreciation and amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of depreciation expense on long-term contracts into work-in-process inventory. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue by operating segment for the three months ended March 31, 2005 and 2004.

	2005	2004	Change	% Change
	(In Millions, except percentages)
GSS	$21.47	$29.58	$(8.11)	(27.4%)
CSS	19.56	12.16	7.40	60.9%
MCS	3.55	1.78	1.77	99.4%
Eliminations	(0.53)	(0.27)	(0.26)

Total	$44.05	43.25	$0.80	1.9%

Without regard to operating segments, the Company’s mix of business between government and commercial customers was approximately 48% commercial and 52% government in the first quarter of 2005 and 29% commercial and 71% government in the first quarter of 2004.

GSS revenue decreased $8.1 million primarily as a result of decreased sales under the KC-135 Programmed Depot Maintenance (“PDM”) program for both routine and non-routine services.

During the first quarter of 2005, revenue from routine KC-135 services decreased $3.6 million due to the GSS delivering fewer KC-135 PDM aircraft compared to the same period of 2004. In addition, GSS experienced a change in workscope between quarters that decreased revenue from routine services. The amount of non-routine services performed per KC-135 PDM aircraft, which varies with each aircraft based on model and condition, decreased $4.6 million. The $4.6 million reduction was attributable to an overall decrease in the number of aircraft inducted into the PDM process, a reduction of flow days for KC-135 aircraft and differences in aircraft condition. Non-routine maintenance and material sales on C-130 aircraft under contracts with the U.S. Navy and U.S. Coast Guard decreased $0.5 million and $0.2 million, respectively. These decreases in revenue were partially offset by sales of approximately $0.7 million related to the delivery of two aircraft under a new contract to perform painting services for the U.S. Air Force.

CSS revenue increased $7.4 million quarter-over-quarter due to increased maintenance, repair and overhaul (“MRO”) revenues of $4.2 million, increased revenue in passenger-to-cargo conversion services of $2.9 million, and increased revenue of $0.3 million from engineering services. MRO revenues increased due to a diversifying customer base. During the first quarter of 2005, approximately 65% of MRO revenue was generated from a major passenger airline compared to 99% during the same period of 2004. The increase in passenger-to-cargo conversion revenue results from one conversion delivery, as well as maintenance work performed in conjunction with the conversion, during the first quarter of 2005. No cargo conversions were delivered during the first quarter of 2004.

MCS revenue increased $1.8 million due to a $1.4 million increase in revenue at Space Vector Corporation (“SVC”) and a $0.4 million increase in revenue at Pemco Engineers, Inc. (“PEI”). SVC revenue increased due to additional work on U.S. government launch vehicle programs. PEI’s revenue increased due to strengthening demand for aircraft cargo system parts.

Cost of sales increased $1.6 million, or 4.5%, to $35.9 million during the first quarter of 2005 from $34.3 million during the first quarter of 2004. Approximately $0.6 million of the increase to cost of sales is attributable to the higher sales base. The remaining increase in cost of sales was the result of a change in business mix from GSS to CSS. Historically, GSS has maintained a higher gross profit margin than CSS due to the efficiencies from having a higher volume of work. Gross profit decreased $0.8 million primarily as a result of the changes in business mix. Overall, the gross profit percentage of the Company decreased to 18.6% in 2005 from 20.7% in 2004. Gross profit percentage at the GSS decreased to 17.8% in 2005 from 21.5% in 2004, due primarily to a decrease in the volume of activity quarter-over-quarter that negatively impacted cost rates and costs of productivity initiatives undertaken during 2004 that impacted the costs of aircraft delivered during the first quarter of 2005. Gross profit percentage at the CSS decreased to 15.9% in 2005 from 17.9% in 2004, due primarily to changes in the MRO customer mix quarter-over-quarter. Gross profit percentage at the MCS improved to 34.4% in 2005 from 22.2% in 2004, primarily due to price increases at PEI effective January 2005 and increased volume of work at SVC.

Selling, general and administrative (“SG&A”) expense decreased $1.2 million, or 17.4%, to $5.8 million in the first quarter of 2005 from $7.0 million during the first quarter of 2004. The Company recorded accounting and legal charges of approximately $0.9 million during the first quarter of 2004 related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003. In addition, the Company recognized $0.3 million in realized investment gains during 2005 related to the liquidation and reinvestment of assets held in a rabbi trust for its deferred compensation plan. The gain is reflected in SG&A, consistent with the classification of compensation expense associated with the deferred compensation plan.

Interest expense increased $0.2 million in 2005 as a result of a higher average revolving credit facility balance and increasing interest rates on variable rate debt.

The Company recorded income taxes at an effective rate of 40.1% and 38.5% during the first quarter of 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

	March 31, 2005	December 31, 2004	Change
	(In Thousands, Except Long Term Debt to Equity)

Cash and cash equivalents	$1,994	$3,354	$(1,360)
Working capital	24,688	25,507	(819)
Current portion of long-term debt and capital lease obligations	1,774	7,447	(5,673)
Long-term debt and capital lease obligations	29,730	30,494	(764)
Stockholders’ equity	19,408	18,478	930
Long-term debt to equity	1.62	2.05	(0.43)

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

Cash Flow Overview

Operating activities provided $6.1 million of cash during the three months ended March 31, 2005 and used $1.5 million of cash during the same period of 2004. Cash of $1.0 million and $0.9 million was used during the quarters ended March 31, 2005 and 2004, respectively, for capital expenditures. The Company contributed $1.6 million and $1.7 million during the first quarters of 2005 and 2004, respectively, to fund its pension plan. The Company used $0.3 million during the quarters ended March 31, 2005 and 2004 to fund principal payments of long-term debt and used $6.2 million during the first quarter of 2005 to reduce borrowings under the Revolving Credit Facility. A major use of cash has been the unfavorable payment terms under a large contract at the GSS, which comprised approximately 44% of the Company’s billed accounts receivable at

March 31, 2005. The payment terms were renegotiated in April 2005 to reduce the contractual collection period by 50%, which is expected to provide an additional source of capital during 2005.

Future Capital Requirements

The Company has three large potential capital requirements in 2005: required minimum funding of the defined benefit pension plan, current maturities of long-term debt and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Plan was under-funded by approximately $23.3 million at December 31, 2004. Pursuant to minimum funding requirements of the ERISA, the Company expects to contribute approximately $7.8 million to the Plan during 2005, of which the Company has made contributions of approximately $1.6 million through March 31, 2005. The Company also maintains a postretirement benefit plan to provide health care benefits to retirees between 62 and 65 years of age. The postretirement benefit plan is funded on a pay-as-you-go basis. Total benefits paid are estimated to be $0.1 million in 2005.

Current maturities of debt at March 31, 2005 and December 31, 2004 totaled $1.8 million and $7.4 million, respectively. As discussed more extensively below, current maturities of debt at December 31, 2004 included $5.8 million payable under the Revolving Credit Facility.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of Bay 2 and other facility upgrades in Birmingham during the first quarter of 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. At March 31, 2005, the Company had approximately $1.2 million in construction-in-process, primarily related to facility upgrades at the GSS expected to be completed during the second quarter of 2005. The Company anticipates total capital expenditures of $4 to $5 million during 2005.

Revolving Credit Facility

The Company and its primary lenders previously entered into a series of amendments to the Credit Agreement dated December 16, 2002, that affect the Revolving Credit Facility that is made available to the Company under the Credit Agreement. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the Revolving Credit Facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the Revolving Credit Facility maturity date from December 16,

2005 to April 30, 2006. Effective April 30, 2005, the Company amended the Credit Agreement to extend until June 30, 2005 the temporary increase of the commitment under the Revolving Credit Facility to up to $33.0 million. On June 30, 2005, the commitment under the Revolving Credit Facility reverts back to the original commitment of $25.0 million. The Company reduced borrowings under the Revolving Credit Facility from $30.8 million as of December 31, 2004 to $24.6 million as of March 31, 2005, principally as a result of cash provided by operating activities. As a result, there were no current maturities under the Revolving Credit Facility as of March 31, 2005, compared to $5.8 million in current maturities under the revolver as of December 31, 2004. The Company is currently discussing various options for restructuring the credit facility.

During the first quarter of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2004. The Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter 2005 and fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. If the Company is unable to comply with these covenants, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase.

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

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of March 31, 2005 and 2004, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue at the GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any non-routine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the non-routine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For non-routine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract. Such work is performed and completed throughout the PDM process.

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

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The Company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and, in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs generally impact the Company’s proposal processes, including the determination of pricing for routine and non-routine elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, cost reimbursement, and other types of contracts-in-process, and costs incurred in their performance. For additional information regarding accounting policies the Company has established for recognizing revenue, see “Revenue Recognition” in Note 1 to the Consolidated Financial Statements in the Company’s 2004 Annual Report on Form 10-K.

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

Given the nature of the GSS’s business and customers, write-offs have historically been nominal. GSS’ customers are primarily the U.S. Government and more recently Boeing Corporation. The CSS primarily services the commercial airline market, and is therefore more susceptible to collectibility issues. Generally, the Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected. MCS’s business involving commercial customers has experienced some collectibility problems; however, historical write-offs have been insignificant to the Company’s operations as a whole.

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

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged against income in the period such determination was made.

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

Insurance Reserves

The Company is currently self-insured for employee medical coverage and has a large deductible for workers compensation claims. The Company records a liability for the ultimate settlement of claims incurred as of the balance sheet date based upon estimates provided by the companies that administer the claims on the Company’s behalf. The Company also reviews historical payment trends and identified specific claims in determining the reasonableness of the reserve. Adjustments to the reserve are made when the facts and circumstances of the underlying claims change. Should the actual settlement of the medical or workers compensation claims be greater than estimated, additional expense will be recorded.

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

BACKLOG

The following table presents the Company’s backlog at March 31, 2005 and December 31, 2004:

Customer Type	March 31, 2005	December 31, 2004
	(In Thousands)
U.S. Government	$51,259	$48,562
Commercial	14,820	17,026

Total	$66,079	$65,588

U.S. Government backlog increased $2.7 million, or 5.6%, from December 31, 2004. U.S. Government backlog at the GSS decreased approximately $1.4 million due primarily to a decrease in the number of KC-135 PDM aircraft in backlog from 14 at December 31, 2004 to 13 at March 31, 2005. Backlog in U.S. Government programs at the MCS increased $4.1 million over this same period due to additional awards for a launch vehicle program.

Total commercial backlog decreased $2.2 million, or 13.0%, from December 31, 2004. Commercial backlog at the CSS decreased $2.2 million primarily as a result of the timing of customer orders for maintenance and cargo conversion work. Commercial backlog at the MCS remained unchanged due to continued demand for aircraft cargo system parts.

Overall, the mix of backlog shifted from 74% U.S. Government and 26% commercial at December 31, 2004 to 78% U.S. Government and 22% commercial at March 31, 2005. The shift from commercial to U.S. Government results primarily from the decrease in backlog at the CSS described above.

The Company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 9 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the Company’s 2004 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and two term loans, all as described in Note 5 to the Consolidated Financial Statements (see Item 1 herein). The Credit Agreement’s revolving credit facility bears interest at LIBOR plus 275 basis points (5.61% at March 31, 2005). Each of the term loans under the Credit Agreement bears interest at LIBOR plus 300 basis points (5.86% at March 31, 2005). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (2.27% at March 31, 2005). Had the interest rate of the variable rate debt increased 100 basis points, net income would have decreased by approximately $83,000 during the quarter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005. The Company performed additional procedures at March 31, 2005 in areas identified as having material weaknesses to verify the financial information presented herein is materially accurate.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

During the audit of the 2003 financial statements, the Company’s independent registered public accounting firm identified the following reportable conditions that together constituted a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles (“GAAP”) as a result of personnel in certain areas of the Company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) the lack of appropriate analysis and support for revenue recognition matters; (ii) lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) lack of appropriate analysis and support for inventory accounting matters; and (iv) lack of appropriate analysis and support for the reconciliation of inter-company transactions.

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

•	During the third quarter of 2004, the Company hired two additional persons for the positions of Assistant Controller and Inventory Accountant. The new Assistant Controller is a Certified Public Accountant (“CPA”), and the new Inventory Accountant has significant inventory control and reconciliation experience. During the fourth quarter of 2004, the Company hired a Vice President of Accounting who is a licensed CPA. With the most recent additions, the Company now employs seven CPAs in its accounting area. Moreover, the Company re-allocated several employees with significant GAAP experience to different positions within the Company and its subsidiaries to strengthen its human resources and GAAP expertise in appropriate areas.

The corrective action plan was not implemented in sufficient time prior to the audit of the 2004 financial statements to fully remediate the material weakness identified in the prior year.

Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting: (i) lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004; (ii) lack of appropriate analysis and support for inventory matters; (iii) lack of appropriate analysis and support for payroll accruals; (iv) lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001; and (v) lack of segregation of duties related to system access controls. Internal controls related to the reconciliation and reviews of the accounts described in items (i) – (iv) in the previous sentence were not operating sufficiently to detect and correct potential errors to the financial statements. The Company has expanded the scope of the corrective action plan to include a comprehensive review of the overall internal control structure and information systems modification requirements in an effort to remediate the material weaknesses which existed as of December 31, 2004. The corrective action plan includes detailed reviews of the reconciliation process for significant accounts, analysis of existing accounting policies, and increased financial audits by the Company’s internal audit staff.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 5. Other Information

On March 7, 2005, the Compensation Committee of the Company granted 5,000 stock options to each of the Company’s non-employee directors under the Company’s Nonqualified Stock Option Plan. All such options have an exercise price of $26.15 per share (which was the fair market value of the Company’s common stock on the date of grant), a ten-year term and vested on the date of grant.

On March 7, 2005, stock options were also granted under the Company’s Nonqualified Stock Option Plan to Ronald A. Aramini for 7,500 shares, John R. Lee for 4,000 shares, Doris K. Sewell for 3,000 shares and Eric L. Wildhagen for 500 shares. All such options have an exercise price of $26.15 per share, a ten-year term and vest in four equal annual installments beginning on the date of grant.

The Nonqualified Stock Option Plan is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. A copy of the form of Notice of Stock Option Grant to non-employee directors under the Nonqualified Stock Option Plan is included with this Form 10-Q as Exhibit 10.2. A copy of the form of Notice of Stock Option Grant to executive officers under the Nonqualified Stock Option Plan is included with this Form 10-Q as Exhibit 10.3.

Other than as disclosed in this Item 5, there was no information required to be disclosed by the Company in a report on Form 8-K during the first quarter of 2005 that was not so disclosed.

Item 6. Exhibits

Exhibit Number	Description

10.1	Ninth Amendment to the Credit Agreement dated March 31, 2005 among the Company, Wachovia Bank and Compass Bank (filed as an Exhibit 10.6 to the Company's current report on Form 8-K dated March 30, 2005 and incorporated herein by reference).

10.2	Form of Notice of Stock Option Grant to Non-Employee Directors under the Nonqualified Stock Option Plan.

10.3	Form of Notice of Stock Option Grant to Executive Officers under the Nonqualified Stock Option Plan.

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: May 13, 2005	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2005	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Finance & Accounting Officer)

-S1-