Form 10-Q
period 2005-06-30
PEMCO AVIATION GROUP INC
filed 2005-08-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005, or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2005
Common Stock, $.0001 par value	4,111,265

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	June 30, 2005 Unaudited	December 31, 2004
Current assets:
Cash and cash equivalents	$718	$3,354
Accounts receivable, net	24,740	38,247
Inventories, net	27,152	21,512
Deferred income taxes	660	2,966
Prepaid expenses and other	2,346	2,144

Total current assets	55,616	68,223

Machinery, equipment and improvements at cost:
Machinery and equipment	34,918	34,119
Leasehold improvements	29,275	27,563
Construction-in-process	384	1,573

	64,577	63,255
Less accumulated depreciation and amortization	(39,939)	(38,250)

Net machinery, equipment and improvements	24,638	25,005

Other non-current assets:
Deposits and other	2,268	2,005
Deferred income taxes	9,331	7,435
Related party receivable	492	482
Intangible pension asset	3,863	3,863
Intangible assets, net	95	112

	16,049	13,897

Total assets	$96,303	$107,125

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	June 30, 2005 Unaudited	December 31, 2004
Current liabilities:
Current portion of long-term debt	$1,911	$7,447
Current portion of pension liability	8,145	7,832
Current portion of income tax liability	—	59
Accounts payable - trade	7,826	14,034
Accrued health and dental	744	1,326
Accrued liabilities - payroll related	7,185	6,345
Accrued liabilities - other	3,355	4,790
Customer deposits in excess of cost	5,539	883

Total current liabilities	34,705	42,716

Long-term debt, less current portion	28,913	30,494
Long-term pension benefit liability	11,293	13,308
Other long-term liabilities	2,308	2,129

Total liabilities	77,219	88,647

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,107,015 and 4,104,344 outstanding at June 30, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	12,857	12,807
Retained earnings	35,499	34,708
Treasury stock, at cost – 413,398 shares at June 30, 2005 and December 31, 2004, respectively	(8,623)	(8,623)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	—	235
Minimum pension liability	(20,650)	(20,650)

Total stockholders’ equity	19,084	18,478

Total liabilities and stockholders’ equity	$96,303	$107,125

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net sales	$38,599	$43,515
Cost of sales	33,633	37,857

Gross profit	4,966	5,658
Selling, general and administrative expenses	5,728	7,204

Loss from operations	(762)	(1,546)
Other income	650	—
Interest expense	(466)	(277)

Loss before income taxes	(578)	(1,823)
Income tax benefit	(210)	(702)

Net loss	$(368)	$(1,121)

Net loss per common share:
Basic	$(0.09)	$(0.28)
Diluted	$(0.09)	$(0.28)
Weighted average common shares outstanding:
Basic	4,105	4,064
Diluted	4,105	4,064

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net sales	$82,647	$86,762
Cost of sales	69,497	72,169

Gross profit	13,150	14,593
Selling, general and administrative expenses	11,533	14,229

Income from operations	1,617	364
Other income	650	—
Interest expense	(908)	(502)

Income (loss) before income taxes	1,359	(138)
Income tax expense (benefit)	568	(53)

Net income (loss)	$791	$(85)

Net income (loss) per common share:
Basic	$0.19	$(0.02)
Diluted	$0.18	$(0.02)

Weighted average common shares outstanding:
Basic	4,105	4,055
Diluted	4,389	4,055

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from operating activities:
Net income	$791	$(85)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	1,714	2,231
Amortization of intangible assets	19	80
Provision (benefit) for deferred income taxes	568	(906)
Funding (over) under pension cost	(1,702)	(2,433)
Provision for losses on receivables	—	49
Provision for inventory valuation	—	39
Loss on disposals of machinery and equipment	79	10
Provisions for losses on contracts-in-process	1,920	(1,749)
Realized gain on deferred compensation plan investments	(340)	—
Other	—	202
Changes in assets and liabilities:
Accounts receivable, trade	13,507	(4,281)
Inventories	(7,454)	(5,438)
Prepaid expenses and other	(202)	(348)
Deposits and other	(315)	(90)
Customer deposits in excess of cost	4,656	(1,173)
Accounts payable and accrued liabilities	(7,265)	4,485

Total adjustments	5,185	(9,322)

Net cash provided by (used in) operating activities	5,976	(9,407)

Cash flows from investing activities:
Capital expenditures	(1,532)	(1,932)

Net cash used in investing activities	(1,532)	(1,932)

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Cash flows from financing activities:
Proceeds from exercise of stock options	39	2,022
Purchase of treasury stock	—	(1,542)
Net change under revolving credit facility	(6,602)	6,801
Principal payments under long-term debt	(515)	(510)
Borrowings under long-term debt	—	1,797
Other	(2)	—

Net cash (used in) provided by financing activities	(7,080)	8,568

Net decrease in cash and cash equivalents	(2,636)	(2,771)

Cash and cash equivalents, beginning of period	3,354	3,156

Cash and cash equivalents, end of period	$718	$385

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$908	$502

Income taxes	$115	$170

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

June 30, 2005 and 2004

1.	CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

2.	ASSIGNMENT OF LEASE

On September 2, 2004, the Company, through its Air International Incorporated (“AIA”) subsidiary, entered into an Asset Purchase Agreement with Avantair, Inc. The Asset Purchase Agreement provided for the assignment of AIA’s lease agreement with Pinellas County, Florida to Avantair, Inc., located on the leased premises located at the St. Petersburg-Clearwater International Airport. During January 2005, Avantair, Inc. assigned its rights under the Asset Purchase Agreement to AvAero Services, LLC (“AvAero”). AIA completed the assignment of its lease agreement April 21, 2005. The Company recognized a gain of approximately $650,000 that is included in other income on the consolidated statements of operations.

3.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. In periods with net losses all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share.

The following table represents the net income (loss) per share calculations for the three-month and six-month periods ended June 30, 2005 and 2004:

(All numbers in thousands, except income per share)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss)	$(368)	$(1,121)	$791	$(85)
Weighted average shares	4,105	4,064	4,105	4,055
Basic net income (loss) per share	$(0.09)	$(0.28)	$0.19	$(0.02)
Dilutive securities	—	—	284	—
Diluted weighted average shares	4,105	4,064	4,389	4,055
Diluted net income (loss) per share	$(0.09)	$(0.28)	$0.18	$(0.02)

Options to purchase 465,333 and 204,833 shares of Common Stock related to the three months ended June 30, 2005 and 2004, respectively, and options to purchase 272,333 and 211,333 shares of Common Stock related to the six months ended June 30, 2005 and 2004, respectively, were excluded from the computation of diluted net income (loss) per share because the option exercise price was greater than the average market price of the shares.

4.	STOCK OPTIONS

The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. Stock options granted during 2005 were valued using a binomial method. Stock options granted during prior periods were valued using another method. The following table illustrates what the effect on net income (loss) and net income (loss) per share would have been if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock options granted to employees.

(In thousands except per share information)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss) – as reported	$(368)	$(1,121)	$791	$(85)
Stock based compensation under fair value method, net of tax effect	(150)	(141)	(555)	(1,167)

Net income (loss) – pro forma	$(518)	$(1,262)	$236	$(1,252)

Net income (loss) per share, basic – as reported	$(0.09)	$(0.28)	$0.19	$(0.02)

Net income (loss) per share, diluted – as reported	$(0.09)	$(0.28)	$0.18	$(0.02)

Net income (loss) per share, basic – pro forma	$(0.13)	$(0.31)	$0.06	$(0.31)

Net income (loss) per share, diluted – pro forma	$(0.13)	$(0.31)	$0.05	$(0.31)

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) specifies that the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory and generally applied to that field, and (3) reflects all substantive characteristics of the instrument. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for the Company in the first quarter of 2006. As of the effective date, the Company intends to apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for the Company.

5.	INVENTORIES

Inventories as of June 30, 2005 and December 31, 2004 consist of the following:

(In thousands)

	June 30, 2005	December 31, 2004
Work in process	$26,521	$23,400
Finished goods	2,325	2,118
Raw materials and supplies	13,669	13,444

Total	42,515	38,962
Less reserves for obsolete inventory	(3,931)	(4,661)
Less milestone payments and customer deposits	(11,432)	(12,789)

	$27,152	$21,512

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

6.	DEBT

Debt as of June 30, 2005 and December 31, 2004 consists of the following:

(In thousands)

	June 30, 2005	December 31, 2004
Revolving credit facility; interest at LIBOR plus 2.75% (5.86% at June 30, 2005)	$24,177	$30,779
Bank Term Loan; interest at LIBOR plus 3.00% (6.11% at June 30, 2005)	2,500	3,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (6.11% at June 30, 2005)	1,797	1,797
Airport Authority Term Loan; interest at BMA plus 0.36% (2.74% at June 30, 2005)	2,320	2,320
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	30	45

Total long-term debt	30,824	37,941
Less portion reflected as current	(1,911)	(7,447)

Long term-debt, net of current portion	$28,913	$30,494

On December 16, 2002, the Company executed a Credit Agreement (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The original commitment under the Revolving Credit Facility was $25.0 million and was subsequently increased to $33.0 million. On June 28, 2005, the Revolving Credit Facility maturity date was extended to October 15, 2006 and the commitment level was set at $28 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75% (5.86% at June 30, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $24.2 million outstanding under the Revolving Credit Facility at June 30, 2005. Remaining borrowing capacity available under the facility at June 30, 2005, based upon the calculation that defines the borrowing base, totaled approximately $2.6 million.

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00% (6.11% at June 30, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which payments began January 31, 2003.

On May 22, 2003, the Company amended the Credit Agreement to create a line of credit for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The term for the Treasury Stock Term Loan expired on May 22, 2005. The repayment terms of the Treasury Stock Term Loan require repayment in 30 equal monthly installments of approximately $59,890 plus interest, which payments began July 1, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (BMA) plus 0.36% (2.74% at June 30, 2005). The Airport Authority Term Loan is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a five-year term.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

Principal maturities of debt as of June 30, 2005, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$1,911
1-3 years	27,128
3-5 years	365
Thereafter	1,420

$30,824

A significant portion of the debt maturing during the one to three year period listed above relates to the expiration of the Revolving Credit Facility, as amended. The Company expects that it will renew the agreement upon or prior to its maturity on October 15, 2006, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the Revolving Credit Facility, the Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to quarterly losses incurred by the Company during 2005 and 2004. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 12, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended on August 12, 2005 to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005 decreasing the required ratio of operating income to fixed charges from 1.0 to 1.0 and to increase the adjusted tangible net worth covenant from approximately $33.5 million to $38.4 million. If the Company is unable to comply with the covenants in the future and the lender does not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase.

7.	STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Non-Qualified Stock Option Plan exercised options for 2,200 and 84,445 shares, respectively, of the Company’s Common Stock during the three months ended June 30, 2005 and 2004. The Company recorded both the exercise price and a tax benefit totaling approximately $44,000 and $2.3 million, respectively, to Additional Paid-In Capital during the second quarter of 2005 and 2004 relating to these exercises.

8.	DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, that generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company classified the investments as trading securities as opposed to available for sale, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations. The fair market values of the assets in the rabbi trust at June 30, 2005 and December 31, 2004 were $2.0 million and $1.7 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.0 million and $1.7 million at June 30, 2005 and December 31, 2004, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

9.	EMPLOYEE BENEFIT PLANS

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

Components of the Plan’s net periodic pension cost were as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Service cost	$660	$642	$1,320	$1,284
Interest cost	1,774	1,792	3,548	3,584
Expected return on plan assets	(2,218)	(2,190)	(4,436)	(4,380)
Amortization of prior service cost	151	169	302	338
Amortization of net loss	506	268	1,012	536

Net pension cost	$873	$681	$1,746	$1,362

10.	CONTINGENCIES

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 43% and 57% of the Company’s total revenues during the six-month periods ended June 30, 2005 and 2004, respectively. The Company’s two largest programs generated approximately 70% and 84% of its revenues during the second quarters of 2005 and 2004, respectively. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the Company to renew or replace any of these customer contracts when they expire, could have a material adverse effect on the Company’s business, financial position or results of operations.

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

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for amounts owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase and trial has been set in Dale County, Alabama for September 2005. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

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

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002 the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004 the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, and the government has filed its brief in response. The U.S. Supreme Court has not released its decision as to whether it will accept the case. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”)

resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, and wells were installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both June 30, 2005 and December 31, 2004, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of June 30, 2005. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

The following table presents information about segment profit or loss for the three months ended June 30, 2005 and 2004:

(In Thousands)

Three Months Ended June 30, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$19,196	$13,390	$4,064	$36,650
Revenues from external foreign customers	—	1,775	174	1,949
Inter-company revenues	—	718	—	718

Total segment revenues	19,196	15,883	4,238	39,317
Elimination				(718)

Total revenue				$38,599

Gross profit	$1,613	$2,307	$1,046	$4,966
Segment operating income (loss)	(1,025)	179	84	(762)
Other income				650
Interest expense				(466)
Income tax benefit				210

Net loss				$(368)

Assets	$52,289	$37,925	$6,089	$96,303
Depreciation/amortization	400	388	39	827
Capital additions	275	82	179	536

Three Months Ended June 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$26,289	$9,996	$1,701	$37,986
Revenues from external foreign customers		5,375	154	5,529
Inter-company revenues	1	3,445	150	3,596

Total segment revenues	26,290	18,816	2,005	47,111
Elimination				(3,596)

Total revenue				$43,515

Gross profit	$1,301	$4,110	$247	$5,658
Segment operating income (loss)	(1,547)	488	(487)	(1,546)
Interest expense				(277)
Income tax benefit				702

Net loss				$(1,121)

Assets	$74,050	$33,612	$5,092	$112,754
Depreciation/amortization	818	337	117	1,272
Capital additions	1,175	207	4	1,386

The following table presents information about segment profit or loss for the six months ended June 30, 2005 and 2004:

(In Thousands)

Six Months Ended June 30, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$40,661	$30,501	$7,250	$78,412
Revenues from external foreign customers		3,801	434	4,235
Inter-company revenues		1,145	106	1,251

Total segment revenues	40,661	35,447	7,790	83,898
Elimination				(1,251)

Total revenue				$82,647

Gross profit	$5,423	$5,423	$2,304	$13,150
Segment operating income	528	781	308	1,617
Other income				650
Interest expense				(908)
Income tax expense				(568)

Net income				$791

Assets	$52,289	$37,925	$6,089	$96,303
Depreciation/amortization	792	857	84	1,733
Capital additions	1,133	191	208	1,532

Six Months Ended June 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$55,881	$21,146	$3,126	$80,153
Revenues from external foreign customers		6,260	349	6,609
Inter-company revenues	—	3,568	307	3,875

Total segment revenues	55,881	30,974	3,782	90,637
Elimination				(3,875)

Total revenue				$86,762

Gross profit	$7,671	$6,281	$641	$14,593
Segment operating income (loss)	1,994	(636)	(994)	364
Interest expense				(502)
Income tax benefit				53

Net income				$(85)

Assets	$74,050	$33,612	$5,092	$112,754
Depreciation/amortization	1,518	630	163	2,311
Capital additions	1,211	666	55	1,932

Due to the long-term nature of much of the Company’s business, the depreciation and amortization amounts recorded in the consolidated statements of operations will not directly match the change in accumulated depreciation and amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of depreciation costs on long-term contracts into work-in-process inventory.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The Company conducts its business through three operating segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The Company’s services are generally provided under traditional contracting agreements that include fixed-price, time and material, cost-plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

RESULTS OF OPERATIONS

Three months ended June 30, 2005

Versus three months ended June 30, 2004

The table below presents major highlights from the three months ended June 30, 2005 and 2004.

(In $Millions)

	2005	2004	Change
Revenue	$38.60	$43.52	(11.3%)
Gross Profit	4.97	5.66	(12.2%)
Operating loss	(0.76)	(1.55)	51.0%
Loss before taxes	(0.58)	(1.82)	68.1%
Net loss	(0.37)	(1.12)	67.0%
EBITDA	0.72	(0.27)	366.7%

EBITDA for the quarters ended June 30, 2005 and 2004 was calculated using the following approach:

(In $Millions)

	2005	2004
Net Loss	$(0.37)	$(1.12)
Interest	0.47	0.28
Taxes	(0.21)	(0.70)
Depreciation and Amortization	0.83	1.27

EBITDA	$0.72	$(0.27)

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

The overall decline in revenue was attributable to reduced work on the KC-135 program and a reduction of commercial work at the Company’s Dothan, Alabama facility. The Company continued to make progress improving operational efficiency and focusing the business on profitable programs. Despite lower revenue in the second quarter of 2005, the loss from operations decreased as compared to the second quarter of 2004. GSS reported increased gross profit in the second quarter of 2005 despite a 27% decline in revenue from the second quarter of 2004 as a result of these improvements. Cost controls have been implemented at Pemco Aeroplex and Pemco World Air Services, including a reduction in the workforce, and will continue until revenue levels increase.

The table below presents the highlights in revenue by operating segment for the three months ended June 30, 2005 and 2004.

(In $Millions)

	2005	2004	Change	% Change
GSS	$19.20	$26.29	$(7.09)	(27.0%)
CSS	15.88	18.82	(2.94)	(15.6%)
MCS	4.24	2.01	2.23	110.9%
Eliminations	(0.72)	(3.60)	2.88

Total	$38.60	$43.52	$(4.92)	(11.3%)

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 43% commercial and 57% government in 2005 and 38% commercial and 62% government in 2004.

GSS revenue decreased $7.1 million primarily as a result of lower revenue for non-routine work under the KC-135 Programmed Depot Maintenance (“PDM”) program of approximately $8.1 million. During the second quarter, the United States Air Force advised us that they were assessing the availability of funds related to the KC-135 program for the balance of the U.S. government fiscal year which ends September 30, 2005. During this assessment, aircraft inputs were suspended which ultimately resulted in delayed arrivals and reduced inputs during the second quarter of 2005. As a result, revenue from the KC-135 program for the second and third quarters of 2005 has decreased. The decrease in revenue was partially offset by an increase in revenue for routine work under the KC-135 PDM program of $1.5 million due to delivering one more aircraft in 2005 compared to 2004. Deliveries in 2004 were lower due to implementation of changes in the production process designed to improve flow days. GSS performed inspections on six Air Force C-130s during the second quarter of 2004 generating revenue of $2.4 million for which there was no comparable revenue in 2005. Revenue on C-130 aircraft under contract with the U.S. Coast Guard increased $1.6 million while revenue on other C-130 aircraft increased $0.3 million.

CSS revenue decreased $2.9 million as a result of decreased 737 cargo conversion work of $2.5 million due to delivering one cargo conversion aircraft in the second quarter of 2004 for which there was no comparable revenue in the second quarter of 2005 and decreased inter-company revenue of $2.0 million related to the conclusion of the KC-135 flight controls program. The decrease in revenue was partially offset by an increase in commercial MRO services of $1.6 million.

MCS revenue increased $2.2 million in the second quarter of 2005 versus the second quarter of 2004. Revenues increased due to additional work at Space Vector Corporation on U.S. government launch vehicle programs. Revenue at Pemco Engineers related to sales of high precision machined parts and other aircraft components remained relatively flat during the second quarter of 2005 compared to the second quarter of 2004.

Cost of sales decreased $4.2 million, or 11%, to $33.6 million during the second quarter of 2005 as a result of the lower revenue base. Cost of sales was 87% of revenue in the second quarter of 2005 and 2004. Gross profit was impacted by charges related to the USCG C-130 program of $1.8 million and $1.4 million in the second quarter of 2005 and 2004, respectively. The Company was notified by the Coast Guard that options for additional C-130 aircraft would not be exercised.

Selling, General and Administrative (“SG&A”) expenses decreased $1.5 million, or 20.5%, to $5.7 million in 2005. As a percentage of sales, SG&A expenses decreased to 14.8% in 2005 from 16.6% in 2004. The decrease in SG&A expense is primarily attributable to a charge of $0.9 million related to the purchasing of stock upon exercise of options from a former employee and approximately $0.7 million in accounting and legal charges during the second quarter of 2004 related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003.

The Company also recorded a gain of $0.65 million on the assignment of a lease located at the St. Petersburg-Clearwater International Airport. Interest expense increased $0.2 million due to increases in variable interest rates on debt compared to the second quarter of 2004.

Six months ended June 30, 2005

Versus six months ended June 30, 2004

The table below presents major highlights from the six months ended June 30, 2005 and 2004.

(In $Millions)

	2005	2004	Change
Revenue	$82.65	$86.76	(4.7%)
Gross Profit	13.15	14.59	(9.9%)
Operating income	1.62	0.36	350.0%
Income (loss) before taxes	1.36	(0.14)	1071.4%
Net income (loss)	0.79	(0.09)	977.8%
EBITDA	4.00	2.67	49.8%

EBITDA for the six months ended June 30, 2005 and 2004 was calculated using the following approach:

(In $Millions)

	2005	2004
Net Income (Loss)	$0.79	$(0.09)
Interest	0.91	0.50
Taxes	0.57	(0.05)
Depreciation and Amortization	1.73	2.31

EBITDA	$4.00	$2.67

The overall decline in revenue was attributable to reduced work on the KC-135 program and a reduction of commercial work at the Company’s Dothan, Alabama facility. The Company continued to make progress improving operational efficiency and focusing the business on profitable programs. Despite lower revenue in the first six months of 2005, the income from operations increased as compared to the first six quarters of 2004. Cost controls have been implemented at Pemco Aeroplex and Pemco World Air Services, including a reduction in the workforce, and will continue until revenue levels increase.

The table below presents the highlights in revenue by operating segment from the six months ended June 30, 2005 and 2004.

(In $Millions)

	2005	2004	Change	% Change
GSS	$40.66	$55.87	$(15.21)	(27.2%)
CSS	35.45	30.97	4.48	14.5%
MCS	7.79	3.78	4.01	106.1%
Eliminations	(1.25)	(3.86)	2.61

Total	$82.65	$86.76	$(4.11)	(4.7%)

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 45% commercial and 55% government in the first six months of fiscal year 2005 and 34% commercial and 66% government in the first six months of fiscal year 2004.

For the six months ended June 30, 2005, operating income increased by 350% despite lower revenue for that period. The improved operating performance realized in 2005 versus 2004 is due primarily to significant investments made in 2004 to improve process productivity and improve aircraft flow days on our KC-135 program.

GSS revenue decreased $15.2 million for the six-month period ended June 30, 2005 versus the six-month period ended June 30, 2004. Revenues under the KC-135 program decreased by $14.1 million as a result of lower non-routine work on each aircraft. During the first six months of 2005, the United States Air Force advised us that they were assessing the availability of funds related to the KC-135 program for the balance of the U.S. government fiscal year which ends September 30, 2005. During this assessment, aircraft inputs were suspended which ultimately resulted in delayed arrivals and reduced inputs during the second quarter of 2005. As a result, revenue from the KC-135 program for the second and third quarters has decreased. During the first six months of 2005 and 2004, the GSS delivered 11 PDM aircraft. GSS performed inspections on six C-130s during the first six months of 2004 generating revenue of $2.4 million for which there was no comparable revenue in 2005. GSS generated $4.4 million in revenue from USCG non-routine services for the USCG in 2005, compared to $3.1 million for the delivery of one USCG C-130 in 2004.

The increase in the CSS revenue of $4.5 million was attributable to an increase in commercial MRO services in 2005 of approximately $6.9 million and increased 737 cargo conversion work of $0.5 million, offset by decreased inter-company revenue of $2.9 million related to the conclusion of the KC-135 flight controls program.

Revenue at the MCS increased $4.0 million in the first half of 2005 versus the first half of 2004. Revenues at Space Vector Corporation increased $3.5 million due to additional work on U.S. government launch vehicle programs. Revenue at Pemco Engineers related to cargo systems and sales of high precision machined parts increased $0.5 million during the first six months of 2005 compared to the first six months of 2004.

Cost of sales decreased $2.7 million to $69.5 million during the first six months of 2005 as a result of the lower revenue base. Cost of sales decreased at a slightly lower rate than revenue because of fixed expenses. Gross profit was also impacted by charges related to the USCG C-130 program of $2.2 million and $2.7 million in the first six months of 2005 and 2004, respectively. The Company was notified by the Coast Guard that options for additional C-130 aircraft would not be exercised. This program resulted in significant losses for the Company in 2003, 2004 and 2005 of $2.7 million, $3.4 million and $2.2 million, respectively. In 2004, costs were incurred related to improving productivity and cost associated with projects to improve material flow to the aircraft, including point of use supply programs. Overall, the gross profit percentage of the Company decreased during this same period to 15.9% in the first six months of 2005 from 16.8% in the first six months of 2004.

SG&A expenses decreased $2.7 million, or 18.9%, to $11.5 million in 2005. As a percentage of sales, SG&A expenses decreased to 14.0% in 2005 from 16.4% in 2004. The decrease in SG&A expense is primarily attributable to a charge of $0.9 million related to the purchasing of stock upon exercise of options from a former employee in 2004 and approximately $1.6 million in accounting and legal charges during the first half of 2004 related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003.

The Company also recorded a gain of $0.65 million on the assignment of a lease located at the St. Petersburg-Clearwater International Airport. Interest expense increased $0.4 million due to increases in variable interest rates on debt compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In $thousands except long term debt to equity)

	June 30, 2005	December 31, 2004	Change
Cash and cash equivalents	$718	$3,354	$(2,636)
Working capital	20,911	25,507	(4,596)
Current portion of long-term debt and capital lease obligations	1,911	7,447	(5,536)
Long-term debt and capital lease obligations	28,913	30,494	(1,581)
Stockholders’ equity	19,084	18,478	606
Debt to equity	1.62	2.05	(0.43)

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

Cash Flow Overview

Operating activities provided $6.0 million of cash during the six months ended June 30, 2005 and used $9.4 million of cash during the same period of 2004. Cash of $1.5 million and $1.9 million was used during the first six months of 2005 and 2004, respectively, for capital expenditures. The Company contributed $3.5 million and $3.8 million during 2005 and 2004, respectively, to fund its pension plan. The Company used $0.5 million during each of the first six months of 2005 and 2004 to fund principal payments of long-term debt and used $6.6 million during the first six months of 2005 to reduce borrowings under the revolving credit facility. A major source of cash was the reduction of accounts receivable of $13.5 million or 35% due to decreased revenue from major customers and the renegotiation of payment terms in April 2005 with the Company’s largest customer which reduced the contractual collection period by 50%. The decrease in accounts receivable was partially offset by decreases in accounts payable of $6.2 million.

Future Capital Requirements

The Company has three large potential capital requirements in 2005: required minimum funding of the defined benefit pension plan, current maturities of long-term debt and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Plan was under-funded by approximately $23.3 million at December 31, 2004. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $7.8 million to the Plan during 2005, of which the Company has made contributions of approximately $3.5 million through June 30, 2005.

Current maturities of debt at June 30, 2005 and December 31, 2004 totaled $1.9 million and $7.4 million, respectively. As discussed more extensively below, current maturities of debt at December 31, 2004 included $5.8 million payable under the Revolving Credit Facility.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of Bay 2 and other facility upgrades in Birmingham during the first and second quarters of 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. The Company anticipates total capital expenditures of $3.0 to $4.0 million during 2005, of which $1.5 million has been spent through June 30, 2005.

Revolving Credit Facility

On December 16, 2002, the Company executed a Credit Agreement (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The original commitment under the Revolving Credit Facility was $25.0 million and was subsequently increased to $33.0 million. On June 28, 2005, the Revolving Credit Facility maturity date was extended to October 15, 2006 and the commitment level was set at $28.0 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75% (5.86% at June 30, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The Company reduced borrowings under the Revolving Credit Facility from $30.8 million as of December 31, 2004 to $24.2 million as of June 30, 2005, principally as a result of cash provided by operating activities. As a result, there were no current maturities under the Revolving Credit Facility as of June 30, 2005, compared to $5.8 million in current maturities under the revolver as of December 31, 2004.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $24.2 million outstanding under the Revolving Credit Facility at June 30, 2005. Remaining borrowing capacity available under the facility at June 30, 2005, based upon the calculation that defines the borrowing base, totaled approximately $2.6 million.

During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to quarterly losses incurred by the Company during 2005 and 2004. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 12, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended on August 12, 2005 to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005 decreasing the required ratio of operating income to fixed charges from 1.0 to 1.0 and to increase the adjusted tangible net worth covenant from approximately $33.5 million to $38.4 million. If the Company is unable to comply with the covenants in the future and the lender does not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase.

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

The aircraft services industry has been in a consolidation phase generally. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. The Company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future. On June 23, 2005, the Company announced it had engaged Bear, Stearns & Co. as its financial advisor to assist the Company in its exploration of strategic alternatives. There is no assurance that the consideration of strategic alternatives by the Company will lead to any action.

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of June 30, 2005 and 2004, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

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

Given the nature of the GSS’s business and customers, write-offs have historically been nominal. GSS’ customers are primarily the U.S. Government and more recently Boeing Corporation. The CSS primarily services the commercial airline market, and is therefore more susceptible to collectibility issues. Generally, the Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected. MCS business involving commercial customers has experienced some collectibility problems; however, historical write-offs have been insignificant to the Company’s operations as a whole.

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

BACKLOG

The following table presents the Company’s backlog (in thousands of dollars) at June 30, 2005 and December 31, 2004:

Customer Type	June 30, 2005	December 31, 2004
U.S. Government	$44,737	$48,562
Commercial	26,341	17,026

Total	$71,078	$65,588

The reduction in government backlog was related to decreases in the KC-135 program at GSS offset by increases at MCS. The GSS decreased backlog approximately $7.1 million year-over-year due primarily to fewer KC-135 aircraft in work. Backlog in government programs at the MCS increased $3.3 million during this same period due to award of contracts related to U.S. government launch vehicle programs.

Total commercial backlog increased $9.3 million. The increase in backlog at the CSS is due primarily to a contract with Alaska Airlines for aircraft conversion work including five firm conversion orders offset by lower inputs of aircraft from its largest customer, which is performing fewer heavy maintenance checks on its aircraft during the second and third quarters of 2005 compared to 2004. This reduction in the number of aircraft inputs at our commercial facility in Dothan, Alabama is also expected to be temporary, and a return to normal aircraft inputs from this customer is expected to result in the commercial business returning to normal levels by 2006.

Overall, the mix of backlog shifted from 74% U.S. Government and 26% commercial at December 31, 2004 to 63% U.S. Government and 37% commercial at June 30, 2005. The shift to commercial from U.S. Government results primarily from the increase in backlog at the CSS described above.

The backlog at June 30, 2005 is higher than at the end of 2004 and is expected to increase further by December 31, 2005. The Company expects to begin providing sustainment work on the P-3 Orion maritime patrol and antisubmarine warfare aircraft for the U.S. Navy with its partner, L-3 Communications, in the fourth quarter of 2005. The Company anticipates that the increasing backlog will result in revenue and net income growth in future years.

The Company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 10 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that are entitled to the protection of the safe harbors contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the Company’s 2004 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and two term loans, all as described in Note 6 to the Consolidated Financial Statements (see Item 1 herein). The Credit Agreement’s revolving credit facility bears interest at LIBOR plus 275 basis points (5.86% at June 30, 2005). Each of the term loans under the Credit Agreement bears interest at LIBOR plus 300 basis points (6.11% at June 30, 2005). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (2.74% at June 30, 2005). Had the interest rate of the variable rate debt increased 100 basis points, net loss would have been increased by approximately $118,000 during the first six months of 2005.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. The Company performed additional procedures at June 30, 2005 in areas identified as having material weaknesses to verify that the financial information presented herein is materially accurate.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003, including the restatement of its financial statements for the first three quarters of fiscal year 2003, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

During the audit of the 2003 financial statements, the Company’s independent registered public accounting firm identified the following reportable conditions that together constituted a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the Company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) lack of appropriate analysis and support for revenue recognition matters; (ii) lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) lack of appropriate analysis and support for inventory accounting matters; and (iv) lack of appropriate analysis and support for the reconciliation of inter-company transactions.

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

Specifically, the Company implemented the following:

•	During the first quarter and the early part of the second quarter of 2004, the Company evaluated the reportable conditions and adopted nine new formal corporate policies related to the four reportable conditions, including policies addressing revenue recognition, contract loss, and the reconciliation of inventory and intercompany accounts. These new policies, which in the aggregate cover all of the Company’s segments, include:

1.	Corporate Intercompany Reconciliation Policy,

2.	Corporate Inventory Reconciliation Policy,

3.	Pemco Aeroplex Revenue Recognition Policy,

4.	Pemco Aeroplex Contract Loss Policy,

5.	Pemco World Air Services Revenue Recognition Policy,

6.	Pemco World Air Services Contract Loss Policy,

7.	Space Vector Revenue Recognition Policy,

8.	Space Vector Contract Loss Policy, and

9.	Pemco Engineers Revenue Recognition Policy.

•	In furtherance of implementing the new policies described above, in April of 2004, the Company engaged Navigant Consulting, Inc. to independently review those policies as well as the Company’s implementation of them. Navigant focused primarily on revenue recognition and contract loss accruals. The Company gave Navigant access to all necessary personnel for Navigant to evaluate the Company’s new policies as well as other aspects of the Company’s disclosure controls and procedures. Subsequently, Navigant provided the Company with several recommendations to further strengthen the Company’s disclosure controls and procedures, including (i) using current productivity to measure future productivity; (ii) revising the Company’s spreadsheets used for calculation of loss accrual and estimated time to complete; and (iii) reorganizing and supplementing the data package provided by the segment controllers to the Corporate Controller regarding each aircraft in work, which the Corporate Controller reviews in connection with his end of quarter review. The Company implemented those recommendations during the second and third quarters of 2004.

•	At the end of the first quarter of 2004, the Company, with KPMG’s assistance, conducted a training seminar for the Chief Executive Officer, the Chief Financial Officer, Presidents of the Company’s subsidiaries, production personnel and contracts personnel on revenue recognition and the estimation of loss contracts. The seminar provided further education to non-accounting personnel regarding the importance of revenue recognition and estimates to complete for loss accruals in accordance with GAAP. In addition, accounting personnel met with KPMG on Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, revenue recognition (SAB 101 and SOP 81-1) and contract loss accruals. The Company intends to conduct similar seminars periodically in the future.

•	At the end of the first quarter of 2004, the Company created an eight person disclosure committee consisting of the Company’s Corporate Controller, five segment controllers, the Company’s general counsel and one member of the Company’s internal audit staff. The disclosure committee, which meets at least once a quarter, assists the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company by assisting in various tasks, in each case subject to the supervision and oversight of the Chief Executive Officer and Chief Financial Officer. Such tasks include designing appropriate disclosure controls, monitoring the integrity and effectiveness of the Company’s disclosure controls and reviewing and supervising the preparation of the Company’s periodic and current reports, proxy statements, registration statements and any other information filed with the Commission.

•	During the third quarter of 2004, the Company hired two additional persons for the positions of Assistant Controller and Inventory Accountant. The Assistant Controller is a Certified Public Accountant (“CPA”), and the Inventory Accountant has significant inventory control and reconciliation experience. During the fourth quarter of 2004, the Company hired a Vice President of Accounting with GAAP expertise. With the most recent additions, the Company now employs seven CPA’s in its accounting area. Moreover, the Company re-allocated several employees with significant GAAP experience to different positions within the Company and its subsidiaries to strengthen its human resources and GAAP expertise in appropriate areas.

The corrective action plan was not implemented within sufficient time prior to the audit of the 2004 financial statements to fully remediate the material weakness identified in the prior year. Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting: (i) lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004; (ii) lack of appropriate analysis and support for inventory matters; (iii) lack of appropriate analysis and support for payroll accruals; (iv) lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001; and (v) lack of segregation of duties related to system access controls. Internal controls related to the reconciliation and reviews of the accounts described in items (i) – (iv) in the previous sentence were not operating sufficiently to detect and correct potential errors to the financial statements. The Company has expanded the scope of the corrective action plan to include a comprehensive review of the overall internal control structure and information systems modification requirements in an effort to remediate the material weaknesses which existed as of December 31, 2004. The corrective action plan includes detailed reviews of the reconciliation process for significant accounts, analysis of existing accounting policies, and increased financial audits by the Company’s internal audit staff.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 11, 2005. At the meeting, stockholders elected Mark K. Holdsworth and Thomas C. Richards as Class II directors to serve until 2008.

The number of votes cast for or withheld for each director nominee was as follows:

Nominee	For	Withheld
Mark K. Holdsworth	3,538,919	73,530
Thomas C. Richards	3,488,023	124,426

Robert E. Joyal and Michael E. Tennenbaum continued in office as members of the Board of Directors, with their terms expiring at the 2006 Annual Meeting of Stockholders. Ronald A. Aramini, Harold T. “Skip” Bowling and Ronald W. Yates continued in office as members of the Board of Directors with their terms expiring at the 2007 Annual Meeting of Stockholders.

Item 5.	Other Information

On August 9, 2005, the collective bargaining agreement between the International Association of Machinists and Aerospace Workers (“IAM”) and Pemco World Air Services (“PWAS”) expired. Prior to expiration, the union membership authorized a strike. Two days after expiration, the Company implemented lock out procedures for PWAS employees covered under the collective bargaining agreement with IAM. The Company is not presently able to determine the impact of the lockout on future financial results.

On August 12, 2005, Pemco Aviation Group, Inc. (the “Company”) entered into an amendment to its December 16, 2002 Credit Agreement (the “Credit Agreement”) with Wachovia Bank, (successor by merger to SouthTrust Bank) and Compass Bank (the “Banks”). The amendment requires:

•	a fixed charge coverage ratio of not less than 1.0 to 1.0 beginning with the year ending December 31, 2005;
•	an adjusted tangible net worth of not less than $38,449,000, plus 60% of net income as of each quarter-end beginning December 31, 2005;
•	a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

The Banks waived the fixed charge coverage ratio financial covenant for the quarters ended June 30, 2005 and September 30, 2005.

The foregoing description of the August 12, 2005 amendments to the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment, which is filed as Exhibit 10.3 to this report and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Tenth Amendment to the Credit Agreement dated April 30, 2005 between the Company and Wachovia Bank and Compass Bank, executed May 6, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K dated May 6, 2005 and incorporated by reference herein).

10.2	Eleventh Amendment to the Credit Agreement dated June 28, 2005 between the Company and Wachovia Bank and Compass Bank (filed as an exhibit to the Company’s Current Report on Form 8-K dated June 28, 2005 and incorporated by reference herein).

10.3	Twelfth Amendment to the Credit Agreement dated August 12, 2005 between the Company and Wachovia Bank and Compass Bank.

10.4	Asset Purchase Agreement dated September 2, 2004, between Air International Incorporated and Avantair, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K dated April 21, 2005 and incorporated by reference herein).

10.5	First Amendment to Asset Purchase Agreement dated January 12, 2005, between Air International Incorporated and AvAero Services, LLC (filed as an exhibit to the Company’s Current Report on Form 8-K dated April 21, 2005 and incorporated by reference herein).

10.6	Assignment, Assumption and Amendment of Lease dated April 21, 2005, among Air International Incorporated, AvAero Services, LLC, Mark Dessy, Joe McAdams and Pinellas County, Florida (filed as an exhibit to the Company’s Current Report on Form 8-K dated April 21, 2005 and incorporated by reference herein).

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: August 15, 2005	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2005	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and Chief Financial Officer (Principal Finance Officer)

Dated: August 15, 2005	By:	/s/ Randall C. Shealy
Randall C. Shealy, Vice President-Accounting (Principal Accounting Officer)

S-1