Form 10-Q
period 2005-09-30
PEMCO AVIATION GROUP INC
filed 2005-11-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005,

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

205-510-4051

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common Stock, $.0001 par value	4,524,663

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

-S2-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	September 30, 2005	December 31, 2004
	Unaudited
Current assets:
Cash and cash equivalents	$42	$3,354
Accounts receivable, net	18,917	38,247
Inventories, net	23,880	21,512
Deferred income taxes	3,315	2,966
Prepaid expenses and other	2,323	2,144

Total current assets	48,477	68,223

Machinery, equipment and improvements at cost:
Machinery and equipment	33,053	34,119
Leasehold improvements	29,511	27,563
Construction-in-process	798	1,573

	63,362	63,255
Less accumulated depreciation and amortization	(38,388)	(38,250)

Net machinery, equipment and improvements	24,974	25,005

Other non-current assets:
Deposits and other	2,301	2,005
Deferred income taxes	9,166	7,435
Related party receivable	498	482
Intangible pension asset	3,863	3,863
Intangible assets, net	130	112

	15,958	13,897

Total assets	$89,409	$107,125

The accompanying notes are an integral part

of these consolidated statements.

-S3-

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	September 30, 2005	December 31, 2004
	Unaudited
Current liabilities:
Current portion of long-term debt	$23,864	$7,447
Current portion of pension liability	10,490	7,832
Current portion of income tax liability	—	59
Accounts payable - trade	7,587	14,034
Accrued health and dental	637	1,326
Accrued liabilities - payroll related	6,744	6,345
Accrued liabilities - other	4,571	4,790
Customer deposits in excess of cost	8,019	883

Total current liabilities	61,912	42,716

Long-term debt, less current portion	1,960	30,494
Long-term pension benefit liability	7,655	13,308
Other long-term liabilities	2,237	2,129

Total liabilities	73,764	88,647

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,111,265 and 4,104,344 outstanding at September 30, 2005 and December 31, 2004, respectively	1	1
Additional paid-in capital	13,165	12,807
Retained earnings	31,752	34,708
Treasury stock, at cost – 413,398 shares at September 30, 2005 and December 31, 2004	(8,623)	(8,623)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	—	235
Minimum pension liability	(20,650)	(20,650)

Total stockholders’ equity	15,645	18,478

Total liabilities and stockholders’ equity	$89,409	$107,125

The accompanying notes are an integral part

of these consolidated statements.

-S4-

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004
Net sales	$31,025	$54,911
Cost of sales	28,684	45,914

Gross profit	2,341	8,997

Selling, general and administrative expenses	6,554	8,194
Provision for doubtful accounts	1,519	—

(Loss)/Income from operations	(5,732)	803

Interest expense	(489)	(351)

(Loss)/Income before income taxes	(6,221)	452
Income tax (benefit)/expense	(2,474)	174

Net (loss)/income	$(3,747)	$278

Net (loss)/income per common share:
Basic	$(0.91)	$0.07
Diluted	$(0.91)	$0.06

Weighted average common shares outstanding:
Basic	4,111	4,138
Diluted	4,111	4,360

The accompanying notes are an integral part

of these consolidated statements.

-S5-

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net sales	$113,672	$141,674
Cost of sales	98,181	118,084

Gross profit	15,491	23,590

Selling, general and administrative expenses	18,087	22,423
Provision for doubtful accounts	1,519	—

(Loss)/Income from operations	(4,115)	1,167

Other income	650	—
Interest expense	(1,397)	(853)

(Loss)/Income before income taxes	(4,862)	314
Income tax (benefit)/expense	(1,906)	121

Net (loss)/income	$(2,956)	$193

Net (loss)/income per common share:
Basic	$(0.72)	$0.05
Diluted	$(0.72)	$0.04

Weighted average common shares outstanding:
Basic	4,107	4,083
Diluted	4,107	4,461

The accompanying notes are an integral part

of these consolidated statements

-S6-

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net (loss)/income	$(2,956)	$193

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	2,846	2,659
Amortization of intangible assets	37	107
Provision for deferred income taxes	(1,906)	(942)
Funding over pension cost	(2,995)	(4,577)
Provision for losses on receivables	1,519	—
Loss on disposals of machinery and equipment	81	—
Provision for losses on contracts-in-process	1,433	2,176
Non cash compensation expense for option extension	221	—
Realized gain on deferred compensation plan investments	(340)	—
Changes in assets and liabilities:
Accounts receivable, trade	17,811	3,443
Related party receivable	—	(16)
Inventories	(3,771)	(7,383)
Prepaid expenses and other	(179)	(714)
Deposits and other	(354)	375
Customer deposits in excess of cost	7,136	(3,214)
Accounts payable and accrued liabilities	(6,907)	910

Total adjustments	14,632	(7,176)

Net cash provided by (used in) operating activities	11,676	(6,983)

Cash flows from investing activities:
Capital expenditures	(2,926)	(2,967)

Net cash used in investing activities	(2,926)	(2,967)

Cash flows from financing activities:
Proceeds from exercise of stock options	111	2,259
Purchase of treasury stock	—	(1,580)
Net change under revolving credit facility	(10,986)	5,889
Principal payments under long-term debt	(1,131)	(774)
Borrowings under long-term debt	—	1,767
Other	(56)	—

Net cash (used in) provided by financing activities	(12,062)	7,561

Net decrease in cash and cash equivalents	(3,312)	(2,389)

Cash and cash equivalents, beginning of period	3,354	3,156

Cash and cash equivalents, end of period	$42	$767

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,359	$853

Income taxes	$115	$709

The accompanying notes are an integral part

of these consolidated statements

-S7-

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2005 and 2004

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

2. ASSIGNMENT OF LEASE

On September 2, 2004, the Company, through its Air International Incorporated (“AIA”) subsidiary, entered into an Asset Purchase Agreement with Avantair, Inc. The Asset Purchase Agreement provided for the assignment of AIA’s lease agreement with Pinellas County, Florida to Avantair, Inc., located on the leased premises located at the St. Petersburg-Clearwater International Airport. During January 2005, Avantair, Inc. assigned its rights under the Asset Purchase Agreement to AvAero Services, LLC (“AvAero”). AIA completed the assignment of its lease agreement and the sale of the airplane hangars and other personal property to AvAero pursuant to an Assignment, Assumption and Amendment of Lease dated April 21, 2005. The Company recognized a gain of approximately $0.65 million that is included in other income on the consolidated statements of operations for the nine-months ended September 30, 2005.

3. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share was computed by dividing net (loss) income by the weighted average number of shares of Common Stock outstanding during the periods. Diluted net (loss) income per share was computed by dividing net (loss) income by the weighted average number of shares of Common Stock and the dilutive effects of the shares awarded under the Company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. In periods with net losses all Common Stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share.

The following table represents the net (loss) income per share calculations for the three-month and nine-month periods ended September 30, 2005 and 2004:

(All numbers in thousands, except income per share)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net (loss) income	$(3,747)	$278	$(2,956)	$193
Weighted average shares	4,111	4,138	4,107	4,083
Basic net (loss) income per share	$(0.91)	$0.07	$(0.72)	$0.05
Dilutive securities	—	222	—	378
Diluted weighted average shares	4,111	4,360	4,107	4,461
Diluted net (loss) income per share	$(0.91)	$0.06	$(0.72)	$0.04

Options to purchase 225,333 and 211,333 shares of Common Stock at September 30, 2004 were excluded from the computation of diluted net income per share for the three months ended and nine months ended September 30, 2004, respectively, because the option exercise price was greater than the average market price of the shares.

-S8-

4. STOCK OPTIONS

The Company uses the fair value method for stock options granted for services rendered by non-employees in accordance with SFAS No. 123 “Accounting for Stock Based Compensation.”

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for stock option grants to individuals defined as employees. Accordingly, no compensation expense is recognized for options granted at or above the fair market value of the underlying stock on the grant date. Stock options granted during 2005 were valued using a binomial method. Stock options granted during prior periods were valued using another method. The following table illustrates what the effect on net (loss) income and net (loss) income per share would have been if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock options granted to employees.

(In thousands except per share information)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net (loss)/income – as reported	$(3,747)	$278	$(2,956)	$193
Stock based compensation under fair value method, net of tax effect	(167)	(182)	(723)	(1,339)

Net (loss)/income – pro forma	$(3,914)	$96	$(3,679)	$(1,146)

Net (loss)/income per share, basic – as reported	$(0.91)	$0.07	$(0.72)	$0.05

Net (loss)/income per share, diluted – as reported	$(0.91)	$0.06	$(0.72)	$0.04

Net (loss)/income per share, basic – pro forma	$(0.95)	$0.02	$(0.90)	$(0.28)

Net (loss)/income per share, diluted – pro forma	$(0.95)	$0.02	$(0.90)	$(0.28)

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

The Statement will be effective for the Company in the first quarter of 2006. As of the effective date, the Company intends to apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table

-S9-

above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years. As of the date of this filing, no decisions have been made as to which option pricing model is most appropriate for the Company.

5. INVENTORIES

Inventories as of September 30, 2005 and December 31, 2004 consisted of the following:

(In thousands)

	September 30, 2005	December 31, 2004
Work in process	$25,425	$23,400
Finished goods	2,361	2,118
Raw materials and supplies	13,197	13,444

Total	40,983	38,962
Less reserves for obsolete inventory	(3,904)	(4,661)
Less milestone payments and customer deposits	(13,199)	(12,789)

	$23,880	$21,512

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The Company limited inventoried costs to amounts estimated to be recoverable at its Dothan, Alabama facility during a lock out of the union employees.

6. DEBT

Debt as of September 30, 2005 and December 31, 2004 consisted of the following:

(In thousands)

	September 30, 2005	December 31, 2004
Revolving Credit Facility; interest at LIBOR plus 2.75% (6.44% at September 30, 2005)	$19,793	$30,779
Bank Term Loan; interest at LIBOR plus 3.00% (6.69% at September 30, 2005)	2,250	3,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (6.69% at September 30, 2005)	1,617	1,797
Airport Authority Term Loan; interest at BMA plus 0.36% (2.90% at September 30, 2005)	2,140	2,320
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	24	45

Total long-term debt	25,824	37,941
Less portion reflected as current	(23,864)	(7,447)

Long term-debt, net of current portion	$1,960	$30,494

On December 16, 2002, the Company executed a Credit Agreement (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The original commitment under the Revolving Credit Facility was $25.0 million and was subsequently increased to $33.0 million. On June 28, 2005, the Revolving Credit Facility maturity date was extended to October 15, 2006 and the commitment level was set at $28.0 million. The Revolving Credit

-S10-

Facility bears interest at LIBOR plus 2.00% to 2.75% (6.44% at September 30, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $19.8 million outstanding under the Revolving Credit Facility at September 30, 2005. Remaining borrowing capacity available under the facility at September 30, 2005, based upon the calculation that defines the borrowing base, totaled approximately $2.4 million.

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00% (6.69% at September 30, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which payments began January 31, 2003.

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

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (BMA) plus 0.36% (2.90% at September 30, 2005). The Airport Authority Term Loan is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a five-year term.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

Principal maturities of debt as of September 30, 2005, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$23,864
1-3 years	360
3-5 years	360
Thereafter	1,240

$25,824

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

During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005 and 2004. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004 and amended the Credit Agreement to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5

-S11-

million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005 and amended the Credit Agreement to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million.

During the third quarter of 2005, the Company violated the revised adjusted tangible net worth covenant. As a result of this violation, the Company has classified all debt covered by the Credit Agreement as short-term in the Consolidated Balance Sheets. The lenders have waived all violations of debt covenants through September 30, 2005. The Company has no current arrangements with respect to sources of additional financing and the recent negative results of operations will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue their operations. The Company’s ability to continue to borrow funds from the lenders under the Credit Agreement is dependent on their ability to meet the lenders’ borrowing conditions at the relevant times. If the Company is unable to comply with the covenants in the future and the lender does not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase although the lender has not indicated an intent to cause this to happen.

7. STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Non-Qualified Stock Option Plan exercised options for 4,250 and 22,410 shares of the Company’s Common Stock during the three months ended September 30, 2005 and 2004, respectively. The Company recorded both the exercise price and a tax benefit totaling approximately $86,000 and $237,000 to Additional Paid-In Capital during the third quarters of 2005 and 2004, respectively, relating to these exercises. During the nine months ended September 30, 2005 and 2004, holders of stock options exercised options for 6,921 shares and 106,855 shares of the Company’s Common Stock, respectively. The Company recorded the exercise price net of the tax benefit totaling approximately $137,000 and $2.3 million to Additional Paid-In Capital during the third quarters of 2005 and 2004, respectively, relating to these exercises.

8. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer that generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations for the nine month period ended September 30, 2005. The fair market values of the assets in the rabbi trust at September 30, 2005 and December 31, 2004 were $2.0 million and $1.7 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.0 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

-S12-

Components of the Plan’s net periodic pension cost were as follows:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Service cost	$743	$642	$2,063	$1,926
Interest cost	1,864	1,792	5,412	5,376
Expected return on plan assets	(2,218)	(2,190)	(6,654)	(6,570)
Amortization of prior service cost	318	169	620	507
Amortization of net loss	506	268	1,518	804

Net pension cost	$1,213	$681	$2,959	$2,043

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

On October 19, 2005, the Company received notification from the U.S. Government that an audit of the KC-135 contract for services provided from 1990 to 1994 had been completed and the Company owed the U.S. Government approximately $1.1 million. A preliminary investigation by the Company of its internal records did not indicate that any amount was owed on this contract. The Company is in the process of accumulating all historical records related to this contract to compare with the records used by the U.S. Government in the audit of the contract. If the internal records of the Company are incorrect, the Company would be liable for $1.1 million for this contract. No amount has been accrued at September 30, 2005 for the resolution of this matter.

The Company has a contract with the U.S. Coast Guard that expired in August 2005. The Company has incurred significant losses in 2003, 2004 and 2005 related to this contract. In addition, several aircraft have been delivered after the original contractual delivery date due to additional work performed on the aircraft. This work was required by the customer after the aircraft were undergoing maintenance. Final resolution of all the issues related to this contract, which could result in additional amounts owed to the U.S. Coast Guard or to the Company, may take a significant amount of time. No asset or liability has been accrued at September 30, 2005 other than the additional cost related to completing maintenance services on existing aircraft. The Company expects to be substantially complete with all Coast Guard work by the end of the fourth quarter.

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 44% and 70% of the Company’s total revenues during the nine-month periods ended September 30, 2005 and 2004, respectively. The Company’s two largest programs generated approximately 69% and 83% of its revenues during the nine-month periods ended September 30, 2005 and 2004, respectively. The Company’s largest commercial customer declared Chapter 11 bankruptcy during the third quarter of 2005. The Company recorded a charge of $1.5 million related to this bankruptcy. The Company is continuing to provide services to this customer; however, the future impact on the Company of the bankruptcy filing cannot be determined. Termination or a disruption of any of its significant customer contracts, including by way of option years not being exercised, or the inability of the Company to renew or replace any of these customer contracts when they expire, could have a material adverse effect on the Company’s business, financial position or results of operations.

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

-S13-

Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration, the first hearing being held on November 7, 2005. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for amounts owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase and trial has been set in Dale County, Alabama for February 2006. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims include entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals (ASBCA), which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002 the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004 the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case is now remanded back to federal district court in Birmingham, Alabama. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, disability and age, have been made against the Company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, are material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of

-S14-

any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company’s financial position or results of operations.

-S15-

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, and wells were installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005 and no response has been received. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both September 30, 2005 and December 31, 2004, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. The Company anticipates the total cost of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of September 30, 2005. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

-S16-

The following table presents information about segment profit or loss for the three-month periods ended September 30, 2005 and 2004:

(In Thousands)

Three Months Ended September 30, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$18,041	$8,475	$3,852	$30,368
Revenues from external foreign customers	—	551	106	657
Inter-company revenues	—	96	43	139

Total segment revenues	18,041	9,122	4,001	31,164
Elimination				(139)

Total revenue				$31,025

Gross profit	$1,430	$(365)	$1,276	$2,341
Segment operating loss	(1,088)	(4,617)	(27)	(5,732)
Other income				$—
Interest benefit				$(489)
Income tax benefit				$(2,474)

Net loss				$(3,747)

Assets	$49,432	$33,134	$6,843	$89,409
Depreciation/amortization	394	646	110	1,150
Capital additions	961	77	356	1,394

Three Months Ended September 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$36,406	$15,958	$1,529	$53,893
Revenues from external foreign customers	—	938	80	1,018
Inter-company revenues	—	293	54	347

Total segment revenues	36,406	17,189	1,663	55,258
Elimination				(347)

Total revenue				$54,911

Gross profit	$5,395	$3,088	$514	$8,997
Segment operating income/(loss)	1,491	72	(760)	803
Interest expense				(351)
Income tax expense				174

Net income				$278

Assets	$63,276	$39,716	$5,418	$108,410
Depreciation/amortization	925	395	50	1,370
Capital additions	815	206	14	1,035

-S17-

The following table presents information about segment profit or loss for the nine-month periods ended September 30, 2005 and 2004:

(In Thousands)

Nine Months Ended September 30, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$58,702	$38,976	$11,102	$108,780
Revenues from external foreign customers	—	4,352	540	4,892
Inter-company revenues	—	294	149	443

Total segment revenues	58,702	43,622	11,791	114,115
Elimination				(443)

Total revenue				$113,672

Gross profit	$6,853	$5,058	$3,580	$15,491
Segment operating income/(loss)	(560)	(3,836)	281	(4,115)
Other income				650
Interest expense				(1,397)
Income tax expense				(1,906)

Net loss				$(2,956)

Assets	$49,432	$33,134	$6,843	$89,409
Depreciation/amortization	1,186	1,503	194	2,883
Capital additions	2,094	268	564	2,926

Nine Months Ended September 30, 2004	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$92,286	$37,105	$4,657	$134,048
Revenues from external foreign customers	—	7,197	429	7,626
Inter-company revenues	—	2,849	360	3,209

Total segment revenues	92,286	47,151	5,446	144,883
Elimination				(3,209)

Total revenue				$141,674

Gross profit	$19,467	$5,409	$(1,286)	$23,590
Segment operating income/(loss)	6,576	(4,026)	(1,383)	1,167
Interest expense				(853)
Income tax benefit				121

Net income				$193

Assets	$63,276	$39,716	$5,418	$108,410
Depreciation/amortization	1,527	1,026	213	2,766
Capital additions	2,025	872	70	2,967

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

-S18-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The Company conducts its business through three operating segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The Company’s services are generally provided under traditional contracting agreements that include fixed-price, time and material, cost-plus and variations of such arrangements. The Company’s revenues and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

RESULTS OF OPERATIONS

Three months ended September 30, 2005

Versus three months ended September 30, 2004

The table below presents major highlights from the three months ended September 30, 2005 and 2004.

(In $Millions)

	2005	2004	% Change
Revenue	$31.03	$54.91	(43.5)%
Gross Profit	2.34	9.00	(74.0)%
Operating (loss)/income	(5.73)	0.80	(813.8)%
(Loss)/Income before taxes	(6.22)	0.45	(1476.3)%
Net (loss)/income	(3.75)	0.28	(1439.3)%
EBITDA	(4.58)	2.17	(310.6)%

EBITDA for the quarters ended September 30, 2005 and 2004 was calculated using the following approach:

(In $Millions)

	2005	2004
Net (loss)/income	$(3.75)	$0.28
Interest	0.49	0.35
Tax (benefit)/expense	(2.47)	0.17
Depreciation and Amortization	1.15	1.37

EBITDA	$(4.58)	$2.17

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

-S19-

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

The decline in revenue was attributable to reduced deliveries on the KC-135 program at the Company’s Birmingham, Alabama facility, a temporary reduction of commercial work from the Company’s largest commercial customer and a lockout of the union employees at the Company’s Dothan, Alabama facility. The reduced deliveries on the KC-135 program were the result of a temporary reduction of aircraft inducted for maintenance. The volume of aircraft inducted has returned to historical levels and deliveries of KC-135 aircraft are expected to increase in future quarters compared to the third quarter of 2005. CSS’s largest customer accelerated maintenance on its aircraft in 2005 in anticipation of a strike by its mechanics. As a result, the customer inducted fewer aircraft at the Company’s Dothan facility in the third quarter of 2005. Also during the third quarter of 2005, the customer declared Chapter 11 bankruptcy. The Company reserved $1.5 million for potential uncollectible accounts receivable from the customer as a result of the bankruptcy. On August 7, 2005, members of the International Association of Machinists (IAM) union at the Company’s Dothan facility voted to authorize union representatives to strike after the union contract expired on August 9, 2005. On August 11, 2005, the Company elected to lock out union workers. The lock out ended on October 11, 2005 when an agreement was reached with the union. The Company expects the Dothan facility to return to historical levels of business by the beginning of the first quarter of 2006.

The table below presents the highlights in revenue by operating segment for the three-month periods ended September 30, 2005 and 2004.

(In $Millions)

	2005	2004	Change	% Change
GSS	$18.04	$36.41	$(18.37)	(50.5)%
CSS	9.12	17.19	(8.07)	(46.9)%
MCS	4.00	1.66	2.34	141.0%
Eliminations	(0.14)	(0.35)	0.21

Total	$31.02	$54.91	$(23.89)	(43.5)%

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 35% commercial and 65% government in 2005 and 34% commercial and 66% government in 2004.

GSS revenue decreased $18.4 million primarily as a result of lower revenue under the KC-135 Programmed Depot Maintenance (“PDM”) program of approximately $18.4 million. Only three KC-135 aircraft were delivered in the third quarter of 2005 versus ten in the third quarter of 2004. During the second quarter of 2005, the United States Air Force (“USAF”) advised us that they were assessing the availability of funds related to the KC-135 program for the balance of the U.S. government fiscal year which ended September 30, 2005. During this assessment, aircraft inputs were suspended which ultimately resulted in delayed arrivals and reduced inputs during the second quarter of 2005 which resulted in reduced deliveries in the third quarter. Inductions increased during the third quarter and deliveries are expected to return to normal levels in future quarters. GSS completed inspections on two Air Force C-130s during the third quarter of 2004 generating revenue of $0.9 million for which there was no comparable revenue in 2005. PDM revenue on C-130 aircraft under another contract with the USAF increased $0.5 million during 2005.

-S20-

CSS revenue decreased $8.1 million as a result of decreased 737 cargo conversion work of $5.0 million due to delivering two cargo conversion aircraft in the third quarter of 2004 for which there was no comparable revenue in the third quarter of 2005. Revenue from CSS’ largest commercial customer decreased $2.2 million due to inducting fewer aircraft in the third quarter. Revenue for MRO services on DC-8 aircraft was $1.8 million in the third quarter of 2004 due to the delivery of one aircraft for which there was no comparable revenue in the third quarter of 2005. The decreases in revenue were partially offset by an increase in commercial MRO services on 767 aircraft of $1.3 million.

MCS revenue increased $2.3 million in the third quarter of 2005 versus the third quarter of 2004. Revenues increased $2.0 million at Space Vector Corporation due to additional work on U.S. government launch vehicle programs. Revenue at Pemco Engineers related to sales of high precision machined parts and other aircraft components increased $0.3 million during the third quarter of 2005 compared to the third quarter of 2004.

Cost of sales decreased $17.2 million, or 38%, to $28.7 million during the third quarter of 2005 as a result of the lower revenue base. Cost of sales was 92% and 84% of revenue in the third quarters of 2005 and 2004, respectively. Gross profit was significantly impacted by the results of CSS which experienced negative gross profit of $1.9 million for the third quarter of 2005 as a result of CSS’ largest commercial customer inducting fewer aircraft and the lockout of union employees. Gross profit was reduced by charges related to the USCG C-130 program of $1.7 million in the third quarter of 2005. The Company was notified by the Coast Guard that options for additional C-130 aircraft would not be exercised. The Company expects the Coast Guard program to be substantially complete by the end of the fourth quarter of 2005.

Selling, General and Administrative (“SG&A”) expenses decreased $1.6 million, or 20.0%, to $6.6 million in 2005. As a percentage of sales, SG&A expenses increased to 21.1% in 2005 from 14.9% in 2004. The increase in SG&A expense as a percentage of revenue was primarily caused by the low sales volume at CSS which increased the percentage by 4.1%. The Company also incurred $0.2 million of stock-based compensation expense and $0.2 million in relocation expense for Pemco Engineers during the third quarter of 2005.

The Company also recorded a $1.5 million provision against accounts receivable during the third quarter related to the Chapter 11 filing by our largest commercial customer disclosed above. Interest expense increased $0.1 million due to increases in variable interest rates compared to 2004.

Nine months ended September 30, 2005

Versus nine months ended September 30, 2004

The table below presents major highlights from the nine-months ended September 30, 2005 and 2004.

(In $Millions)

	2005	2004	% Change
Revenue	$113.67	$141.67	(19.8)%
Gross Profit	15.49	23.59	(34.3)%
Operating (loss)/income	(4.12)	1.17	(452.6)%
(Loss)/Income before taxes	(4.86)	0.31	(1648.4)%
Net (loss)/income	(2.96)	0.19	(1657.9)%
EBITDA	(0.58)	3.93	(115.0)%

-S21-

EBITDA for the nine months ended September 30, 2005 and 2004 was calculated using the following approach:

(In $Millions)

	2005	2004
Net (Loss)/Income	$(2.96)	$0.19
Interest	1.40	0.85
Tax (benefit)/expense	(1.91)	0.12
Depreciation and Amortization	2.89	2.77

EBITDA	$(0.58)	$3.93

The overall decline in revenue was attributable to reduced work on the KC-135 program, a temporary reduction of commercial work at the Company’s Dothan, Alabama facility that began in the second quarter of 2005 and a lock out of the union employees at the Company’s Dothan, Alabama facility in the third quarter of 2005. Gross profit as a percentage of revenue decreased from 16.7% to 13.6%. The decrease in gross profit was due to losses recorded for the Coast Guard program and decreases in operational efficiency caused by reduced deliveries on the KC-135 program at the Company’s Birmingham, Alabama facility, a temporary reduction of commercial work from the Company’s largest commercial customer and a lock out of the union employees at the Company’s Dothan, Alabama facility. The Company expects to regain its operational efficiency during the fourth quarter of 2005 as business volume increases.

The table below presents the highlights in revenue by operating segment for the nine month period ended September 30, 2005 and 2004.

(In $Millions)

	2005	2004	Change	% Change
GSS	$58.70	$92.28	$(33.58)	(36.4)%
CSS	43.62	47.15	(3.53)	(7.5)%
MCS	11.79	5.45	6.34	116.3%
Eliminations	(0.44)	(3.21)	2.77

Total	$113.67	$141.67	$(28.00)	(19.8)%

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 43% commercial and 57% government in the first nine months of fiscal year 2005 and 35% commercial and 65% government in the first nine months of fiscal year 2004.

GSS revenue decreased $33.6 million for the nine-month period ended September 30, 2005 versus the nine-month period ended September 30, 2004. Revenues under the KC-135 program decreased by $33.2 million as a result of delivering 33% fewer KC-135 PDM aircraft in the nine-month period ended September 30, 2005 than in the comparable period in 2004. During the second quarter of 2005, the United States Air Force advised us that they were assessing the availability of funds related to the KC-135 program for the balance of the U.S. Government fiscal year which ended September 30, 2005. During this assessment, aircraft inputs were suspended which ultimately resulted in delayed arrivals and reduced inputs during the second quarter of 2005. As a result, revenue from the KC-135 program for the second and third quarters was affected. GSS performed inspections on eight C-130s during the first nine months of 2004 generating revenue of $3.3 million for which there was no comparable revenue in 2005. GSS generated $6.7 million in revenue from non-routine services for the USCG and the delivery of one USCG aircraft in 2005, compared to $5.6 million in revenue from non-routine services for the USCG and for the delivery of two USCG aircraft in 2004.

The decrease in the CSS revenue of $3.5 million was attributable to a decrease in 737 cargo conversion work, and decreased inter-company revenue related to the conclusion of the KC-135 flight controls program, offset by an increase in commercial MRO services.

-S22-

Revenue at the MCS increased $6.4 million in the first three quarters of 2005 versus the first three quarters of 2004. Revenues at Space Vector Corporation increased $5.7 million due to additional work on U.S. government launch vehicle programs. Revenue at Pemco Engineers related to cargo systems and sales of high precision machined parts increased $0.7 million during the first nine months of 2005 compared to the first nine months of 2004.

Cost of sales decreased $19.9 million to $98.2 million during the first nine months of 2005 as a result of the lower revenue base. Cost of sales decreased at a slightly lower rate than revenue because of charges related to the USCG C-130 program and fixed expenses. Gross profit was impacted by charges related to the USCG C-130 program of $4.0 million and $1.5 million in the first nine months of 2005 and 2004, respectively. The Company was notified by the Coast Guard that options for additional C-130 aircraft would not be exercised. This program resulted in significant losses for the Company in 2003, 2004 and 2005 of $2.7 million, $3.4 million and $4.0 million, respectively. In 2004, costs were incurred related to improving productivity and cost associated with projects to improve material flow to the aircraft, including point of use supply programs. Overall, the gross profit percentage of the Company decreased during this same period to 13.6% in the first nine months of 2005 from 16.7% in the first nine months of 2004.

SG&A expenses decreased $4.3 million, or 19.3%, to $18.1 million in the first nine months of 2005. As a percentage of sales, SG&A expenses were 15.9% during the first nine months of 2005 compared to 15.8% in the first nine months of 2004. The decrease in SG&A expense is primarily attributable to a charge of $0.9 million related to the purchasing of stock upon exercise of options from a former employee in 2004, approximately $2.5 million in accounting and legal charges during the first three quarters of 2004 related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003.

The Company also recorded a gain of $0.65 million on the assignment of a lease located at the St. Petersburg-Clearwater International Airport. Interest expense increased $0.5 million due to increases in variable interest rates compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In $ Thousands, except debt to equity)

	September 30, 2005	December 31, 2004	Change
Cash and cash equivalents	$42	$3,354	$(3,312)
Working capital	(13,435)	25,507	(38,942)
Current portion of long-term debt and capital lease obligations	23,864	7,447	16,417
Long-term debt and capital lease obligations	1,960	30,494	(28,534)
Stockholders’ equity	15,645	18,478	(2,833)
Debt to equity	1.65	2.05	(0.40)

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

-S23-

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios as of September 30, 2005. As a result, all outstanding debt under our Credit Agreement has been classified as current on the Consolidated Balance Sheets. The reclassification of long-term debt to current resulted in working capital decreasing from a positive $8.5 million to a negative $13.4 million. As a result of the debt covenant violations, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase although the lenders have not indicated an intent to do so. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders have waived all defaults of debt covenants through September 30, 2005. While we believe our operating performance will improve and that our lenders will not accelerate debt obligations, there can be no assurances we will be successful and we may require additional capital to meet our operating needs, which may not be available on favorable terms, or at all. Our estimates for the fourth quarter of 2005 and the first quarter of 2006 assume additional working capital needs as we begin programs for new customers and continue to increase staffing at the Dothan facility. We will continue to monitor our financial results and liquidity position and, if necessary, implement further reductions in expenses and capital expenditures. We have no current arrangements with respect to sources of additional financing and our recent negative results of operations will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations. Our ability to continue to borrow funds from our lenders under the Credit Agreement is dependent on our ability to meet the lenders’ borrowing conditions at the relevant times.

Cash Flow Overview

Operating activities provided $11.7 million of cash during the nine months ended September 30, 2005 and used $7.0 million of cash during the same period of 2004. Cash of $2.9 million and $3.0 million was used during the first nine months of 2005 and 2004, respectively, for capital expenditures. The Company contributed $6.0 million and $6.5 million during 2005 and 2004, respectively, to fund its pension plan. The Company used $1.1 million and $0.8 million during each of 2005 and 2004 to fund principal payments of long-term debt and used $11.0 million during 2005 to reduce borrowings under the revolving credit facility. A major source of cash was the reduction of accounts receivable of $17.8 million due to decreased revenue from major customers and the renegotiation of payment terms in April 2005 with the Company’s largest customer which reduced the contractual collection period by 50%. The decrease in accounts receivable was partially offset by decreases in accounts payable of $6.9 million.

Future Capital Requirements

The Company has four large potential capital requirements: required minimum funding of the defined benefit pension plan, current maturities of long-term debt, working capital increases associated with new contracts and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Plan was under-funded by approximately $23.3 million at December 31, 2004. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $10.5 million to the Plan during the next twelve months.

Current maturities of debt at September 30, 2005 and December 31, 2004 totaled $23.9 million and $7.4 million, respectively. As discussed more extensively below, current maturities of debt at September 30, 2005 and December 31, 2004 included $19.8 million and $5.8 million, respectively, payable under the Revolving Credit Facility.

The Company expects to begin a long-term contract for P-3 Orion aircraft for the U.S. Navy with its partner, L-3 Communications, in the fourth quarter of 2005. Other new programs are expected to begin in the first quarter of 2006. The Company expects working capital to increase $5.0 to $8.0 million in the first half of 2006 for these programs.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of Bay 2 and other facility upgrades in Birmingham during the nine months ended September 30, 2005.

-S24-

Future upgrades and additional facility improvements will depend on new business and availability of resources. The Company anticipates total capital expenditures of $3.0 to $4.0 million during 2005, of which $2.9 million has been spent through September 30, 2005.

Revolving Credit Facility

On December 16, 2002, the Company executed a Credit Agreement (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The original commitment under the Revolving Credit Facility was $25.0 million and was subsequently increased to $33.0 million. On June 28, 2005, the Revolving Credit Facility maturity date was extended to October 15, 2006 and the commitment level was set at $28.0 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75% (6.44% at September 30, 2005), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The Company reduced borrowings under the Revolving Credit Facility from $30.8 million as of December 31, 2004 to $19.8 million as of September 30, 2005, principally as a result of cash provided by operating activities. As a result of violating debt covenants discussed below, all $19.8 million outstanding under the Revolving Credit Facility as of September 30, 2005 has been classified in current maturities compared to $5.8 million in current maturities under the revolver as of December 31, 2004.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $19.8 million outstanding under the Revolving Credit Facility at September 30, 2005. Remaining borrowing capacity available under the facility at September 30, 2005, based upon the calculation that defines the borrowing base, totaled approximately $2.4 million.

During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005 and 2004. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. The lenders have waived all violations of debt covenants through September 30, 2005. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004 and amended the Credit Agreement to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005 and amended the Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. If the Company is unable to comply with the covenants in the future and the lender does not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase although the lenders have not indicated an intent to cause this to happen.

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

-S25-

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

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of September 30, 2005 and 2004, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned its current President and Chief Executive Officer approximately $0.4 million under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5.0% per annum and is payable within 60 days of the President and Chief Executive Officer’s termination of employment with the Company. Any change in this related party receivable relates to interest accumulated during the period.

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

-S26-

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is generally recorded on the specific identification method. This method involves subjectivity and generally includes an evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussion with the customer, marketing, and contracts personnel, as well as other available data.

Given the nature of the GSS’s business and customers, write-offs have historically been nominal. GSS’ customers are primarily the U.S. Government and, more recently, Boeing Corporation. The CSS primarily services the commercial airline market, and is therefore more susceptible to collectibility issues. Generally, the Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected. MCS business involving commercial customers has experienced some collectibility problems; however, historical MCS write-offs have been insignificant to the Company’s operations as a whole.

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

-S27-

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

Insurance Reserves

The Company is currently self-insured for employee medical coverage and has a large deductible for worker’s compensation claims. The Company records a liability for the ultimate settlement of claims incurred as of the balance sheet date based upon estimates provided by the companies that administer the claims on the Company’s behalf. The Company also reviews historical payment trends and identified specific claims in determining the reasonableness of the reserve. Adjustments to the reserve are made when the facts and circumstances of the underlying claims change. Should the actual settlement of the medical or workers compensation claims be greater than estimated, additional expense will be recorded.

-S28-

Contingencies

The Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business, including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the Company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations.

BACKLOG

The following table presents the Company’s backlog (in thousands of dollars) at September 30, 2005 and December 31, 2004:

Customer Type	September 30, 2005	December 31, 2004
U.S. Government	$45,459	$48,562
Commercial	23,597	17,026

Total	$69,056	$65,588

The reduction in government backlog was related to decreases in the KC-135 program at GSS offset by increases at MCS. The GSS decreased backlog approximately $3.5 million year-over-year due primarily to fewer KC-135 aircraft in work. Backlog in government programs at the MCS increased $0.4 million during this same period due to award of contracts related to U.S. government launch vehicle programs.

Total commercial backlog increased $6.6 million. The increase in backlog at the CSS is due primarily to a contract for aircraft conversion work including five firm conversion orders offset by lower inputs of aircraft from the CSS’ largest customer, which has performed fewer heavy maintenance checks on its aircraft during the second and third quarters of 2005 compared to 2004. This reduction in the number of aircraft inputs at our commercial facility in Dothan, Alabama is expected to be temporary and a return to historical aircraft inputs from this customer is expected to result in the commercial business returning to historical levels by the first quarter of 2006.

Overall, the mix of backlog shifted from 74% U.S. Government and 26% commercial at December 31, 2004 to 66% U.S. Government and 34% commercial at September 30, 2005. The shift to commercial from U.S. Government results primarily from the increase in backlog at the CSS described above.

The backlog at September 30, 2005 is higher than at the end of 2004 and is expected to increase further by December 31, 2005. The Company expects to begin providing sustainment work on the P-3 Orion maritime patrol and antisubmarine warfare aircraft for the U.S. Navy with its partner, L-3 Communications, in the fourth quarter of 2005. The Company anticipates that the increasing backlog will result in revenue and net income growth in future years.

The Company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 10 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that are entitled to the protection of the safe harbors contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, maintenance services, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,”

-S29-

“intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the Company’s 2004 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and two term loans, all as described in Note 6 to the Consolidated Financial Statements (see Item 1 herein). The Credit Agreement’s revolving credit facility bears interest at LIBOR plus 275 basis points (6.44% at September 30, 2005). Each of the term loans under the Credit Agreement bears interest at LIBOR plus 300 basis points (6.69% at September 30, 2005). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (2.90% at September 30, 2005). Had the interest rate of the variable rate debt increased 100 basis points, net loss would have been increased by approximately $0.3 million during the first nine months of 2005.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. The Company performed additional procedures at September 30, 2005 in areas identified as having material weaknesses to verify that the financial information presented herein is materially accurate.

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

During the audit of the 2003 financial statements, the Company’s independent registered public accounting firm identified four reportable conditions that together constituted a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the Company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) lack of appropriate analysis and support for revenue recognition matters; (ii) lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) lack of appropriate analysis and support for inventory accounting matters; and (iv) lack of appropriate analysis and support for the reconciliation of inter-company transactions.

-S30-

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

Specifically, the Company implemented the following:

•	During the first quarter and the early part of the second quarter of 2004, the Company evaluated the reportable conditions and adopted nine new formal corporate policies related to the four reportable conditions, including policies addressing revenue recognition, contract loss, and the reconciliation of inventory and intercompany accounts. These new policies, which in the aggregate cover all of the Company’s segments, include:

1.	Corporate Intercompany Reconciliation Policy,

2.	Corporate Inventory Reconciliation Policy,

3.	Pemco Aeroplex Revenue Recognition Policy,

4.	Pemco Aeroplex Contract Loss Policy,

5.	Pemco World Air Services Revenue Recognition Policy,

6.	Pemco World Air Services Contract Loss Policy,

7.	Space Vector Revenue Recognition Policy,

8.	Space Vector Contract Loss Policy, and

9.	Pemco Engineers Revenue Recognition Policy.

•	In furtherance of implementing the new policies described above, in April of 2004, the Company engaged Navigant Consulting, Inc. to independently review those policies as well as the Company’s implementation of them. Navigant focused primarily on revenue recognition and contract loss accruals. The Company gave Navigant access to all necessary personnel for Navigant to evaluate the Company’s new policies as well as other aspects of the Company’s disclosure controls and procedures. Subsequently, Navigant provided the Company with several recommendations to further strengthen the Company’s disclosure controls and procedures, including (i) using current productivity to measure future productivity; (ii) revising the Company’s spreadsheets used for calculation of loss accrual and estimated time to complete; and (iii) reorganizing and supplementing the data package provided by the segment controllers to Corporate Accounting regarding each aircraft in work, which is reviewed in connection with the end of quarter review. The Company implemented those recommendations during the second and third quarters of 2004.

•	At the end of the first quarter of 2004, the Company, with KPMG’s assistance, conducted a training seminar for the Chief Executive Officer, the Chief Financial Officer, Presidents of the Company’s subsidiaries, production personnel and contracts personnel on revenue recognition and the estimation of loss contracts. The seminar provided further education to non-accounting personnel regarding the importance of revenue recognition and estimates to complete for loss accruals in accordance with GAAP. In addition, accounting personnel met with KPMG on Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, revenue recognition (SAB 101 and SOP 81-1) and contract loss accruals. The Company intends to conduct similar seminars periodically in the future.

•	At the end of the first quarter of 2004, the Company created a seven person disclosure committee consisting of the Company’s Corporate Controller or Chief Accounting Officer, four segment controllers, the Company’s general counsel and one member of the Company’s internal audit staff. The disclosure committee, which meets at least once a quarter, assists the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company by assisting in various tasks, in each case subject to the supervision and oversight of the Chief Executive Officer and Chief Financial Officer. Such tasks include designing appropriate disclosure controls, monitoring the integrity and effectiveness of the Company’s disclosure controls and reviewing and supervising the preparation of the Company’s periodic and current reports, proxy statements, registration statements and any other information filed with the Commission.

-S31-

•	During the third quarter of 2004, the Company hired two additional persons for the positions of Assistant Controller and Inventory Accountant. The Assistant Controller is a Certified Public Accountant (“CPA”), and the Inventory Accountant has significant inventory control and reconciliation experience. During the fourth quarter of 2004, the Company hired a Vice President of Accounting with GAAP expertise. With the most recent additions, the Company now employs seven CPA’s in its accounting area. Moreover, the Company re-allocated several employees with significant GAAP experience to different positions within the Company and its subsidiaries to strengthen its human resources and GAAP expertise in appropriate areas.

The corrective action plan was not implemented within sufficient time prior to the audit of the 2004 financial statements to fully remediate the material weakness identified in the prior year. Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting: (i) lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004; (ii) lack of appropriate analysis and support for inventory matters; (iii) lack of appropriate analysis and support for payroll accruals; (iv) lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001; and (v) lack of segregation of duties related to system access controls. Internal controls related to the reconciliation and reviews of the accounts described in items (i) – (iv) in the previous sentence were not operating sufficiently to detect and correct potential errors to the financial statements. The Company has expanded the scope of the corrective action plan to include a comprehensive review of the overall internal control structure and information systems modification requirements in an effort to remediate the material weaknesses which existed as of December 31, 2004. The corrective action plan includes detailed reviews of the reconciliation process for significant accounts, analysis of existing accounting policies, and increased financial audits by the Company’s internal audit staff. The corrective action plan described above has been implemented at September 30, 2005. The review of the overall internal control structure and information system modification requirements is ongoing and will continue into 2006.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

As of September 30, 2005, the Company violated the adjusted tangible net worth covenant in its Credit Agreement. As a result of this violation, the Company has classified all debt covered by the Credit Agreement ($19.8 million outstanding at September 30, 2005) as short-term in the Consolidated Balance Sheets. The lender has waived all violations of debt covenants through September 30, 2005. If the Company is unable to comply with the covenants in the future and the lender does not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase. See Note 6 to the Consolidated Financial Statements.

Item 5. Other Information

See Item 3 above.

Item 6. Exhibits

Exhibit Number	Description
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-S32-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: November 14, 2005	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2005	By:	/s/ Randall C. Shealy
Randall C. Shealy, Vice President-Accounting
(Principal Accounting Officer)

-S33-