Form 10-K
period 2005-12-31
PEMCO AVIATION GROUP INC
filed 2006-03-24
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005,

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

Common Stock, $.0001 par value

(Title of Class)

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark whether the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    ☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2005 was approximately $43,277,324.

The number of shares of the Company’s Common Stock outstanding as of March 20, 2006 was 4,120,486.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2005) are incorporated by reference in Part III.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

PEMCO AVIATION GROUP, INC.

- i -

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

Some of the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about Pemco Aviation Group, Inc.’s (the “Company”) plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in the section below entitled “Item 1A. Risk Factors”, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

- i -

PART I

Item 1. Business

A. GENERAL

Pemco Aviation Group, Inc. (“Pemco” or the “Company”) is a diversified aerospace and defense company composed of three operating segments: Government Services, Commercial Services, and Manufacturing and Components. The Company’s primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification.

The Company provides such services for government and military customers primarily through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The Company believes that GSS’s facilities, tooling, experienced labor force, quality, and on time delivery record position it currently as one of the premier providers of PDM for large transport aircraft in the country.

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

The Company’s Manufacturing and Components Segment (“MCS”) designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles, aircraft cargo-handling systems, and precision parts and components for aircraft.

The Company’s website address is www.pemcoaviationgroup.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material has been filed with or furnished to the Securities and Exchange Commission (“SEC”).

B. SIGNIFICANT DEVELOPMENTS

Boeing Logistics Support Systems (“LSS”)/Pemco Aeroplex KC-135 PDM Partnership

Boeing LSS and Pemco agreed to continue as partners on the KC-135 PDM program during August 2005. This agreement resulted from the U.S. Air Force’s (“USAF”) decision to re-compete the KC-135

PDM, thereby providing an opportunity to establish a stronger relationship between the companies. The partnership provides certain benefits to Pemco in the form of maintenance management systems and automated maintenance support systems developed and tested by Boeing. The implementation of these systems in 2006 should make the Boeing LSS/Pemco team a more efficient, cohesive, and closely aligned repair source for the USAF KC-135 and other aircraft.

L-3 Communications, Integrated Systems Division USN P-3 SMIP Award

In an agreement announced in February 2005, L-3 Integrated Systems (“L-3 IS”), a division of L-3 Communications, Inc., selected Pemco Aeroplex, Inc., the primary subsidiary involved in the Company’s GSS line of business, as a partner to pursue and execute military aircraft maintenance contracts. The first focus of this team was the P-3 Sustainment, Modification & Inspection Program (“SMIP”) contract with the U.S. Navy (“USN”).

In July 2005, the L-3/Pemco Aeroplex team received a contract award from the USN to perform P-3 maintenance and modification work under the SMIP program. The contract is an indefinite delivery, indefinite quantity contract with the U.S. Navy Aviation Program Management Agency. The contract encompasses periodic maintenance and unscheduled or special repairs and modifications for Navy P-3 aircraft as required. Pemco Aeroplex’s subcontract with L-3 IS was finalized during September 2005 and the first two aircraft were inducted into Pemco during November 2005. Based on continuing operational demands for the Navy’s P-3 fleet and an on-going structural inspection program, the Company anticipates that the repair requirements under this contract will increase.

Coast Guard Contract

During August 2003, the GSS was awarded a contract from the U.S. Coast Guard (“USCG”) to perform depot level maintenance and repairs on C-130 aircraft. The contract included a base period of two years with three one-year options. During the third quarter of 2005, the Company was notified by the USCG that options for additional C-130 aircraft would not be exercised. The Company incurred significant losses during 2003, 2004 and 2005 on this contract. The Company expects the final USCG aircraft to be delivered prior to the end of the first quarter of 2006.

Cargo Conversion Partnerships

In January 2005, CSS entered into a cargo conversion partnership agreement with Taikoo (Xiamen) Aircraft Engineering Company (“TAECO”), an independent maintenance and modification company in mainland China, and Taikoo (Shandong) Aircraft Engineering Company (“STAECO”). Under the agreement, the companies will jointly market cargo conversions and perform conversions at TAECO/STAECO facilities in China. CSS will provide technical, operational and quality oversight and guidance while TAECO/STAECO will provide mainland-based production facilities, an experienced workforce, and draw on their relationships with aircraft operators in the region.

The Company believes its partnership agreement with TAECO and STAECO will further establish the Company’s presence and commitment to China and the rest of the Asia Pacific region and is an important step in the Company’s strategy to significantly expand its cargo conversion business.

Northwest Airlines Bankruptcy

Following unsuccessful labor negotiations aimed at dramatically increasing their maintenance outsourcing rights, Northwest Airlines (“NWA”) ultimately filed a petition for Chapter 11 bankruptcy in 2005, and thereafter, broke free of maintenance outsourcing scope limitations. The labor negotiations strike contingency plans included several months of increased maintenance ahead of the union vote to ratify or strike. This was followed by several months of essentially no maintenance business being outsourced by NWA. The result was a substantial decrease in man-hours and decreased revenue for 2005 for the CSS.

Although the NWA bankruptcy negatively impacted earnings in 2005, the Company believes that it could lead to increased aircraft services business long-term. During the fourth quarter of 2005, NWA resumed outsourcing maintenance work to the Company including its first ever NWA A320 aircraft for heavy maintenance. This work, historically accomplished in-house at NWA’s facility, complements the Company’s ongoing DC9 maintenance for NWA.

Southwest Airlines Heavy Maintenance Contract

In late 2005, the CSS was awarded a three year contract with Southwest Airlines (“SWA”) to perform aircraft heavy maintenance services at the Company’s Dothan, Alabama facility. SWA projected fleet growth from approximately 440 Boeing 737 family aircraft to more than 700 aircraft within three years, coupled with SWA’s expansion into eastern U.S. markets motivated SWA to conduct an exhaustive search for an appropriate maintenance provider.

In selecting Pemco, SWA has committed multiple lines of 737-300, -500, and -700 nose-to-tail continuous heavy maintenance and maintenance-related modification lines. Estimates for 2006 include adding several maintenance lines and substantially increasing the volume of SWA business at the Company’s Dothan, Alabama facility.

Alaska Airlines 737-400 Freighter & Combi Conversion Contract

During 2005, Pemco won a contract with Alaska Airlines to launch the 737-400 freighter and combi conversion program. This will complement the current 737-300 program and comes at a time when B727 aircraft (nearly equal in payload and volume to 737-400) are under increasing pressure for retirement due to comparatively higher direct operating costs (high consumption of increasingly expensive fuel, three flight crew members per flight, aging aircraft maintenance), and noise and emissions limits. The contract has five firm orders plus options for two additional conversions.

Airbus projects that freighters less than 30 tons such as the 737, DC9, BAe146 should see deliveries approaching 900 aircraft over 18 years, for an average of about 50 converted freighters per year worldwide. The launch of this new narrowbody freighter as the regional freighter demand increases, is expected to result in growth opportunities for the Company.

Collective Bargaining Agreements Ratified

Approximately 73% of the Company’s employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and the International Association of Machinists and Aerospace Workers (“IAM”). The Company’s agreement between the UAW and its Pemco Aeroplex division was scheduled to expire by its terms on March 21, 2005. On March 20, 2005, the UAW voted to ratify a new five-year agreement with Pemco Aeroplex. The agreement with the IAM, which represents the CSS workforce, expired August 9, 2005 without a ratified agreement. The IAM local 1632 authorized a strike, but did not take action. On August 11, 2005, the Company implemented a lockout to force a return to the bargaining table and reach an agreement. The lockout lasted 60 days, with the IAM workforce ratifying a new three-year agreement on October 9, 2005.

Defined Benefit Pension Plan

As a result of unfavorable investment returns related to the Company’s Defined Benefit Pension Plan (the “Plan”) during 2002, 2001 and 2000, coupled with an increase in actuarial liability resulting from lower interest rates and the terms of new collective bargaining agreements entered into in 2005, the Plan was under-funded by approximately $26.3 million and $23.3 million at December 31, 2005 and 2004, respectively (See Note 9 to the Consolidated Financial Statements). Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Plan during 2005 and 2004 of approximately $7.8 million and $8.1 million, respectively. The Company anticipates that it will be required to make contributions of approximately $11.0 million to the Plan during 2006.

C. INDUSTRY OUTLOOK

Commercial and military aircraft operators continue to face pressure to lower their direct operating costs. While the FY2005 Department of Defense budget reflects an increase in the Operations and Maintenance budget line from $127.6 billion in FY2004 to $140.6 billion in FY2005, increased operational requirements and their associated costs are consuming an increasing share of the budget. In the wake of airline bankruptcies and tight military budgets, the Company believes that maintenance costs stand out as one of the few controllable expenses for our customers. As such, both military and commercial operators are focusing on the ways in which they can reduce their maintenance costs, and outsourcing to independent service providers has become more prevalent. In the commercial market, many commercial airlines have already taken significant steps toward outsourcing man-power intensive activities such as heavy maintenance, and positive signs exist that the third-party maintenance and modification industry will benefit from this outsourcing trend in the coming years.

Military Maintenance and Modification Industry

The GSS focuses on the maintenance and modification of military transport, tanker and patrol aircraft airframes, primarily for U.S. military customers. This market is one segment of a worldwide military maintenance, repair and overhaul (“MRO”) market that totals nearly $53 billion annually – a value including expenditures on field, intermediate and depot level maintenance for airframe, engines and components. Worldwide, the airframe maintenance and modification segment accounts for spending of approximately $11 billion annually, or 21% of the total MRO market. With the Company’s primary focus on U.S. military transports and tankers, the target market size can be further refined to approximately $1.5 to $2.5 billion in annual spending depending on the aircraft types included. The military airframe maintenance and modification market is expected to grow at just over 1% annually for the next ten years. The aging of the military transport, tanker and patrol aircraft fleets, along with the high operational requirements and budget restrictions for the acquisition of new aircraft, have insulated this market from many of the effects of defense budget cuts.

Military depots such as Warner Robins Air Logistics Center and Oklahoma City Air Logistics Center currently perform more than 75% of U.S. military airframe MRO work. The Company believes that the balance of maintaining government operated depot capabilities and dependence upon contractors will not change dramatically, but that efforts to hold down costs may result in increased utilization of contractors.

Commercial Maintenance and Modification Industry

According to Airline Fleet & Network Management, industry analysts generally agree that global demand for heavy maintenance services is expected to increase between 2006 and 2008, and grow at an average rate of 5.6% per year through 2014, expanding from about $39 billion in 2005 to $55 billion by 2015. AeroStrategy, a management consulting firm devoted to aviation and aerospace, values commercial airframe heavy maintenance at 14% of total worldwide MRO market value, and aircraft modification services is estimated at 8%. Back Aviation Services, a firm that specializes in providing strategic and technical consulting and information to the aviation industry, has maintenance and modifications aggregated at 31%. Modifications in this context include interior and in flight entertainment system upgrades, painting, and passenger-to-freighter modifications.

Air transport MRO in the U.S. and Canada accounts for around 40% of worldwide activity. Extensive restructuring within the major airlines has resulted in increased outsourced MRO. Approximately 45% of maintenance is now contracted out in the U.S. and Canada compared to 29% for Europe.

Independent North American MROs represent a substantial cost savings over in-house cost rates at legacy carriers. This is particularly significant in the aircraft heavy maintenance and modification services sector, where about 70% of the total cost of services is labor.

Low fare carriers (“LFCs”), including industry leader Southwest Airlines, represent another area of increasing opportunity for MRO providers. With few exceptions, LFCs outsource most, if not all of their aircraft MRO services. And LFCs are on the rise worldwide, adding momentum to the global shift away from aircraft maintenance being largely captive within high-overhead and labor cost legacy carrier maintenance operations.

Fifteen years ago, two-thirds of all commercial maintenance was performed in-house. Now, in the U.S., an estimated 53% of MRO is outsourced, and Back Aviation Services forecasts that percentage will increase to 65% by 2010.

Cargo Conversion Business

Cargo traffic has fully recovered from the 2001 – 2003 disruptions without lingering effect. Underlying fundamentals, such as developing Asia traffic, have returned. Cargo volume in 2004 increased globally around 14%, and increased in 2005 about 6%. As an example, China’s domestic cargo conversion market grew 24% in 2005, and air freight volume grew 20%.

Developing economies, like China and India in particular, need regional freighter aircraft. For the first time in several years, availability of suitable donor aircraft is improving, and the cost to buy or lease is showing signs of softening, improving the economics of regional freighters.

In addition to meeting growth requirements, substantial additional freighter aircraft will be required to replace an increasingly aged existing freighter fleet. Airbus and Boeing have estimated that, to meet both growth and retirement demand, about 3,000 additional freighters will be delivered over the next 18 to 20 years. Presented to the right are Airbus estimates of 20-year freighter deliveries by region. Of these figures, Airbus predicts 919 will be in the sub-30 ton range which includes the 737-300 and 737-400.

North America	1,995
Europe	352
Asia-Pacific	500
Middle East / Indian Sub.	27
Latin America	178
Africa	87

Total	3,139

Freighter Deliveries by Region – 2004- 2023

Source: Airbus Market Forecast 2005

Based on expectations that less than 5% of freighters entering the fleet will be new, Airbus concludes that the 737, A320, and related families of narrowbody converted freighters will result in sales of approximately 900 aircraft conversions by 2023, or about 50 conversions per year on average.

The period 2006 to 2009 is expected to see above average narrowbody freighter conversion activity due to a number of factors. These include a confluence of increased demand for global air freight, global expansion into under-served, and rapidly expanding emerging (regional freighter) markets like China and India. Other key influences include improving donor aircraft availability driven by Airbus and Boeing new plane deliveries, and softening market values driving improved overall economics for regional operators needing additional lift for emerging and/or niche air freight markets.

Space Systems

Space Vector Corporation (“SVC”), a subsidiary of the Company in the MCS, primarily focuses on providing launch vehicles, associated subsystems, and engineering services to various governmental agencies and commercial customers. SVC is one of only a handful of companies in the United States that provide such services and products. The U.S. government’s demand for low cost launch services, vehicles, and related subsystems and products increased during 2005, and SVC has been growing rapidly during the past year to meet this demand. The workforce has grown from 35 employees at the end of 2004 to approximately 65 employees at the end of 2005. The industry demand for SVC’s products and services is expected to remain strong during 2006, and SVC is continuing several diversification efforts to broaden its engineering services and capabilities into other areas within its core industry experience.

D. PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

General

The Company’s aircraft maintenance and modification services include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year programs for both military and commercial customers. The Company’s military customers include the United States Armed Forces (the “Armed Forces”) and certain foreign military services. The Company’s commercial customers include some of the major global lessors of aircraft, as well as airlines and airfreight carriers.

The Company employs a large, skilled work force. The principal services performed are PDM, commercial “C”-level and “D”-level heavy maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, aircraft stripping and painting, rewiring, parts fabrication, and engineering support. While the Company performs some of these services exclusively for either the Armed Forces or commercial customers, it performs the majority of the services for all customer groups.

The Company’s competitors for military aircraft maintenance contracts include Boeing Logistics Support Systems, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. The Company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, Singapore Technologies (which includes Mobile Aerospace Engineering, and San Antonio Aerospace), and approximately ten smaller independent repair and modification operators. While many of the Company’s competitors tend to specialize on specific portions of the aircraft, the Company focuses on total airframe repair, maintenance and modification. The Company considers its competitive strengths to be its emphasis on quality, record of on-time delivery, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and strong customer base.

Government Services Segment

The Company provides aircraft maintenance and modification services either directly as a prime contractor or indirectly as a sub-contractor to the Armed Forces and other agencies of the U.S. Government, as well as foreign militaries through the Company’s GSS. The majority of the aircraft that the Company services are transports such as the C-130 “Hercules”, refueling aircraft such as the KC-135, and the P-3 patrol aircraft. Currently, the U.S. KC-135 tanker fleet is estimated to include over 500 aircraft, and is projected to be in service through 2040. These aircraft are essential to support peacetime operations and war or contingency deployments. The Armed Forces cannot deploy without these resources. The demands placed on these aircraft mean that they require maintenance services such as those provided by the Company.

Military contracts generally specify a certain number of aircraft to be serviced for the duration of the program. In addition to the number of aircraft originally contracted, the Armed Forces typically increase this number with aircraft that were not scheduled for maintenance, but which require servicing. These “drop-in” aircraft generally increase the value of each contract.

The principal services performed under military contracts are PDMs, systems integration of component upgrades and modification of fixed wing aircraft. The PDM is the most thorough scheduled maintenance “check-up” for a military aircraft, entailing a bolt-by-bolt, wire-by-wire, and section-by-section examination of the entire aircraft. The typical PDM program involves a nose-to-tail inspection and a repair program on a four- or five-year cycle. In addition to heavy maintenance, the program can include airframe corrosion prevention and control, rewiring, component overhauls, and structural, avionics, and various other system modifications.

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribbings, skins and wings, undergoes a thorough structural examination, which can result in repairs to the airframe. The aircraft’s avionics receive examination and repair, replacement, or modification as required. The aircraft is repainted at the completion of the overhaul.

In order for the Company to efficiently complete its maintenance procedures, it maintains hydraulic, electrical, sheet metal, and machine shops to satisfy all of its testing and assembly needs and to fabricate, repair and restore parts and components for aircraft structural repairs. The Company also performs in-house heat treatment on alloys used in aircraft modifications and repairs and has complete non-destructive testing capabilities and test laboratories. The Company’s workforce is familiar with many aspects of military aircraft maintenance, repair, and overhaul. The Company has provided quality maintenance, integration, and modification work on a wide variety of military aircraft over the past 50 years, including C-130, KC-135, C-9, P-3, T-34, A-10, F-4, F-15, F-16, T-38, and U.S. Navy H-2 and H-3 helicopters.

In August 1994, the USAF awarded the Company a contract for the PDM of its KC-135 aircraft consisting of one base year and six option years. The Company completed work on the final aircraft inducted for PDM under this contract during 2003. On December 12, 2001, the Company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. The contract provides for one base year and five option years. The USAF elected to not exercise the final two option years of this contract to Boeing and instead awarded a “bridge” contract for government fiscal year 2006 and 2007 inductions. This provided the USAF the necessary time to obtain proposals for a new KC-135 PDM contract. Pemco is teamed with Boeing as a sub-contractor to submit a proposal for the new KC-135 PDM contract.

The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,000 such aircraft. As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the Company anticipates that the KC-135 PDM program will further expand to include additional upgrades such as new cockpit, lavatories, and avionics systems. The Company has performed other major upgrades in the past, including wing re-skin, major rewire, corrosion prevention control, auto pilot, and fuel savings advisory system modifications.

In September 2004, the GSS, as part of a team with Lockheed Martin Aircraft and Logistics Center, received a contract award from the USAF to perform C-130 Unscheduled Depot Level Maintenance (“UDLM”). The UDLM contract is an indefinite delivery, indefinite quantity contract with the Warner Robins Air Logistics Center. The contract encompasses any repairs for USAF C-130s that are required outside of the scheduled depot maintenance visits.

In November 2005, the GSS, as part of a team with L-3 IS, received a contract from the U.S. Navy to perform P-3 Sustainment Modification & Inspection Program (“SMIP”). This program is an indefinite delivery, indefinite contract with Naval Air Systems Command with induction quantities determined on a quarterly basis and has one base year and four option years. The contract includes Phased Depot Maintenance, structural modifications, and avionics upgrades.

The GSS is located in Birmingham, Alabama, in facilities that the Company believes to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

Commercial Services Segment

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its CSS. Programs for commercial maintenance range from single aircraft to multi-aircraft and can span a year or longer. The principal services performed under commercial maintenance contracts are “C” and “D” maintenance checks, passenger-to-cargo conversions, passenger-to-quick-change conversions, strip and paint, interior reconfiguration, and fleet standardization.

The “C” check is an intermediate level service inspection that depending upon the FAA approved maintenance program used, includes systems operational tests, thorough exterior cleaning, and limited interior cleaning and servicing. It also includes engine and operation systems lubrication and filter servicing.

The “D” check is a more intensive inspection of the aircraft structure. The “D” check includes all of the work accomplished in the “C” check, but places more emphasis on the integrity of the systems and aircraft structural functions. In the “D” check, the aircraft is disassembled to the point where the entire structure can be inspected and tested. Once the structure has been inspected and repaired, the aircraft and its various systems are reassembled to the detailed tolerances demanded in each system’s functional test series.

The form, function, and interval of the “C” and “D” checks differ with each operator’s program. Each operator must have its particular maintenance program approved by the FAA or applicable foreign agencies. A number of variables determines the final form of a given program, including the age of the aircraft, the environment in which the aircraft flies, the number of hours that the aircraft regularly flies, and the number of take-offs and landings (called “flight cycles”) that the aircraft regularly performs.

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

The Company also provides modification and integration services for its commercial customers under its own or customer-provided STC’s, including integration of new avionics systems, installation of new galleys and air-stairs, and reconfiguration of interior layouts and seating. The Company believes that its facilities, tooling, engineering capabilities, and experienced labor force enable it to perform many airframe modifications a current commercial customer may require.

The Company holds approximately 70 STCs from the FAA for the conversion of various aircraft from passenger-to-cargo, passenger-to-quick-change, and combination passenger and cargo conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA, and are then certified by an additional STC. The Company holds passenger-to-cargo configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300 aircraft, and BAe-146 aircraft. Additionally, the Company holds a passenger-to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The recent large decreases in prices for older commercial aircraft could increase the demand for conversions, and the Company expects to expand this line of business in 2006 and beyond. The Company is currently pursuing STC amendments for the B737-400 for both freight and combi configurations.

To more effectively pursue the fast-growing Asian passenger-to-cargo market, the Company has established relationships with Malaysia Airlines (“MAS”) headquartered in Kuala Lumpur, Malaysia and TAECO/STAECO. These relationships provide the capability to perform passenger-to-cargo conversions for Asian customers at locations that minimize aircraft ferry and personnel travel costs. In addition, these relationships provide in-region support for current customers in the Asia-Pacific region. The Company performs contracts for commercial aircraft at its Dothan, Alabama facility and has established conversion capabilities in Asia through relationships with MAS, TAECO/STAECO, and others.

Manufacturing & Components Segment

The MCS is comprised of two manufacturing and service businesses located in Chatsworth, California. Both businesses design and manufacture proprietary aerospace products for governmental and commercial customers.

Pemco Engineers, Inc.

Pemco Engineers, Inc. (“PEI”), a subsidiary of the Company, designs and manufactures aircraft cargo-handling systems, high precision machined parts for aircraft, barrier nets and other sewn products, seat pallets, floor panels, and other precision components. PEI’s principal expertise is in the innovative design and manufacture of on-board cargo handling systems for many types of large military and commercial transport aircraft.

For over 50 years, PEI has manufactured products for freight companies, airlines and airframe manufacturers, including Boeing, UPS, FedEx, DHL, and AStar. PEI also serves other customers in the aerospace, defense, automotive, computer, medical, electronics, and commercial industries. Many of the cargo systems manufactured by PEI are installed in passenger-to-cargo conversions accomplished by the CSS.

PEI has developed and owns 14 FAA STCs and 36 Parts Manufacturing Authority certifications, and its quality system is registered to the ISO 9001 and AS9100 standards. It also operates a certified FAA repair station. The Company has approximately eight competitors in this market and considers its strengths in this industry to be its innovation, responsiveness, reliability, and competitive pricing.

During 2006, PEI is expanding its cargo system offerings with new cargo systems for B737-400 and B757-200 aircraft. B737-400’s are anticipated to be a significant growth platform for passenger-to-freighter conversions in coming years. PEI has also recently entered into a contract to design the world’s first B757-200 quick change system for the Royal New Zealand Air Force. PEI has extensive experience in providing quick change cargo systems which enable the standard freighter system to adapt for carrying people and other configurations.

Space Vector Corporation

SVC specializes in providing low cost launch services, vehicles, and related subsystems to government, scientific and commercial customers. Over the years, SVC has supported the U.S. Missile Defense Agency, the USAF, the USN, DARPA, NASA, and numerous commercial customers worldwide.

SVC has a reputation built on providing its customers with highly-responsive and cost-effective solutions. SVC provides design, manufacture, integration, test and launch of sub-orbital and orbital vehicles, as well as payload integration, mission analysis and design. SVC also provides a wide variety of specialized structural, mechanical, avionics and pneumatic subsystems and components.

Since 1969, SVC has served as the prime contractor or subcontractor for 37 launches and supported over 300 domestic and international launches as a major subsystems supplier. SVC has also supported numerous classified and unclassified interceptor and target missions for U.S. Missile Defense Agency testing.

In 2004, SVC secured contracts with two companies, Lockheed Martin and AirLaunch, to support each team’s efforts on the design and construction of a new orbital vehicle. The Company expects that the experience and relationships SVC is developing through its support of these efforts will facilitate its entry into orbital vehicle programs, and will leverage new business opportunities in the years to come. SVC remains on contract on this program through the end of 2006, and if the program continues into the next phase, SVC and its teaming partner are scheduled to launch a prototype orbital vehicle in 2007.

In 2005, SVC also secured a launch vehicle contract from the Lockheed Martin Targets & Countermeasures prime contractor to continue support of U.S. Missile Defense Agency testing. SVC is one of only three companies in the country which designs and builds one-stage and two-stage target vehicles for the government, and SVC expects to continue its support of these important national defense programs in future years.

The principal markets for SVC’s space and missile products are the U.S. Government and prime contractors to the U.S. Government. SVC’s competition ranges from small organizations for subsystems to major corporations for the design, systems integration, and manufacture of spacecraft and launch vehicles. SVC’s quality system is registered to the ISO 9001 and AS9100 standards.

E. SALES

Foreign and Domestic Operations and Export Sales

All of the Company’s revenues during 2005 were generated at facilities in the United States and all of its assets were located in the United States. Approximately 4% of revenues in 2005 were from foreign customers. The Company continuously reviews possible foreign ventures and sales opportunities. The Company provides maintenance and modification services for foreign-based aircraft owners and operators at its U.S. facilities. SVC and PEI also have foreign customers. The services and products sold at the Company’s U.S. locations are generally payable in U.S. dollars.

The following table presents the percentages of total sales for each principal product and service rendered for the last three fiscal years and the percentage of foreign sales for the last three fiscal years:

Products and Services Rendered	2005	2004	2003
Aircraft Maintenance and Modification	90%	96%	96%
Space Vehicles and Support Systems	7%	2%	2%
Pemco Engineers	3%	2%	2%

Total	100%	100%	100%

Foreign Sales	4%	3%	2%

Major Customers

The following table presents the percentages of total sales for the Company’s three largest customers for 2003 and two largest customers for 2004 and 2005:

Customer	2005	2004	2003
U.S. Government	61%	68%	69%
Northwest Airlines	22%	22%	15%
GE Capital Aviation	—	—	11%

F. BACKLOG

The following table presents the Company’s backlog at December 31, 2005 and 2004:

(In $Thousands)

Customer Type	2005	2004
U.S. Government	$45,536	$48,562
Commercial	24,620	17,026

Total	$70,156	$65,588

U.S. Government backlog, which represented approximately 65% of the Company’s total backlog in 2005, decreased $3.0 million, or 6.2%, from 2004. This decrease is primarily the result of fewer KC-135 aircraft in work at the GSS, totaling 12 at December 31, 2005 versus 14 at December 31, 2004. In addition, backlog related to the USCG program decreased due to being near completion of that program at the end of 2005. The reduction in KC-135 aircraft in work at the GSS was partially caused by the reduction in processing time due to improvements in flow days. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

Total commercial backlog increased $7.6 million, or 44.6%, from 2004. This increase is primarily attributable to increased cargo conversion backlog of $14.2 million, partially offset by decreased MRO backlog of $6.6 million. The increase in cargo conversion backlog was related to a new Alaska Airlines cargo conversion contract.

G. RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel, and forgings. There are a large number of suppliers for these materials and they are readily available on the open market. The Company has not entered into any long-term contracts with its suppliers of raw materials. The Company experienced no significant shortages of raw material essential to its business during 2005 and does not anticipate any shortages of critical commodities in the near future. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has decreased in the past few years as additional high technology suppliers have entered the market.

The U.S. Government and certain prime contractors furnish a portion of the equipment and components used by the Company in the fulfillment of the Company’s services under U.S. Government contracts without charge to the Company. The Company is dependent upon U.S. Government and prime contractor furnished material to meet delivery schedules, and untimely receipt of such material could adversely affect production schedules, and contract profitability.

H. PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company has developed approximately 70 FAA-approved STCs that authorize it to perform various modifications to aircraft. These modifications include the conversion of commercial aircraft from passenger-to-cargo or passenger-to-quick change configurations and interior modifications. The Company has STCs applicable to various aircraft, including Boeing 727, 737, and BAe-146 aircraft. Several of the Company’s STCs relate to its cargo handling systems used for cargo conversions for various types of commercial transport aircraft. STCs are not patentable; rather, they are a change to an aircraft configuration that the FAA approves and allow the Company to perform the FAA-approved modifications. The Company develops its STCs internally and uses licensing agreements with the original equipment manufacturer, when applicable. In addition, the Company has obtained approvals from many airworthiness authorities throughout the world for its passenger-to-cargo or passenger-to-quick change configurations, principally related to the B737-200/300 aircraft. The Company is currently pursuing STC Amendments for the B737-400 for both freight and combi configurations.

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

I. ENVIRONMENTAL COMPLIANCE

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of December 31, 2005. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2005 and 2004, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has not been completed for review to date. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

The Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

J. EMPLOYEES

On December 31, 2005, the Company had 1,728 employees. Approximately 1,250 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and the International Association of Machinists and Aerospace Workers (“IAM”). On March 20, 2005, the UAW voted to ratify a new five-year agreement with Pemco Aeroplex, a subsidiary of the Company. The agreement with the IAM, which represents the CSS workforce, expired August 9, 2005 without a ratified agreement. The IAM local 1632 authorized a strike, but did not take action. On August 11, 2005, the Company implemented a lockout to force a return to the bargaining table and reach an agreement. This lockout lasted 60 days, with the IAM workforce ratifying a new three-year agreement on October 9, 2005.

Item 1A. Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, in addition to the other information contained in this report, in your evaluation of us, and our financial condition. Numerous risk factors, including potentially the risk factors described in this section, could cause material harm to the Company’s business and impair the value of its Common Stock.

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 61%, 68% and 69% of our revenues in 2005, 2004 and 2003, respectively, were derived from U.S. Government contracts. U.S. Government contracts expose us to a number of risks, including:

•	Unpredictable contract or project terminations,

•	Reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments,

•	Disruptions in scheduled workflow due to untimely delivery of equipment and components necessary to perform government contracts,

•	Penalties arising from post award contract audits, and

•	Final cost audits in which the value of our contracts may be reduced and may take a substantial number of years to be completed.

In addition, substantially all of our government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and our contracts typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the above risks, our business could be materially harmed and the value of our Common Stock could be impaired.

A Significant Portion of the Company’s Revenues Is Derived From a Few of Its Contracts.

A small number of our contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 61%, 68% and 69% of our revenues during 2005, 2004, and 2003, respectively. The USAF KC-135 program in and of itself comprised 47%, 60%, and 65% of our total revenues in 2005, 2004, and 2003, respectively, and a contract with Northwest Airlines comprised 22%, 22%, and 15% of our total revenues during these same respective time periods. During 2003, a contract with GECAS comprised 11% of our total revenues. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of us to renew or replace any of these contracts when they expire, could materially harm our business and impair the value of our Common Stock. In May 2005, the USAF decided to re-compete the KC-135 PDM program. The Company submitted a proposal as a subcontractor/partner with Boeing LSS for the KC-135 program. The Company expects the award announcement to occur later in 2006. Under the current contract, the Company expects to induct KC-135 aircraft through the end of the U.S. Government’s fiscal year ending September 30, 2007.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

A number of our commercial customers, including Northwest Airlines, which represented 22% of our revenues in 2005, have in the past and may in the future experience significant financial difficulties, including bankruptcy. Many of these customers face risks that are similar to those encountered by the Company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that our customers will be successful in managing these risks. If our customers do not successfully manage these risks, it could impair our ability to generate revenues, collect amounts due from these customers, and materially harm our business. Northwest Airlines filed a petition for Chapter 11 bankruptcy. As a result, we recorded charges of $1.5 million to provide for pre-petition Northwest Airlines receivables.

The Company Faces Risks from Downturns in the Domestic and Global Economies.

The domestic and global economies have experienced downturns that have had significant effects on markets that we serve, particularly the airline industry. We cannot predict the depth or duration of such downturns, and our ability to increase or maintain its revenues and operating results may be impaired as a result of negative general economic conditions.

Further, because current domestic and global economic conditions and economies are extremely uncertain, it is difficult to estimate the growth in various parts of the economy, including the markets in which we participate. Because parts of our budgeting and forecasting are reliant on estimates of growth in the markets it serves, the current economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on our overall financial performance and impair the value of our Common Stock.

The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and we expect that the competition will continue to intensify. Some of our competitors are larger and more established companies with strategic advantages, including greater financial resources and greater name recognition. In addition, we are facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. Our competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. Our competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, and Singapore Technologies (which includes Mobile Aerospace Engineering, San Antonio Aerospace, and Dalfort Aerospace). If we are unable to compete effectively against any of these entities it could materially harm our business and impair the value of our Common Stock.

Expansion Into International Markets May Expose the Company to Greater Risks.

Our continuing efforts to increase revenue and improve operating results and stockholder value includes seeking sales opportunities in international markets. During 2005 and 2004, foreign sales comprised 4% and 3% of total revenues, respectively, though such sales could comprise an increasingly larger percentage of revenues in the future. We believe there are a number of factors inherent in these markets that may expose us to significantly greater risk than domestic markets, including: foreign exchange exposure local economic and market conditions, less regulation of patents or other safeguards of intellectual property, potential political unrest, difficulty in collecting receivables, and inability to rely on local government aid to enforce standard business practices. These factors, or others we have not currently identified, could materially harm our business and impair the value of our Common Stock.

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

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state, and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning, and painting of aircraft. We have previously paid penalties to the EPA for violations of these laws and regulations, and we may be required to pay additional penalties or remediation costs in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, we may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, and related expenses. Payment of any of these costs and expenses could materially harm our business and impair the value of our Common Stock.

The Company May Not Be Able to Hire and Retain a Sufficient Number of Qualified Employees.

Our success and growth will depend on our ability to continue to attract and retain skilled personnel. Competition for qualified personnel in the aircraft maintenance and modification services industry has been intense. Any failure to attract and retain qualified personnel could materially harm our business and impair the value of our Common Stock. Failure to negotiate new collective bargaining agreements in the future with unionized employees could materially harm our business.

The Company May Need Additional Financing to Maintain Its Business Which May or May Not Be Available.

Our growth strategy requires continued access to capital. From time to time, we may require additional financing to enable it to:

•	Finance unanticipated working capital requirements,

•	Develop or enhance existing services,

•	Respond to competitive pressures,

•	Acquire complementary businesses,

•	Acquire additional treasury stock, or

•	Fund obligations under our defined benefit pension plans.

We cannot provide assurance that, if it needs to raise additional funds, such funds will be available on favorable terms, or at all. If we cannot raise adequate funds on acceptable terms, our business could be materially harmed and the value of our Common Stock impaired.

Failure to Introduce New Services in Response to Technological Advances and Evolving Industry Standards Could Materially Harm the Company’s Business.

Evolving industry standards and changing customer requirements characterize the aircraft maintenance and modification services industry. The introduction of new aircraft embodying new technologies and the emergence of new industry standards could render our existing services obsolete and cause us to incur significant development and labor costs. Failure to introduce new services and enhancements to our existing services in response to changing market conditions or customer requirements could materially harm our business and impair the value of our Common Stock.

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

We maintain the Plan, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan during 2001 and 2002, partially offset by favorable returns in 2003, 2004 and 2005, coupled with an increase in actuarial liability resulting from lower interest rates and the terms of new collective bargaining agreements entered into in 2005, the Plan was under-funded by approximately $26.3 million at December 31, 2005. Any further losses on the Plan’s assets may lead to an increase in the amount of the shortfall. In 2006, we expect that the minimum required contribution will be approximately $11.0 million. Unless and until the Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect our liquidity and cash flow, which could materially harm our business and impair the value of our Common Stock.

The Company’s Credit Agreement Restricts Its Financial and Operational Flexibility and the Company Has Violated Certain Financial Covenants Under the Credit Agreement.

Our Credit Agreement contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. Our Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and there can be no assurance that we will be able to meet these ratios. For example, during certain quarters of 2005 and 2004, we violated the fixed charge coverage ratio covenant and the adjusted tangible net worth covenant. Waivers or amendments to the Credit Agreement were obtained when the covenant violations occurred. As of December 31, 2005, we were in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. We have obtained a waiver from the lender for all debt covenant violations through December 31, 2005. If we are unable to comply with the covenants in the future and the lenders do not grant a waiver or amend the Credit Agreement, the outstanding borrowings under the Credit Agreement may become immediately due and payable and certain interest rates will increase.

On February 15, 2006, we entered into a note purchase agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which we issued to Silver Canyon a senior secured note in the principal amount of $5.0 million. The note with Silver Canyon is subordinate to any debt incurred by us under the revolving credit facility with Wachovia and Compass. The note contains customary events of default consistent with the defined events of default established by the thirteenth amendment of the Credit Agreement with Wachovia Bank and Compass Bank (“Wachovia” and “Compass”) on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. We may be unable to locate other lenders at comparable interest rates if an event of default occurs.

We have also pledged substantially all of our assets to secure the debt under its Credit Agreement with Wachovia and Compass and the subordinated debt with Silver Canyon. If the amounts outstanding under the Credit Agreement or the note with Silver Canyon were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business and impair the value of our Common Stock.

The Company Faces Potential Product Liability Claims.

We may be exposed to legal claims relating to the products it sells or the services it provides. Our agreements with its customers generally contain terms designed to limit its exposure to potential product liability claims. We also maintain a product liability insurance policy for its business. However, our insurance may not cover all relevant claims or may not provide sufficient coverage. If our insurance coverage does not cover all costs resulting from future product liability claims, these claims could materially harm our business and impair the value of our Common Stock.

The Company’s Business Is Subject to Extensive Government Regulation.

The aircraft maintenance and modification services industry is subject to extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and modification of aircraft that require significant expenditures. Regulatory changes could materially harm our business by making its current services less attractive or obsolete, or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable regulations could materially harm our business and impair the value of our Common Stock.

The Company Has Implemented Anti-Takeover Provisions that Could Prevent an Acquisition of Its Business at a Premium Price.

Some of the provisions of our certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of our business at a premium price. These provisions:

•	Permit the Board of Directors to increase its own size and fill the resulting vacancies,

•	Provide for a board comprised of three classes of directors with each class serving a staggered three-year term,

•	Authorize the issuance of preferred stock in one or more series, and

•	Prohibit stockholder action by written consent.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our Common Stock.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Stock Market rules have led to increased administrative costs. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we believe that it has invested and will continue to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business and impair the value of our Common Stock.

Insiders Have Substantial Control over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of December 31, 2005, our executive officers, directors, and affiliates, in the aggregate, beneficially owned approximately 49.8% of our outstanding Common Stock. As a result, these stockholders are able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interests.

The Company Has Material Weaknesses in Its Internal Control over Financial Reporting.

During the audit of the 2003 financial statements, our then independent registered public accounting firm identified the following reportable conditions that together constituted a material weakness in internal control over financial reporting:

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

Additionally, during the audit of the 2004 financial statements, our independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting:

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

During the audit of the 2005 financial statements, our independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting:

•	significant deficiencies in the posting of physical inventory results and in adherence with our inventory costing methodology resulted in a material weakness in controls over inventory at the Pemco Aeroplex subsidiary, and

•	the process for determining adequate information with regards to estimating costs to complete certain contracts for the purpose of projecting losses on contracts was insufficient.

Although we have taken and are continuing to undertake a number of initiatives to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of its financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify other material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date.

Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002, with which we must comply in 2007, requires our independent registered public accounting firm to audit both the design and operating effectiveness of its internal controls and management’s assessment of the design and the effectiveness of its internal controls. If we are unable to remediate all material weaknesses in sufficient time to permit testing of our documentation and remediation efforts relating to these material weaknesses, our auditors may disclaim an opinion or issue an adverse opinion on the operating effectiveness of our internal controls over financial reporting or on management’s assessment of their effectiveness, when Section 404 becomes applicable to us. A disclaimer or an adverse opinion on our internal controls could materially impair the value of our Common Stock.

Changes in Financial Accounting Standards Related to Stock Option Expenses May Have a Significant Effect on the Company’s Reported Results.

The FASB issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect its cash flows, and could adversely impact our ability to provide accurate guidance on future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the first quarter of 2006 could impair the value of our Common Stock and result in greater stock price volatility.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Following is a list of the Company’s properties.

Birmingham, Alabama

The GSS, as well as the Company’s corporate offices, are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on approximately 190 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop, and a 55,000 square foot general office building that houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower that supplements the FAA-managed municipal air control tower for handling aircraft on the Company’s property and a fire-fighting unit that supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard. The Company is party to a Mutual Aid Agreement with Birmingham Fire and Rescue and the Alabama Air National Guard for fire prevention and hazardous materials incident response capabilities.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA and JAA (Europe) repair station and maintains a Department of Defense “SECRET” security clearance.

The facility is leased from the Birmingham Airport Authority. The lease expires September 30, 2019.

Dothan, Alabama

The Dothan facility of the CSS is located at the Dothan-Houston County Airport, in Dothan, Alabama. The facility is located on 80 acres of land with approximately 558,000 square feet of production and administrative floor space. The facility includes 296,000 square feet of aircraft hangar space that can hangar either 12 narrowbody aircraft or five narrowbody and five widebody aircraft, with various combinations in between. The facility also includes four warehouses, support shops and 26,000 square feet of administrative offices. The facility has 850,000 square feet of aircraft flight line and parking ramp space and is served by an airport consisting of two runways of 5,000 and 8,500 feet, a FAA Flight Service Station, and a control tower.

The Dothan facility is an approved FAA, EASA (Europe), CAAC (China) and CAA (United Kingdom) repair station. The facility is leased from the Dothan/Houston County Airport Authority under a lease agreement that, inclusive of two five-year option periods, expires in December 2033.

Chatsworth, California

SVC and PEI are located in Chatsworth, California. SVC’s operation currently consists of three industrial buildings of approximately 58,000 square feet. One building houses production and administrative functions, the second building houses the engineering staff, and the third building serves as a launch vehicle assembly and integration facility. PEI is co-located with SVC, and occupies two industrial buildings with 25,000 square feet of primarily manufacturing and some administrative office space. SVC and PEI occupy these buildings under two-year lease agreements, with renewal options, expiring in 2007.

Item 3. Legal Proceedings

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties subsequently entered into arbitration which settled in December 2005 during consecutive mediation efforts. Management believes that settlement was in the best interest of the Company. The estimated cost of the settlement of $1.1 million has been accrued as of December 31, 2005.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase and a trial date has not been scheduled. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals, which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process and the Board expects to hear the consolidated claims in July 2006.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief, and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The Case is now remanded to federal district court in Birmingham, Alabama for trial, but a trial date has not been scheduled. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, disability, and age have been made against the Company and its subsidiaries by current and former employees at its Birmingham and

Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, is material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

Other Legal Proceedings

The Company and its subsidiaries are also parties to other non-employment related litigation, the results of which are not expected to be material to the Company’s financial position or results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s financial position or results of operations for the period in which the ruling occurs, or future periods.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the Company’s stockholders in the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “PAGI.” The following table sets forth the range of high and low sales prices for the Common Stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq.

	2005		2004
Quarter End	High	Low	High	Low
March 31	$26.86	$23.49	$36.49	$31.10
June 30	28.33	19.98	35.20	28.50
September 30	27.50	22.03	30.45	24.50
December 31	24.00	17.61	27.99	25.00

On March 20, 2006, there were 4,533,884 shares of Common Stock issued and 4,120,486 shares of Common Stock outstanding held by approximately 124 owners of record and 845 beneficial owners.

The Company has never paid cash dividends on its Common Stock and currently intends to continue that policy indefinitely. The Company’s credit facilities restrict its ability to pay dividends.

The last reported sales price of the Company’s Common Stock as of March 20, 2006 was $18.79.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s financial statements and accompanying notes located elsewhere in this report and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating data for the Company are as follows:

(In $Thousands, Except Per Share Information)

	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01
Net sales	$150,312	$201,165	$190,376	$162,863	$165,460
(Loss) income from operations	(8,365)	(3,005)	16,243	14,501	16,451
Net (loss) income	(5,814)	(2,988)	9,995	8,982	15,073
Net (loss) income per common share - diluted	$(1.42)	$(0.73)	$2.27	$2.05	$3.55

The following charges, or reversals of charges, are included in the consolidated operating data for the Company and had an impact on year-to-year comparability of results. With the exception of the reversals of the deferred tax valuation allowance, all charges or reversals of charges are pre-tax:

•	The Company maintains a valuation allowance for its deferred tax assets unless realization is considered more likely than not. The Company evaluates the need for its deferred tax asset valuation allowance each year, which includes an analysis of past operating trends, projections of future operating results, and revisions to existing programs and contracts. The Company reversed the valuation allowance partially during 2001 as the Company reasonably determined that utilization of the deferred tax assets was more likely than not. The reduction in the valuation allowance during 2003 resulted from the generation of Alabama taxable income during the year which resulted in the utilization of Alabama net operating loss carry forwards that had previously been subject to a valuation allowance. Reversal of the deferred tax valuation allowance had the effect of increasing Net Income in the years ended December 31, 2003 and 2001, by $0.4 million and $5.9 million, respectively.

•	During 2002, the Company recorded a net gain of $1.4 million related to various litigation settlements.

•	The Company originated a new bank loan in 2002, which resulted in a charge of $0.4 million related to prepayment fees and the write-off of un-amortized loan origination fees.

•	During 2003, the Company settled an insurance claim related to a fire at the Company’s Dothan, Alabama facility, resulting in a gain of $1.2 million.

•	During 2004, the Company recorded a gain of $0.9 million in connection with the settlement of a self-insured life insurance program for employees and retirees who were not insurable under the Company’s purchased life insurance programs.

•	During 2004, the Company recorded a $0.3 million net gain related to the settlement of a REA and the corresponding close-out of the contract pertaining to its former KC-135 program as a prime contractor to the U.S. Government.

•	During 2004, the Company recorded a $0.9 million charge related to the settlement of an equity compensation arrangement.

•	During 2004, the Company recorded approximately $2.5 million in accounting and legal charges related to the 2003 financial statement audit and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003.

•	The Company recorded charges for inventory obsolescence during the years ended December 31, 2005, 2004, 2003, 2002 and 2001 of $0.8 million, $3.1 million, $0.7 million, $0.4 million and $0.9 million, respectively.

•	During 2005, the Company’s largest commercial customer filed for Chapter 11 bankruptcy. As a result, the Company recorded a provision for doubtful accounts of $1.5 million for accounts receivable incurred prior to the bankruptcy filing.

•	In the third and fourth quarters of 2005, the Company implemented a lockout of all employees covered under the IAM collective bargaining agreement at its Dothan, Alabama facility which lasted approximately 60 days. During this period, inductions and deliveries of aircraft were substantially reduced and the Company incurred significant losses.

•	During 2005, the Company recorded a charge of $1.1 million related to the settlement of the Falcon Air claim discussed more fully in Note 10 to the Consolidated Financial Statements.

•	During 2005, the Company recorded a $0.2 million charge related to the modification of a prior stock option award.

•	During 2005, the Company recorded a $0.6 million gain related to the assignment of a lease agreement with Pinellas County, Florida.

•	During 2005, 2004 and 2003, the Company recorded losses of $5.3 million, $2.6 million, and $3.6 million, respectively, related to a contract with the USCG.

Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

		12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
Working Capital	A	$(18,544)	$25,507	$25,496	$23,953	$8,138
Total Assets		95,288	107,125	104,614	94,449	77,425
Long Term Debt		1,973	30,494	20,299	17,081	3,994
Other Long Term Liabilities		15,393	15,437	17,755	27,059	13,977
Stockholders’ Equity		11,539	18,478	22,167	10,717	18,389

A-	Reflects $21.5 million in debt previously recorded as long-term that is shown as current liabilities at December 31, 2005 because of the scheduled expiration of the Credit Agreement in October 2006. Approximately $1.7 million is shown as current liabilities at December 31, 2005 due to violations of debt covenants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE” on page i and “RISK FACTORS” beginning on page 15, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

The Company announced a net loss of $5.8 million for the year ended December 31, 2005 compared to net loss of $3.0 million for the year ended December 31, 2004. The net loss for 2005 was negatively affected by several unusual events, including the Northwest Airline bankruptcy, the two-month lockout of the union employees at the Company’s Dothan, Alabama facility, the settlement of the Falcon Air claim (see Note 10 to the Consolidated Financial Statements), the temporary suspension of KC-135 inputs earlier in 2005, and losses incurred completing the USCG contract.

The market for GSS’s PDM/MRO services provided to the U.S. Armed Forces and other government agencies is very mature, providing relatively slow growth and aggressive competition on pricing and scheduling. The Company’s extensive years of experience in this market, proven past performance, and broad recognition of capabilities have helped to sustain its presence in this market. The Company’s growth in this market is largely dependent on continuing to expand beyond the current PDM/MRO business base, primarily consisting of the KC-135 program, and diversifying into other aircraft platforms. The Company believes the aging of military aircraft, coupled with defense budget constraints limiting the development and deployment of new aircraft, will contribute to growth in the military PDM/MRO industry over the next decade. GSS revenue decreased 38.6% in 2005 due to fewer deliveries of KC-135 aircraft. The segment operating income decreased $4.6 million as a result of fewer deliveries of KC-135 aircraft as well as losses recorded on the USCG C-130 program.

The CSS experienced a decrease in revenue in 2005 of $11.6 million or 17.9%. The CSS relies on maintaining an adequate base number of man-hours for its MRO services to maintain a competitive cost structure. MRO services are supplemented by modification services primarily in the form of cargo conversions. During 2005, there was only one delivery of a cargo conversion. The MRO services were adversely impacted by the lockout of all union employees at the Dothan, Alabama facility which lasted for two months and the petition for Chapter 11 bankruptcy of its largest commercial customer. As a result of the bankruptcy, CSS recorded a provision for doubtful accounts of $1.5 million during 2005. CSS also recorded a charge of $1.1 million during 2005 related to the settlement of the Falcon Air claim.

The MCS experienced significant revenue growth during 2005 primarily as a result of increased work on launch vehicles, design engineering and cargo system sales at its Space Vector subsidiary. In addition, the Company completed the relocation of PEI to Chatsworth, California, where Space Vector is located. The relocation will enable the two subsidiaries to complement their operations and take advantage of shared management resources.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2005 versus twelve months ended December 31, 2004

The table below presents major highlights from the years ended December 31, 2005 and 2004.

(In $Millions)

	2005	2004	Change
Revenue	$150.3	$201.2	(25.3)%
Gross Profit	15.7	$25.1	(37.5)%
Operating loss	(8.4)	$(3.0)	180.0%
Loss before taxes	(9.6)	$(4.3)	123.3%
Net loss	(5.8)	$(3.0)	93.3%
EBITDA	(3.8)	$2.0	(290.1)%

The Company defines operating income, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA for the years ended December 31, 2005 and 2004 was calculated using the following approach:

(In $Millions)

	2005	2004
Net Loss	$(5.8)	$(3.0)
Interest	$1.9	$1.3
Taxes	$(3.8)	$(1.3)
Depreciation and Amortization	$3.9	$5.0

EBITDA	$(3.8)	$2.0

The Company presents Earnings (Loss) Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, the Company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the Consolidated Statements of Operations in this report. Due to the long-term nature of much of the Company’s business, the Depreciation and Amortization amounts recorded in the Consolidated Statements of Operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the Company’s Consolidated Balance Sheets. This is a result of the capitalization of depreciation expense on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue by operating segment for the years ended December 31, 2005 and 2004.

(In $Millions)

	2005	2004	Change	% Change
GSS	$82.0	$133.5	$(51.5)	(38.6)%
CSS	$53.2	$64.8	$(11.6)	(17.9)%
MCS	$15.6	$7.7	$7.9	102.6%
Eliminations	$(0.5)	$(4.8)	$4.3

Total	$150.3	$201.2	$(50.9)	(25.3)%

Without regard to operating segments, the Company’s mix of business between government and commercial customers changed to 61% government and 39% commercial in 2005 from 68% government and 32% commercial in 2004.

The $51.5 million decrease in sales at the GSS was primarily due to a decrease in aircraft deliveries under the KC-135 PDM program of $49.2 million. The scope of the KC-135 PDM program allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2004 and 2005, the USAF reduced the total number of KC-135 aircraft in operation resulting in fewer aircraft being outsourced for maintenance. Due to fewer aircraft being inducted, the Company delivered 20 PDM aircraft and three drop-ins compared to 31 PDM aircraft during 2004. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. Year-over-year the Company has realized a decrease in sales per PDM aircraft delivered due to a decrease in the amount of work performed on each aircraft delivered. The Company delivered one C-130 aircraft during 2005 compared to three C-130 aircraft during 2004 for depot level maintenance under a contract with the USCG. The Company also delivered three C-130 aircraft under contracts with the other government agencies to perform limited scope maintenance work during 2005 compared to ten during 2004. The KC-135 PDM programs represented 86.7% of the revenue of the GSS during 2005 compared to 90.1% during 2004.

The decrease in CSS revenue of $11.6 million was primarily due to a decrease in cargo conversion revenues of $4.3 million, a decrease in military flight control revenues of $2.8 million, a decrease in MRO revenue of $1.7 million and a decrease in parts sales of $0.6 million. CSS delivered one cargo conversion during 2005 compared to three during 2004. The military flight controls program was transferred from CSS to GSS at the end of 2004. MRO revenues were adversely impacted in the third and fourth quarters of 2005 by the bankruptcy of CSS’s largest customer and by a two-month lockout of all union employees at the Dothan, Alabama facility.

Revenue in the MCS increased to $15.6 million, an increase of $7.9 million from the prior year. Revenue increased primarily as a result of increased work on launch vehicles, design engineering and cargo system sales.

Cost of sales decreased to $134.6 million in 2005 from $176.1 million in 2004. Cost of sales decreased at a slightly lower rate than revenue because of charges related to the USCG C-130 program and fixed expenses. Cost of sales was adversely impacted by $5.3 million of losses on the USCG contract in 2005 compared to losses of $2.7 million in 2004. The Company was notified in 2005 by the Coast Guard that options for additional C-130 aircraft would not be exercised. The Company also incurred expenses of $0.4 million in 2005 related to cost incurred for implementing a new maintenance line for the new U.S. Navy P-3 program and the related losses expected on the first two aircraft.

Gross profit at the CSS decreased from $9.6 million in 2004 to $3.0 million in 2005. The decrease in gross profit at the CSS was primarily due to the lockout of all union employees at the Dothan, Alabama facility, from August 11, 2005 to October 9, 2005, the bankruptcy of CSS’s largest customer and fewer cargo conversion deliveries in 2005. The CSS also recorded a charge of $1.1 million in 2005 related to the settlement of the Falcon Air claim.

MCS cost of sales increased by 56.5%, from $6.9 million in 2004 to $10.8 million in 2005, primarily as a result of a 103% increase in revenue. The increase in revenue at the Company’s Space Vector subsidiary substantially improved profit margins and improved the recovery of fixed expenses. Included in 2005 cost of sales is $0.4 million in expenses related to the relocation of the Pemco Engineers facility. Included in 2004 cost of sales is a $0.9 million increase to inventory reserves at Pemco Engineers related to a business change to increase outsourcing of certain specialty manufacturing.

Overall, the Company’s gross profit percentage decreased to 10.4% in 2005 from 12.5% in 2004. The decrease in gross profit as a percent of revenue in 2005 and 2004 from historical levels is attributable to several factors discussed above. Gross profit at the GSS decreased from $14.7 million in 2004 to $7.9 million in 2005. As a percentage of sales, gross profit decreased from 11.0% in 2004 to 9.6% in 2005. The impact from losses on the USCG program and fixed expenses were partially offset by improvement in the flow days for KC-135 aircraft as a result of productivity initiatives implemented in 2004.

Selling, general and administrative (“SG&A”) expenses decreased $5.6 million, or 20.0%, to $22.5 million in 2005 from $28.1 million in 2004. As a percent of sales, SG&A expenses increased to 15.0% in 2005 from 13.9% in 2004 due to the lower revenue base. The decrease in SG&A expense is primarily attributable to approximately $2.5 million in accounting and legal charges incurred during 2004 related to restating the Company’s financial statements. In addition, the Company recorded a $0.9 million charge during the second quarter of 2004 related to the settlement of an equity compensation arrangement. SG&A expense also decreased due to cost reductions implemented as a result of reduced revenue in 2005.

Interest expense increased to $1.9 million in 2005 from $1.3 million in 2004. The effective average interest rate on the Company’s revolving credit facility was approximately 5.8% in 2005 versus 4.1% in 2004. In addition, the Company’s average debt outstanding increased to $30.6 million in 2005 compared to $28.4 million in 2004.

During 2005, the Company recorded income tax benefits at an effective rate of 39.6%. During 2004, the Company recorded income tax benefits at an effective rate of 30.7%. The effective rate in 2005 and 2004 is impacted by the allocation of taxable losses between Alabama and California. Net operating loss carry forwards for California are subject to a deferred tax valuation allowance. Net operating loss carryforwards for Alabama are expected to be utilized in future years.

Twelve months ended December 31, 2004 versus twelve months ended December 31, 2003

The table below presents major highlights from the years ended December 31, 2004 and 2003.

(In $Millions)

	2004	2003	Change
Revenue	$201.2	$190.4	5.7%
Gross Profit	$25.1	$42.3	(40.7)%
Operating (loss) / income	$(3.0)	$16.2	(118.5)%
(Loss) / Income before taxes	$(4.3)	$15.9	(127.0)%
Net (loss) / income	$(3.0)	$10.0	(129.9)%
EBITDA	$2.0	$21.1	(90.5)%

The Company defines operating income, as shown in the above table, as revenue less cost of sales, less SG&A expenses.

EBITDA for the years ended December 31, 2004 and 2003 was calculated using the following approach:

(In $Millions)

	2004	2003
Net (Loss) / Income	$(3.0)	$10.0
Interest	$1.3	$0.9
Taxes	$(1.3)	$5.9
Depreciation and Amortization	$5.0	$4.3

EBITDA	$2.0	$21.1

The table below presents the highlights in revenue by operating segment for the years ended December 31, 2004 and 2003.

(In $Millions)

	2004	2003	Change	% Change
GSS	$133.5	$126.4	$7.1	5.6%
CSS	$64.8	$59.1	$5.7	9.6%
MCS	$7.7	$7.8	$(0.1)	(1.3)%
Eliminations	$(4.8)	$(2.9)	$(1.9)

Total	$201.2	$190.4	$10.8	5.7%

Without regard to operating segments, the Company’s mix of business between government and commercial customers remained consistent at 67% government and 33% commercial in 2004 and 68% government and 32% commercial in 2003.

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

Cost of sales increased to $176.1 million in 2004 from $148.0 million in 2003. Approximately $8.9 million of the cost of sales increase related to the sales volume increase. The remaining cost of sales increase was due primarily to productivity initiatives at the GSS described below. Overall, the Company’s gross profit percentage decreased to 12.5% in 2004 from 22.2% in 2003. The decrease in gross profit percent is attributable to several factors. Gross profit at the GSS decreased to $14.7 million during 2004 from $33.7 million during 2003. The GSS incurred significant costs associated with process changes and productivity initiatives designed to improve quality and reduce the number of days to perform the PDM process on a KC-135 aircraft. The costs incurred to achieve these long-term objectives had an adverse impact on short-term operating results. Overhead costs increased as a result of training the workforce in new operating procedures, the implementation of a point-of-use material program, and direct costs associated with continuous improvement programs and lean manufacturing projects. In addition, productivity declined in the short-term as learning curve costs associated with the implementation of the new operating procedures took effect. The GSS recognized losses of $2.7 million on C-130 aircraft, primarily those under its contract with the USCG. Although the GSS realized improvements in cost performance on each C-130 aircraft delivered, the increased volume of this work during 2004 over 2003 contributed to the reduction in the gross profit percentage. The GSS also recorded $1.8 million in cost overruns that reduced the profitability on several KC-135 aircraft below traditional levels, $0.8 million in charges related to physical inventory adjustments, a $0.6 million charge for losses on contracts-in-process at December 31, 2004, and $0.1 million in charges related to environmental issues.

The reduction in gross profit at the GSS was partially offset by an increase in gross profit at the CSS to $9.6 million in 2004 from $6.7 million in 2003. The increase in gross profit at the CSS was primarily due to improvements in passenger-to-cargo and passenger-to-quick-change conversion results. The CSS recorded a large loss on conversion work in 2003 versus a smaller profit in 2004. In addition, the CSS achieved greater efficiencies year-over-year performing maintenance work for its largest customer. However, a less profitable mix of maintenance work for other customers year-over-year partially offset these improvements. Also, included in cost of sales during 2003 is a $0.7 million gain related to an insurance recovery resulting from a fire at the Company’s Dothan, Alabama facility in January 2002.

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

SG&A expenses increased $2.0 million, or 7.7%, to $28.1 million in 2004 from $26.1 million in 2003. As a percent of sales, SG&A expenses increased to 13.9% in 2004 from 13.7% in 2003. The increase in SG&A expense is primarily attributable to approximately $2.5 million in accounting and legal charges during 2004 related to the 2003 financial statement audit, 2004 quarterly reviews and the restatement of the Company’s financial statements filed in connection with the first three quarters of 2003. In addition, the Company recorded a $0.9 million charge during the second quarter of 2004 related to the settlement of an equity compensation arrangement. These increases to SG&A were partially off-set by a reduction in incentive compensation and engineering activity at the consolidated level, and decreased costs for engineering activity at the MCS.

Interest expense increased to $1.3 million in 2004 from $0.9 million in 2003. The effective average interest rate on the Company’s revolving credit facility was approximately 4.1% in 2004 versus 3.9% in 2003. In addition, the Company’s average debt outstanding increased to $28.4 million in 2004 compared to $20.5 million in 2003 due to $11.8 million of cash used by operating activities.

During 2004, the Company recorded income tax provisions at an effective rate of 30.7%. During 2003, the Company recorded income tax provisions at an effective rate of 37.0%. The effective rate in 2003 includes favorable tax benefits generated from the utilization of Alabama net operating loss carry forwards that had previously been subject to a deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands)

	December 31, 2005	December 31, 2004	Change
Cash	$26	$3,354	$(3,328)
Working Capital	(18,544)	25,507	(44,051)
Current portion of long-term debt and capital lease obligations	25,126	7,447	17,679
Long-term debt and capital lease obligations	1,973	30,494	(28,521)
Stockholders’ equity	11,539	18,478	(6,939)
Debt to equity	2.35	2.05	0.30

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; timing of federal income tax payments; transactions under the Company’s stock repurchase plan; and potential acquisitions and divestitures. As discussed below under Funding Sources, the Company anticipates that operating cash flow, together with access to external capital resources, will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next 12 months. However, a deterioration of financial results due to “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” discussed above or failure to renegotiate our credit facilities could adversely affect our liquidity.

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios as of December 31, 2005. As a result, all outstanding debt under our Credit Agreement has been classified as current on the Consolidated Balance Sheets. The reclassification of long-term debt to current and the decrease in accounts receivable resulted in working capital decreasing from a positive $25.5 million to a negative $18.5 million. As a result of the debt covenant violations, the outstanding borrowings under the Credit Agreement may become immediately due and payable and interest rates may increase. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders have waived all defaults of debt covenants through December 31, 2005. While we believe our operating performance will improve and that our lenders will not accelerate debt obligations, there can be no assurances we will be successful, and we may require additional capital to meet our operating needs. Our estimate for the first quarter of 2006 assumes an increase in working capital needs as we begin programs for new customers and continue to increase staffing at the Dothan facility. We will continue to monitor our financial results and liquidity position and, if necessary, implement further reductions in expenses and capital expenditures. We have no current arrangements with respect to sources of additional financing, and our recent negative results of operations will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations. Our ability to continue to borrow funds from our lenders under the Credit Agreement is dependent on our ability to meet the lenders’ borrowing conditions at the relevant times.

Cash Flow Overview

Operating activities provided $11.5 million during 2005 compared to using $11.8 million during 2004. The Company received proceeds from the exercise of Company Common Stock options of $0.1 million and $0.8 million during 2005 and 2004, respectively. Cash of $4.0 million and $4.2 million was used during 2005 and 2004, respectively, for capital expenditures. During 2004, $0.9 million was used for the repurchase of Company Common Stock. A major use of cash has been the unfavorable payment terms under a large contract. The payment terms on a large contract were renegotiated in April 2005 and, as a result, the reduction in accounts receivable provided $15.9 million in cash. As a result of cash provided by operating activities, the Company decreased its borrowing under the revolving line of credit by $9.3 million and other debt obligations by $1.6 million.

Future Capital Requirements

The Company has three large potential capital requirements in 2006: required minimum funding of the defined benefit pension plan, current maturities of long-term debt, and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002 coupled with lower interest rate, the Plan was under-funded at December 31, 2002 by $38.0 million. The under-funded amount decreased by $11.5 million in 2003 and $3.2 million in 2004 as investment returns were positive and the Company made additional contributions to the Plan. The Plan was under-funded by approximately $26.3 and $23.3 million at December 31, 2005 and 2004, respectively. The under-funded amount would have decreased by $2.6 million but was offset by the impact of the terms of the new collective bargaining agreements which added $5.6 million in future benefit obligations. The Company made contributions to the Plan totaling approximately $7.8 million and $8.1 million during 2005 and 2004, respectively. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $11.0 million to the Plan during 2006. The Company also has a postretirement benefit plan to provide health care benefits to retirees between 62 and 65 years of age. The postretirement benefit plan is funded on a pay-as-you-go basis. Total benefits paid are estimated to be $0.1 million in 2006.

As discussed more extensively below, current maturities of long-term debt totaled $25.1 million and $7.4 million at December 31, 2005 and 2004, respectively. Approximately $21.5 million of the 2005 current maturities relates to the scheduled expiration of the credit agreement in October 2006 while $1.7 million of the 2005 current maturities relates to violations of debt covenants discussed below. Approximately $5.8 million of the 2004 current maturities relates to the commitment of the Company’s revolving credit facility decreasing from $33.0 million to $25 million at April 30, 2005.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of Bay 2 in Birmingham during the first quarter of 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. The Company continues to improve its hanger facilities in Birmingham. The Company anticipates capital expenditures of $3.0 million to $5.0 million in 2006.

Revolving Credit Facility

The Company and its primary lenders, Wachovia and Compass, previously entered into a series of amendments to the Credit Agreement dated December 16, 2002, that affect the revolving credit facility that is made available to the Company under the Credit Agreement. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the revolving credit facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the revolving credit facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the revolving credit facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the revolving credit facility maturity date from December 16, 2005 to April 30, 2006. On April 30, 2005, the Company amended the Credit Agreement to extend the $33.0 million revolving credit facility commitment to June 30, 2006. On June 28, 2005, the Credit Agreement was amended to extend the revolving credit facility maturity date from April 30, 2006 to October 15, 2006 and to reduce the commitment amount to $28.0 million.

During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to quarterly losses incurred by the Company during 2005 and 2004. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company has obtained a waiver from the lender for all debt covenant violations through December 31, 2005. On February 15, 2006, the Company entered into the thirteenth amendment to the Credit Agreement redefining all financial covenants of the Credit Agreement. If the Company is unable to comply with the covenants in the future and the lender does not grant necessary waivers, the outstanding borrowings under the Credit Agreement may become immediately due and payable and certain interest rates will increase.

Bank Term Loan

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount under the loan is $5.0 million, which is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not or has never been an affiliate of the Company or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan could be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00%. The Company had an outstanding balance under the Treasury Stock Term Loan at December 31, 2005 of $1.4 million. The loan is being repaid in equal monthly installments over 31 months that commenced on May 22, 2005.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at that facility, which was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 3.67% at December 31, 2005.

Silver Canyon Term Loan Consummated Subsequent to 2005

On February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million. The principal amount of the note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s credit facility with Wachovia and Compass become due and payable. The note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The note with Silver Canyon is subordinate to any debt incurred by the Company under the revolving credit facility. The note contains customary events of default consistent with the defined events of default established by the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass.

Treasury Stock Purchase Program

During the third quarter of 2001, the Board of Directors authorized the Company to repurchase up to 400,000 shares of its Common Stock, representing approximately 10% of the Company’s issued and outstanding shares (“prior repurchase program”). The Company acquired approximately 349,000 shares under the prior repurchase program. During the second quarter of 2003, the Board of Directors authorized the Company to repurchase up to an additional 200,000 shares of its Common Stock, representing approximately 5% of the Company’s issued and outstanding shares (“new repurchase program”), and effectively terminated and replaced the prior repurchase program. Under the new repurchase program, the Company may repurchase Common Stock from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Board of Directors or their designee. The Company repurchased approximately 54,000 and 11,000 shares of Common Stock for $1.6 million and $0.3 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had acquired approximately 65,000 shares under the new repurchase program, and an aggregate of approximately 413,000 shares under the new and prior repurchase programs at a cost of approximately $8.6 million. There was no treasury stock activity during 2005. The shares repurchased under these programs have been reflected as Treasury Stock in the Stockholders’ Equity section of the Consolidated Balance Sheets. The Company may not elect to repurchase additional shares without the approvals of its lenders.

Funding Sources

Funding for the advancement of the Company’s strategic goals, including the possible investment in targeted business areas and acquisitions, is expected to continue. The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The Company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next 12 months. The Company could elect, or could be required, to raise additional funds during that period, and the Company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the Company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the Company’s stockholders. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

The aircraft services industry has generally been in a consolidation phase recently. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. The Company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

Contractual Obligations

The following table sets forth information with respect to the maturities of the Company’s contractual obligations as of December 31, 2005.

	(In Thousands)
	2006	2007 - 2008	2009 - 2010	After 2010	Total
Debt	$25,117	$359	$361	$1,240	$27,077
Capital lease obligations	9	12	1	—	22
Operating leases	2,163	2,730	2,551	13,281	20,725

Total	$27,289	$3,101	$2,913	$14,521	$47,824

As discussed above, a significant portion of the 2006 maturity of debt listed above relates to the Company’s revolving credit facility. The Company expects that it will renew the agreement upon or prior to its maturity, although there can be no assurances in that regard. Notwithstanding this intended renewal of the revolving credit facility, the Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

Included in “Other Long-Term Liabilities” in the Consolidated Balance Sheets at December 31, 2005 is a deferred compensation plan liability of approximately $2.0 million and long-term workers compensation self-insurance reserves of $0.3 million. Neither item has a set maturity date and both have been excluded from the table of contractual obligations presented above.

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

Contingencies

While it is not anticipated, a material adverse effect on the Company’s financial position and results of operations could result if the Company is not successful in its defense of its legal proceedings (See Note 10 to the Consolidated Financial Statements).

The Company, as a U.S. Government contractor, is routinely subject to audits, reviews, and investigations by the U.S. Government related to its negotiation and performance of U.S. Government contracts and its accounting for such contracts. Under certain circumstances, a contractor can be suspended or barred from eligibility for U.S. Government contract awards. The U.S. Government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. Government audits, reviews or investigations will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2005 and 2004, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any foreign exchange risks at December 31, 2005.

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

Given the nature of the GSS business and customers, write-offs have historically been nominal. GSS customers are primarily the U.S. Government or its prime contractors. The CSS primarily services the commercial airline market, and is therefore more susceptible to collectibility issues. Generally, the Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected. MCS’s business involving commercial customers has experienced some collectibility problems; however, historical MCS write-offs have been insignificant to the Company’s operations as a whole.

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

Contingencies

As further discussed in Note 10 of Notes to Consolidated Financial Statements, the Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where necessary, the Company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations.

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

FAS 123(R) specifies that the fair value of an employee stock option must be based on an observable market price of an option with the same or similar terms and conditions if one is available or, if an observable market price is not available, the fair value must be estimated using a valuation technique that (1) is applied in a manner consistent with the fair value measurement objective and the other requirements of the Statement, (2) is based on established principles of financial economic theory generally applied to that field, and (3) reflects all substantive characteristics of the instrument. As market prices for the Company employee stock options or for identical or similar equity instruments are not available, there are no observable market prices for the Company’s employee stock options and, therefore, fair value will be estimated using an acceptable valuation technique. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Statement is effective for the Company on January 1, 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, rehandling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The Company does not expect SFAS No. 151 to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and one term loan, and another term loan, all as described in Note 5 to the Consolidated Financial Statements (see Item 8 herein). The Credit Agreement’s revolving credit facility and term loan bear interest at LIBOR plus 275 basis points and LIBOR plus 300 basis points, respectively, and the treasury stock term loan bears interest at LIBOR plus 300 basis points. The Airport Authority Term Loan bears interest at BMA plus 36 basis points. These interest rates were 7.04%, 7.29%, 7.29% and 3.67%, respectively at December 31, 2005. Had the rate of the variable rate debt increased 100 basis points, net loss would have been increased by approximately $306,000 during 2005.

Item 8. Financial Statements and Supplementary Data

The following financial statements and financial statement schedules are submitted herewith:

Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Pemco Aviation Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Pemco Aviation Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pemco Aviation Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts (15(a)(2)) is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2005 and 2004 amounts in this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Raleigh, North Carolina	/s/ Grant Thornton LLP
March 17, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pemco Aviation Group, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Pemco Aviation Group, Inc. (a Delaware corporation) and subsidiaries for the year in the period ended December 31, 2003. Our audit also included the data included in the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Pemco Aviation Group, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 2003 data in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Birmingham, Alabama	/s/ ERNST & YOUNG LLP
April 8, 2004

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

ASSETS

(In Thousands)

	2005	2004
Current assets:
Cash and cash equivalents	$26	$3,354
Accounts receivable, net	20,852	38,247
Inventories, net	20,953	21,512
Deferred income taxes	4,083	2,966
Prepaid expenses and other	1,925	2,144

Total current assets	47,839	68,223

Machinery, equipment and improvements at cost:
Machinery and equipment	34,154	34,119
Leasehold improvements	29,975	27,563
Construction-in-process	265	1,573

	64,394	63,255
Less accumulated depreciation and amortization	(39,392)	(38,250)

Net machinery, equipment and improvements	25,002	25,005

Other non-current assets:
Deposits and other	2,322	2,005
Deferred income taxes	11,042	7,435
Related party receivable	503	482
Intangible pension asset	8,476	3,863
Intangible assets, net	104	112

	22,447	13,897

Total assets	$95,288	$107,125

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - continued

December 31, 2005 and 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	2005	2004
Current liabilities:
Current portion of long-term debt	$25,126	$7,447
Current portion of pension liability	11,019	7,832
Current portion of income tax liability	—	59
Accounts payable - trade	12,058	14,034
Accrued health and dental	1,158	1,326
Accrued liabilities - payroll related	5,724	6,345
Accrued liabilities - other	4,855	4,790
Customer deposits in excess of cost	6,443	883

Total current liabilities	66,383	42,716
Long-term debt, less current portion	1,973	30,494
Long-term pension benefit liability	13,139	13,308
Other long-term liabilities	2,254	2,129

Total liabilities	83,749	88,647

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,113,659 and 4,104,344 outstanding at December 31, 2005 and 2004, respectively	1	1
Additional paid-in capital	13,188	12,807
Retained earnings	28,894	34,708
Treasury stock, at cost – 413,398 shares at December 31, 2005 and 2004	(8,623)	(8,623)
Accumulated other comprehensive income (loss)
Net unrealized gain on investments	—	235
Minimum pension liability	(21,921)	(20,650)

Total stockholders’ equity	11,539	18,478

Total liabilities and stockholders’ equity	$95,288	$107,125

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, Except Net Income (Loss) per Common Share Information)

	2005	2004	2003
Net sales	$150,312	$201,165	$190,376
Cost of sales	134,613	176,115	148,049

Gross profit	15,699	25,050	42,327

Selling, general and administrative expenses	22,545	28,055	26,084
Provision for doubtful accounts	1,519	—	—

(Loss) income from operations	(8,365)	(3,005)	16,243

Interest expense	(1,912)	(1,304)	(909)
Insurance recovery	—	—	527
Other income	650	—

(Loss) income before income taxes	(9,627)	(4,309)	15,861
Income tax (benefit) expense	(3,813)	(1,321)	5,866

Net (loss) income	$(5,814)	$(2,988)	$9,995

Net (loss) income per common share:
Basic	$(1.42)	$(0.73)	$2.47
Diluted	$(1.42)	$(0.73)	$2.27

Weighted average common shares outstanding:
Basic	4,108	4,072	4,042
Diluted	4,108	4,072	4,395

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
January 1, 2003	4,379	1	9,684	27,701	(6,788)	(19,881)	10,717
Exercise of stock options (including tax benefit of $121)	25		393				393
Purchase of treasury stock					(255)		(255)
Comprehensive income (loss):
Net income				9,995			9,995
Change in net unrealized gain on deferred compensation plan assets (net of tax of $85)						140	140
Minimum pension liability (net of tax of $579)						1,177	1,177

Total comprehensive income							11,312

December 31, 2003	4,404	1	10,077	37,696	(7,043)	(18,564)	22,167

Exercise of stock options (including tax benefit of $401)	114		1,847				1,847
Stock-based compensation			883				883
Purchase of treasury stock					(1,580)		(1,580)
Comprehensive income (loss):
Net income				(2,988)			(2,988)
Change in net unrealized gain on deferred compensation plan assets (net of tax of $62)						95	95
Minimum pension liability (net of tax of $1,191)						(1,946)	(1,946)

Total comprehensive loss							(4,839)

December 31, 2004	4,518	1	12,807	34,708	(8,623)	(20,415)	18,478

Exercise of stock options (including tax benefit of $31)	9		160				160
Stock-based compensation			221				221
Comprehensive income (loss):
Net loss				(5,814)			(5,814)
Change in net unrealized gain on deferred compensation plan assets (net of tax of $147)						(235)	(235)
Minimum pension liability (net of tax of $787)						(1,271)	(1,271)

Total comprehensive loss							(7,320)

December 31, 2005	4,527	$1	$13,188	$28,894	$(8,623)	$(21,921)	$11,539

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net (loss) income	$(5,814)	$(2,988)	$9,995

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	3,866	4,864	4,271
Amortization of intangible assets	60	157	98
(Benefit) provision for deferred income taxes	(3,759)	(1,149)	5,333
Funding (over) under pension cost	(3,653)	(5,508)	(8,868)
Provisions (recoveries) for losses on receivables	1,519	(107)	472
Provision for inventory valuation	—	3,055	733
Loss on disposals of machinery and equipment	82	49
Provision for losses on contracts-in-process	2,280	741	3,648
Unrealized (gains) losses on deferred compensation plan assets	(340)	157	—
Share-based plans expense	221	883
Excess tax benefits from share-based payment arrangements		—	121
Changes in assets and liabilities:
Related party receivable	(21)	(22)	(35)
Accounts receivable, trade	15,876	(3,098)	(5,352)
Inventories	(2,374)	(109)	(10,564)
Prepaid expenses and other	219	(583)	(357)
Deposits and other	(359)	(69)	(621)
Customer deposits in excess of cost	5,560	(6,796)	(1,203)
Accounts payable and accrued liabilities	(1,893)	(1,242)	4,274

Total adjustments	17,284	(8,777)	(8,050)

Net cash provided by (used in) operating activities	11,470	(11,765)	1,945

Cash flows from investing activities:
Capital expenditures	(4,033)	(4,238)	(4,971)

Net cash used in investing activities	(4,033)	(4,238)	(4,971)

Cash flows from financing activities:
Proceeds from exercise of stock options	129	787	272
Purchase of treasury stock	—	(921)	(255)
Payment of debt issuance costs	(52)	(52)	—
Net change under revolving credit facility	(9,279)	15,813	4,093
Borrowings under long-term debt	—	1,797	395
Principal payments under long-term debt	(1,563)	(1,223)	(1,118)

Net cash (used in) provided by financing activities	(10,765)	16,201	3,387

Net (decrease) increase in cash and cash equivalents	(3,328)	198	361

Cash and cash equivalents, beginning of year	3,354	3,156	2,795

Cash and cash equivalents, end of year	$26	$3,354	$3,156

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$1,900	$1,156	$777

Income taxes	$(85)	$709	$0

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

DECEMBER 31, 2005, 2004 and 2003

1. BUSINESSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories – Raw materials and supplies are stated at the lower of cost or net realizable value, with cost principally determined by the last-in first-out method. Finished goods and work-in-process include materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less amounts in excess of estimated realizable value. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances and customer deposits. Such advances and deposits are reflected as an offset against the related inventory balances to the extent costs have been accumulated. Inventoried costs on long-term commercial programs and U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government contracts include general and administrative expenses estimated to be recoverable. In accordance with industry practices, inventoried costs are classified as current assets and include amounts related to any contracts having production cycles longer than one year.

Machinery, Equipment, and Improvements - Leasehold improvements and machinery and equipment are stated at cost, less accumulated amortization and depreciation. Capital expenditures during 2005, 2004 and 2003 included capitalized interest cost of $0. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives (in the case of leasehold improvements, the useful life is the shorter of the lease period or the economic life of the improvements):

Classification	Useful Life In Years
Machinery and equipment	3 - 12
Leasehold improvements	5 - 20

Maintenance and repairs are charged to expense as incurred, while major renewals and improvements are capitalized. The cost and related accumulated depreciation of assets sold or otherwise disposed of are deducted from the related accounts and resulting gains or losses are reflected in operations.

Long-Lived Assets – The Company periodically evaluates whether events and circumstances have occurred that indicate the carrying value of long-lived assets and certain identifiable intangibles of the Company may not be recoverable. Recoverability of long-lived assets to be held and used is evaluated by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the excess of the carrying amount over the fair value of the asset. The fair value of the asset or asset group is measured by quoted market prices, if available, or by utilizing present value techniques, such as discounted cash flows.

Intangible Assets -The Company amortizes intangible assets, if appropriate, over their estimated lives. The Company’s intangible assets consist primarily of capitalized loan origination fees and an intangible pension asset related to the Company’s unfunded pension liability (see Note 9). The loan origination fees had a balance of approximately $0.1 million at December 31, 2005 and 2004, with 16% of the fee amortizing over the five-year life of the term loan, 58% of the fee amortizing over the two-year original term of the revolving credit facility, and 26% of the fee amortizing over the 54 month term of the treasury stock term loan. There is no direct amortization of the intangible pension asset.

Deferred Compensation – The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations. The fair market values of the assets at December 31, 2005 and 2004 were $2.0 million and $1.7 million, respectively, and are reflected in “deposits and other” in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.0 million and $1.7 million at December 31, 2005 and 2004, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

Reserve for Warranty Expenses - The Company provides warranties covering workmanship and materials under its PDM and MRO maintenance contracts that generally range from 6 to 18 months after an aircraft is delivered, depending on the specific terms of each contract. The Company provides warranties under its cargo conversion contracts that generally range from approximately three to ten years from the date of aircraft delivery on structure, electrical systems, and other components directly associated with the conversion system and one year from the date of aircraft delivery on workmanship and materials related to general maintenance performed concurrent with the conversion. The Company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. The reserve is management’s best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2005 and 2004. Periodic adjustments to the reserve are made as events occur that indicate changes are necessary. The liability for warranty reserves was approximately $1.4 million and $0.5 million at December 31, 2005 and 2004, respectively, and is included in accrued liabilities – other in the accompanying consolidated balance sheets.

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

(In Thousands Except Per Share Information)

	2005	2004	2003
Net (loss) income – as reported	$(5,814)	$(2,988)	$9,995
Stock based compensation under fair value method, net of tax effect	(879)	(1,843)	(1,545)

Net (loss) income – pro forma	$(6,693)	$(4,831)	$8,450

Net (loss) income per share, basic – as reported	$(1.42)	$(0.73)	$2.47

Net (loss) income per share, diluted – as reported	$(1.42)	$(0.73)	$2.27

Net (loss) income per share, basic – pro forma	$(1.63)	$(1.19)	$2.09

Net (loss) income per share, diluted – pro forma	$(1.63)	$(1.19)	$1.92

The fair value of the options granted during 2005 was estimated on the date of grant using the binomial method and the following weighted-average assumptions:

2005
Risk-free interest rate	4.50%
Expected volatility	61%
Expected term	4.92
Dividend yield	0%
Estimated forfeitures	9.27%
Exercise Factor	2.0
Post-Vest %	6.51%

The fair value of the options granted prior to 2005 was estimated on the date of grant using a different option-pricing model and the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	1.7% - 1.9%	1.8%
Expected volatility	61%	66%
Expected life	2.3	2.5
Dividend yield	0%	0%

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

The Statement is effective for the Company on January 1, 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for either recognition or pro forma disclosures under SFAS 123. For periods before the required effective date, entities may elect to apply a modified version of retrospective application transition method under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The impact of this Statement on the Company in fiscal 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in the table above in 2003 and 2004 have been calculated using a different option pricing model than the binomial model which was used in 2005 and is expected to be used in future years.

Revenue Recognition - Revenue at the GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any nonroutine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the nonroutine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For nonroutine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations for each specific task. Such work is performed and completed throughout the PDM process.

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

Comprehensive Income - Comprehensive income consists primarily of net income, the after-tax impact of the minimum pension liability, and the after-tax impact of unrealized gains and losses on investments. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate.

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

Statement of Cash Flows – Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. Non-cash transactions during 2004 included $0.2 million of net realized and unrealized gains from the change in the investment balance of the deferred compensation plan. In addition, during 2004 the Company recorded a $0.7 million increase to treasury stock and additional paid-in-capital related to the settlement of an equity compensation arrangement.

Recently Issued Accounting Standards – As discussed previously under Stock Options, in December 2004 the FASB published Statement No. 123 (revised 2004), “Share-Based Payment”.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, rehandling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by the Company effective January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	NET INCOME PER COMMON SHARE

Computation of basic and diluted earnings per share:

(In Thousands Except Per Share Information)

For the Year Ended December 31, 2005	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$(5,814)	4,108	$(1.42)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(5,814)	4,108	$(1.42)

For the Year Ended December 31, 2004	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$(2,988)	4,072	$(0.73)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(2,988)	4,072	$(0.73)

For the Year Ended December 31, 2003	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$9,995	4,042	$2.47
Dilutive securities		353	0.20

Diluted earnings and per share amounts	$9,995	4,395	$2.27

In 2005 and 2004, all options to purchase shares of Common Stock were excluded from the computation of diluted earnings per share because the effect of including these potential shares was anti-dilutive. Options to purchase 459,016, 211,333, and -0- shares of Common Stock related to 2005, 2004, and 2003, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of December 31, 2005 and 2004 consists of the following:

(In Thousands)

	2005	2004
U.S. Government:
Amounts billed	$4,679	$11,374
Recoverable costs and accrued profit on progress completed - not billed	6,062	15,148
Commercial Customers:
Amounts billed	11,091	9,987
Recoverable costs and accrued profit on progress completed - not billed	971	2,281

	22,803	38,790
Less allowance for doubtful accounts	(1,951)	(543)

Accounts receivable, net	$20,852	$38,247

Recoverable costs and accrued profit on progress completed not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts, even though earned, were not billable under the contract terms at December 31, 2005 and 2004.

At December 31, 2005 and 2004, the Company included approximately $1.0 million in Unbilled Receivables pertaining to a claim for an outstanding Request for Equitable Adjustment (“REA”) on its H-3 Helicopter contract with the United States Navy. At December 31, 2004, the Company included approximately $1.3 million in Unbilled Receivables pertaining to a claim for an outstanding REA related to its former KC-135 program as a prime contractor to the U.S. Government. REA proceeds related to its former KC-135 program totaling $1.3 million were collected during 2005.

During the third quarter 2005, the Company reserved $1.5 million related to the bankruptcy filing of Northwest Airlines.

4.	INVENTORIES

Inventories as of December 31, 2005 and 2004 consist of the following:

(In Thousands)

	2005	2004
Work in process	$24,805	$23,400
Finished goods	2,542	2,118
Raw materials and supplies	12,752	13,444

Total	40,099	38,962
Less reserves for obsolete inventory	(3,977)	(4,661)
Less milestone payments and customer deposits	(15,169)	(12,789)

	$20,953	$21,512

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The title to all inventories on which the Company receives milestone payments is vested in the customer to the extent of the milestone payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2005 and 2004 amounted to $2.3 million and $1.7 million, respectively, and are associated with government contracts.

Raw Material and Finished Goods inventories related to the modification and maintenance of aircraft are subject to technological obsolescence and potential decertification due to failure to meet design specifications. The Company actively reserves for these obsolete inventories. Future technological changes could render some additional inventories obsolete. No estimate can be made of the loss that would occur should current design specifications change.

5.	DEBT

Debt as of December 31, 2005 and 2004 consists of the following:

(In Thousands)

	2005	2004
Revolving Credit Facility; interest at LIBOR plus 2.75% (7.04% at December 31, 2005)	$21,500	$30,779
Bank Term Loan; interest at LIBOR plus 3.00% (7.29% at December 31, 2005)	2,000	3,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (7.29% at December 31, 2005)	1,437	1,797
Airport Authority Term Loan; interest at BMA plus 0.36% (3.67% at December 31, 2005)	2,140	2,320
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	22	45

Total long-term debt	27,099	37,941
Less portion reflected as current	(25,126)	(7,447)

Long term-debt, net of current portion	$1,973	$30,494

On December 16, 2002, the Company executed a Credit Agreement that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan”, respectively). The Revolving Credit Facility had an original term of two years. The Company amended the Credit Agreement on December 16, 2003, which increased the commitment under the Revolving Credit Facility from $20.0 million to $25.0 million and extended the maturity date from December 16, 2004 to December 16, 2005. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the Revolving Credit Facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the Revolving Credit Facility maturity date from December 16, 2005 to April 30, 2006. On April 30, 2005, the Company amended the Credit Agreement to extend the $33.0 million revolving credit facility commitment to June 30, 2006. On June 28, 2005, the Credit Agreement was amended to extend the revolving credit facility maturity date from April 30, 2006 to October 15, 2006 and to reduce the commitment amount to $28.0 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $21.5 million outstanding under the Revolving Credit Facility at December 31, 2005. Remaining borrowing capacity available under the facility at December 31, 2005, based upon the calculation that defines the borrowing base, totaled approximately $0.8 million.

The Bank Term Loan has a term of 5 years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company could draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings were to be used to make purchases of the Company’s Common Stock from any person who was not or has never been an affiliate of the Company or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan could be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00%. The Company had an outstanding balance under the Treasury Stock Term Loan at December 31, 2005 of $1.4 million. The loan repayments are in equal monthly installments over 31 months that commenced on May 22, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at BMA plus 0.36%. The amount outstanding under the Airport Authority Term Loan at December 31, 2005 was $2.1 million and is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year with a 5-year term.

All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

Principal maturities of debt over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

2006	25,126
2007	186
2008	185
2009	182
2010	180
Thereafter	1,240

$27,099

A significant portion of the 2006 maturity of debt listed above relates to the scheduled expiration of the Revolving Credit Facility, as amended. The Company expects that it will renew the agreement upon or prior to its maturity on October 15, 2006, although there can be no assurances in that regard. Notwithstanding this intended continuous renewal of the

Revolving Credit Facility, the Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity.

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

During each quarter of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005 and 2004. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company has obtained a waiver from the lender for all debt covenant violations through December 31, 2005. If the Company is unable to comply with the covenants in the future and the lenders do not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and certain interest rates will increase.

On February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million. The principal amount of the note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s credit facility with Wachovia and Compass become due and payable. The note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The note with Silver Canyon is subordinate to any debt incurred by the Company under the revolving credit facility with Wachovia and Compass. The note contains customary events of default consistent with the defined events of default established by the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass.

The Company conducts part of its operations with leased machinery under capital lease agreements. Remaining lease terms range from one to five years. The following is an analysis of property under capital leases by major class:

(In Thousands)

Class of Property	2005	2004
Production Equipment	$24	$225
Less: Accumulated Amortization	(15)	(95)

	$9	$130

6.	ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

The allowance for estimated future losses on contracts-in-process as of December 31, 2004, included in accrued liabilities – other in the consolidated balance sheets, amounted to $0.7 million, and was related to commitments to fulfill loss contracts at the Company’s GSS and CSS. At December 31, 2005, the allowance for estimated losses on contracts-in-process of approximately $3.8 million was netted against inventory in accordance with SOP 81-1 to adjust inventory to the net realizable value. This accrual is based upon management assumptions and estimates, and includes the application of the Company’s normal cost accounting methods and provisions for performance penalties. It is possible that actual results could differ from those assumptions used by management and changes to those assumptions could occur in the near term, which could result in the realization of additional losses. Management believes these assumptions are a reasonable estimate of the losses to be incurred on the respective loss contract activity through completion.

7.	INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2005, 2004, and 2003 is as follows:

(In Thousands)

	2005	2004	2003
Current:
Federal	$—	$(266)	$356
State	(54)	94	177

	(54)	(172)	533

Deferred:
Federal	(3,162)	(1,190)	4,673
State	(597)	41	660

	(3,759)	(1,149)	5,333

	$(3,813)	$(1,321)	$5,866

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

(In Thousands)

	2005	2004
Pension costs	$(10,863)	$(8,447)
Machinery, equipment, and improvements	(1,175)	(1,457)
Net maintenance and service costs	(5,194)	(3,647)
Deferred compensation plan investments	—	(147)

Gross Deferred tax liabilities	(17,232)	(13,698)

Accrued vacation	1,535	1,609
Accrued worker’s compensation	368	316
Inventory reserves	1,520	1,809
Contingency reserves	414	414
Pension minimum liability	13,562	12,775
Deferred income	2,216	1,240
Other accruals and reserves	3,775	1,581
Federal operating loss carry-forwards	6,890	2,969
State operating loss carry-forwards	1,355	630
Alternative minimum tax credit carry-forwards	1,386	1,386

Gross deferred tax assets	33,021	24,729

Deferred tax asset valuation allowance	(664)	(630)

Net deferred tax asset	$15,125	$10,401

For tax purposes, the Company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. This tax accounting differs from GAAP accounting for these items creating a temporary difference, which is reflected as net maintenance and service costs in the table above. The accumulated temporary difference for these items at December 31, 2005 and 2004 is $13.6 million and $9.5 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $5.2 million and $3.6 million for December 31, 2005 and 2004, respectively.

The Company maintains a valuation allowance for its deferred income taxes unless realization is considered more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of certain net operating losses and tax credit carryovers. The increase in the valuation allowance during 2005 resulted primarily from additional California net operating losses being incurred in 2005. Alabama net operating losses incurred in 2005 are expected to be utilized in future years.

A reconciliation from income tax expense computed at the U.S. federal statutory rate of 35% to the Company’s provision for income tax expense (benefit) from continuing operations is as follows:

(In Thousands)

	2005	2004	2003
Income tax benefit at federal statutory rate	$(3,369)	$(1,511)	$5,552
State income tax benefit, net of federal tax benefit	(446)	84	544
Increase/(Reduction) in valuation allowance	35	—	(375)
Other, net	(33)	106	145

Income tax (benefit)/expense	$(3,813)	$(1,321)	$5,866

At December 31, 2005 and 2004, the Company had estimated tax affected federal and state operating loss carry-forwards of approximately $6.9 million and $1.4 million, respectively. The loss carry-forwards expire at various dates between 2006 and 2023. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance. The alternative minimum tax credit carry-forwards of $1.4 million, included in the deferred tax assets at December 31, 2005, do not expire.

8.	STOCK OPTION PLANS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during fiscal year 2000 with outstanding options being combined with the Nonqualified Stock Option Plan. Options available to be granted under the Plan amounted to approximately 383,000 at December 31, 2005. Generally, options granted under the Plan become exercisable over staggered periods and expire ten years after the date of grant.

The following table summarizes Plan activity for the years ended December 31:

(In Thousands, Except Per Share Information)

	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Outstanding beginning of year	1,029	$20.16	932	$15.68	699	$12.04
Granted	55	26.27	235	35.14	273	24.13
Exercised	(9)	13.85	(114)	12.70	(24)	10.93
Forfeited	(21)	26.17	(24)	25.14	(16)	8.06

Outstanding end of year	1,054	20.42	1,029	20.16	932	15.68

Exercisable end of year	922		802		655
Estimated weighted average fair value of options granted	$12.23		$13.04		$9.98

The following table summarizes information about stock options outstanding at December 31, 2005:

(In Thousands, Except Per Share Information)

Range of Exercise Prices	Number of Outstanding Options at 12/31/2005	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Options at 12/31/2005	Weighted Average Exercise Price
$2.85 - $4.58	18	2.37	$4.17	18	$4.17
$8.72 - $10.13	165	3.99	9.09	165	9.09
$10.59 - $13.24	168	5.12	11.28	168	11.28
$16.49 - $17.35	182	6.11	16.52	182	16.52
$21.09 - $24.53	246	7.16	24.01	184	24.26
$25.51 - $35.70	275	8.36	33.19	205	33.68

	1,054	6.39	$20.42	922	$19.35

9.	EMPLOYEE BENEFIT PLANS

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

Changes during the year in the benefit obligation, fair value of Plan assets, and funded status were as follows:

(In Thousands)

	2005	2004
Benefit obligation at beginning of year	$122,891	$119,254
Service cost	2,688	2,477
Interest cost	7,338	7,194
Benefits paid	(9,436)	(9,289)
Amendments	5,636	—
Assumption changes	—	2,862
Actuarial loss	234	393

Benefit obligation at end of year	129,351	122,891

Fair value of plan assets at beginning of year	99,594	92,788
Return on plan assets	5,495	8,407
Company contribution	7,832	8,112
Benefits and expenses paid	(9,890)	(9,713)

Fair value of plan assets at end of year	103,031	99,594

Unfunded status	(26,320)	(23,297)
Unrecognized prior service cost	8,476	3,863
Unrecognized actuarial loss	37,645	35,582

Net amount recognized	$19,801	$16,148

Components of the Plan’s net periodic pension cost were as follows:

(In Thousands)

Components of net periodic pension cost:

	2005	2004	2003
Service cost	$2,688	$2,477	$2,307
Interest cost	7,338	7,194	7,397
Expected return on plan assets	(8,875)	(8,833)	(8,553)
Amortization of prior service cost	1,023	676	872
Amortization of net loss	2,005	1,111	177

Net pension cost	$4,179	$2,625	$2,200

Amounts recognized in the statement of financial position consist of:

(In Thousands)

	2005	2004
Net accrued liability	$(24,158)	$(21,140)
Intangible asset	8,476	3,863
Accumulated other comprehensive income	35,483	33,425

Net amount recognized	$19,801	$16,148

SFAS No. 87 “Employer’s Accounting for Pensions” provides that if at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (“ABO”), the sponsor must establish a minimum liability at least equal to the amount by which the ABO exceeds the fair value of the plan assets and any pension asset must be removed from the balance sheet. The sum of the liability and pension asset is offset by the recognition of an intangible asset and/or as a direct charge to stockholders’ equity, net of tax effects. Such adjustments have no direct impact on earnings per share or cash. The accumulated benefit obligation (“ABO”) was $127.2 million and $120.7 million at December 31, 2005 and 2004 respectively. As a result of unfavorable investment returns related to the Plan during 2002 and 2001, coupled with an increase in the actuarial liability resulting principally from lower interest rates, the ABO exceeded the fair value of plan assets at December 31, 2005 and 2004 by $24.2 million and $21.1 million, respectively. Consequently, the Company recognized a minimum liability and recorded the following amounts in other comprehensive income:

(In Thousands)

Amounts included in Other Comprehensive Income:

	2005	2004	2003
(Increase) decrease in minimum pension liability included in other comprehensive income	$(2,058)	$(3,115)	$1,756

The weighted average assumptions used to determine benefit obligations under the Company’s defined benefit pension plan at December 31 were as follows:

Assumptions for benefit obligation:

	2005	2004
Discount rate	6.00%	6.00%
Annual salary increase	3.50%	3.50%

The weighted average assumptions used to determine net periodic pension cost were as follows:

Assumptions for net periodic pension cost:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Annual salary increase	3.50%	3.50%	4.50%
Long-term return on plan assets	8.50%	8.50%	8.75%

The expected long-term rate of return on Plan assets was determined based upon historical market returns, expectations of future long-term capital market appreciation, and the Plan’s target asset allocations. In estimating the discount rate, the Company considered rates of return on high quality fixed-income investments currently available.

The Company’s weighted average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

Pension Plan Asset Allocation:

	2005	2004
Domestic equity funds	53.7%	53.1%
International equity funds	9.9%	9.4%
Domestic fixed income funds	27.0%	28.1%
Hedge funds	9.4%	9.4%

The basic goal underlying the Company’s investment policy is to ensure the assets of the Plan are invested in a prudent manner. The Company places a high priority on benefit security and recognizes that total rate of return objectives should not subject the assets to overly aggressive investment strategies which may expose the fund to severe depreciation in asset value during adverse markets. The Company’s investment objectives with regards to its pension plan assets include achieving a rate of return that is competitive with returns achieved by similar pension portfolios and by market averages. The Company’s strategy for achieving its desired total rate of return while reducing risk to an acceptable level includes appropriate diversification of Plan assets. The Company believes diversification across different asset classes and different capital markets allows the portfolio to take advantage of a variety of economic environments and at the same time acts to reduce risk by dampening the portfolio’s volatility of returns. The Company’s target asset allocation guidelines at December 31, 2005 were as follows:

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

The Company expects to contribute approximately $11.0 million to the Plan during 2006. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

2006	9,862
2007	9,850
2008	9,831
2009	9,828
2010	9,820
2011 - 2015	49,316

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

Changes during the year in the benefit obligation were as follows:

(In Thousands)

	2005	2004
Benefit obligation at beginning of year	$684	$556
Service cost	61	47
Interest cost	43	33
Benefits paid	(104)	(86)
Actuarial loss	79	134

Benefit obligation at end of year	$763	$684

The accrued postretirement costs, which are included in accrued liabilities – other in the accompanying consolidated balance sheets, were as follows:

(In Thousands)

	2005	2004
Funded status	$(763)	$(684)
Unrecognized transition obligation	108	124
Unrecognized net gain	121	45

Accrued liability	$(534)	$(515)

Components of the plan’s net cost were as follows:

(In Thousands)

	2005	2004	2003
Service cost	$61	$47	$42
Interest cost	43	33	33
Amortization of unrecognized transition obligation	16	16	16
Recognized actuarial gain	3	(10)	(4)

Net postretirement cost	$123	$86	$87

The weighted average discount rate used to determine benefit obligations under the Company’s postretirement benefit plan at December 31 was as follows:

	2005	2004
Discount rate	6.00%	6.00%

The weighted average discount rate used to determine net periodic benefit cost was as follows:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.0% for 2005, decreasing gradually to an ultimate rate of 5.0% in year 2013, and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)

	1 - Percentage Point Increase			1 - Percentage Point Decrease
	12/31/05	12/31/04	12/31/03	12/31/05	12/31/04	12/31/03
Effect on total service and interest cost components	$11	$9	$7	$(9)	$(8)	$(6)
Effect on postretirement benefit obligation	$76	$59	$39	$(67)	$(52)	$(34)

The Company expects to contribute $0.1 million to the postretirement benefit plan during 2006. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

2005	$56
2006	59
2007	65
2008	77
2009	93
2010-2014	504

Self-Insurance - The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers’ compensation. Losses and claims are accrued as incurred.

The Company maintains self-insured health and dental plans for employees at its Alabama facilities. The Company has reserves established in the amounts of $1.2 million and $1.3 million for reported and for incurred but not reported claims at December 31, 2005 and 2004, respectively.

The Company has a self-insured workers compensation program with a self-insured retention of $300,000 per occurrence. Claims in excess of the retention level are fully insured. Included in deposits and other in the accompanying consolidated balance sheets at December 31, 2005 and 2004, is $130,000 deposited with the State of Alabama in connection with the Company’s self-insured workers’ compensation programs. The Company recorded reserves of $1.0 million and $0.8 million for workers’ compensation claims related to the self-insured programs at December 31, 2005 and 2004, respectively. A Letter of Credit of $1.2 million with Wachovia Bank supports the self-insured workers’ compensation programs.

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

Defined Contribution Plan - The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and Company matching contributions are discretionary. A matching contribution of $ 0 and $10,000 was made in 2005 and 2004, respectively. Employees are always 100 percent vested in their contributions.

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

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2006	$2,031	$132	$2,163
2007	1,423	23	1,446
2008	1,275	9	1,284
2009	1,275	1	1,276
2010	1,275	—	1,275
Thereafter	13,281	—	13,281

Total minimum future rental commitments	$20,560	$165	$20,725

Total rent expense charged to operations for the years ended December 31, 2005, 2004, and 2003 amounted to $4.1 million, $4.1 million, and $3.5 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $1.6 million, $1.7 million, and $1.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The Company has a contract with the U.S. Coast Guard that expired in August 2005. The Company has incurred significant losses in 2003, 2004 and 2005 related to this contract. In addition, several aircraft have been delivered after the original contractual delivery date due to additional work performed on the aircraft. This work was required by the customer after the aircraft were undergoing maintenance. Final resolution of all the issues related to this contract, which could result in additional amounts owed to the U.S. Coast Guard or to the Company, may take a significant amount of time. No asset or liability has been accrued at December 31, 2005 other than the additional cost related to completing maintenance services on existing aircraft. The final Coast Guard aircraft is schedule to be delivered by the end of the first quarter of 2006.

Concentrations

In the ordinary course of business, the Company extends credit to many of its customers. As of December 31, 2005 and 2004, accounts receivable from three customers amounted to $10.6 million and $28.3 million, respectively.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 61%, 68% and 69% of the Company’s revenues in 2005, 2004 and 2003, respectively. The KC-135 program in and of itself comprised 47%, 60% and 65% of the Company’s total revenues in 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, the Company had a contract with a commercial airline that comprised 22%, 22% and 15%, respectively, of total revenues. In addition, another commercial contract comprised 11% of revenues during 2003. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a materially adverse effect on the Company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration which settled during consecutive mediation efforts. Management believes that settlement was in the best interest of the Company. The estimated cost of the settlement of $1.1 million has been fully reserved as of December 31, 2005.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January, 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals, which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. Discovery is currently in process and the Board expects to hear the consolidated claims in July of 2006.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case en banc. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The Case is now remanded to federal district court in Birmingham, Alabama. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

Various claims alleging employment discrimination, including race, sex, disability, and age have been made against the Company and its subsidiaries by current and former employees at its Birmingham and Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, is material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of December 31, 2005. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2005 and 2004, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (DHEC) that it was believed to be a potentially responsible party (PRP) with regard to contamination found on the Philips Service site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients (“Group”) in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has not been completed for review to date. The Company is insured in this matter.

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

12.	LABOR CONTRACTS

On December 31, 2005, the Company had 1,749 employees. Approximately 1,269 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and the International Association of Machinists and Aerospace Workers (“IAM”). On March 20, 2005, the UAW voted to ratify a new five-year agreement with Pemco Aeroplex, a subsidiary of the Company. The agreement with the IAM, which represents the CSS workforce, expired August 9, 2005 without a ratified agreement. The IAM local 1632 authorized a strike, but did not take action. On August 11, 2005, the Company implemented a lockout to force a return to the bargaining table and reach an agreement. This lockout lasted 60 days, with the IAM workforce ratifying a new three-year agreement on October 9, 2005.

13.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2005 and 2004, the carrying amounts of the Company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14.	FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2005, the Company recorded a $1.1 million charge related to settlement of the Falcon Air claim. The Company also recorded charges of $1.8 million related to losses on contracts-in-process. The Company also recorded charges of $0.4 million in 2005 related to cost incurred for implementing a new maintenance line for the new U.S. Navy P-3 program and the related losses expected on the first two aircraft. The Company also provided an additional $0.3 million for slow-moving inventory during the fourth quarter.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS and MCS may generate revenues from governmental entities or programs and the GSS may generate revenues from commercial entities. Sales to governmental entities or to commercial prime contractors for governmental programs in 2005, 2004 and 2003 were $91.3 million, $137.2 million and $130.7 million, respectively.

Due to the losses incurred by the CSS over the past three years, the Company tested the recoverability of the segment’s long-lived assets during 2005, 2004 and 2003 under the requirements of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The test concluded that the assets were not impaired and that the CSS would generate positive net cash flows in future years. The major assumptions in the test included: increased MRO related sales as commercial airline owners and operators continue to seek lower-cost alternatives to in-house maintenance and place aircraft back into service that were parked subsequent to September 11, 2001; increased cargo conversion revenue; reductions in engineering expenses associated with cargo conversions; and a positive contribution to cost rates attributable to increased sales and direct labor hours.

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

(In Thousands)

	2005	2004	2003
Change in accumulated depreciation and amortization reflected on the consolidated balance sheets	$3,954	$3,821	$3,750
Net depreciation and amortization (capitalized into) or removed from work-in-process	(88)	1,043	521

Depreciation and amortization recorded in cost of goods sold upon delivery of aircraft	$3,866	$4,864	$4,271

The following table presents information about 2005 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$81,960	$47,665	$14,827	$144,452
Revenues from external foreign customers	—	5,207	653	5,860
Inter-company revenues	—	345	147	492

Total segment revenues	81,960	53,217	15,627	150,804
Elimination				(492)

Total revenue				$150,312

Gross profit	$7,906	$2,995	$4,798	$15,699
Segment operating income (loss)	(2,010)	(6,605)	250	(8,365)
Interest expense				(1,912)
Other income				650
Income tax benefit				3,813

Net income (loss)				$(5,814)

Assets	$48,553	$39,116	$7,619	$95,288
Depreciation/amortization	1,806	1,898	222	3,926
Capital additions	3,053	325	655	4,033

The following table presents information about 2004 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$133,538	$55,494	$6,548	$195,580
Revenues from external foreign customers	—	5,063	522	5,585
Inter-company revenues	—	4,237	618	4,855

Total segment revenues	133,538	64,794	7,688	206,020
Elimination				(4,855)

Total revenue				$201,165

Gross profit	$14,657	$9,649	$744	$25,050
Segment operating income (loss)	2,621	(3,025)	(2,601)	(3,005)
Interest expense				(1,304)
Income tax benefit				1,321

Net loss				$(2,988)

Assets	$62,624	$39,183	$5,318	$107,125
Depreciation/amortization	3,292	1,464	265	5,021
Capital additions	2,103	1,937	198	4,238

The following table presents information about 2003 segment profit or loss:

(In Thousands)

	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$126,252	$54,110	$6,555	$186,917
Revenues from external foreign customers	—	3,020	439	3,459
Inter-company revenues	109	1,998	782	2,889

Total segment revenues	126,361	59,128	7,776	193,265
Elimination				(2,889)

Total revenue				$190,376

Gross profit	$33,722	$6,705	$1,900	$42,327
Segment operating income (loss)	23,313	(5,089)	(1,981)	16,243
Interest expense				(909)
Insurance recovery				527
Income tax expense				(5,866)

Net income				$9,995

Assets	$65,513	$33,581	$5,520	$104,614
Depreciation/amortization	2,576	1,573	220	4,369
Capital additions	2,859	2,047	65	4,971

16.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited consolidated quarterly financial data for the years ended December 31, 2005 and 2004 are presented below.

(In Thousands, Except Per Share Information)

	Quarter Ended 3/31/05	Quarter Ended 6/30/05	Quarter Ended 9/30/05	Quarter Ended 12/31/05
Net Sales	$44,048	$38,599	$31,025	$36,640
Gross Profit	8,184	4,966	2,341	208
Net Income (Loss)	1,159	(368)	(3,747)	(2,858)
Net Income (Loss) per Share:
Basic	$0.28	$(0.09)	$(0.91)	$(0.70)
Diluted	$0.26	$(0.09)	$(0.91)	$(0.70)

	Quarter Ended 3/31/04	Quarter Ended 6/30/04	Quarter Ended 9/30/04	Quarter Ended 12/31/04
Net Sales	$43,247	$43,515	$54,911	$59,492
Gross Profit	8,935	5,754	8,997	1,364
Net Income (Loss)	1,036	(1,120)	278	(3,182)
Net Income (Loss) per Share:
Basic	$0.26	$(0.28)	$0.07	$(0.78)
Diluted	$0.23	$(0.28)	$0.06	$(0.78)

17.	Assignment of Lease

On September 2, 2004, the Company, through its Air International Incorporated (“AIA”) subsidiary, entered into an Asset Purchase Agreement with Avantair, Inc. The Asset Purchase Agreement provided for the assignment of AIA’s lease agreement with Pinellas County, Florida to Avantair, Inc., located on the leased premises located at the St. Petersburg-Clearwater International Airport. During January 2005, Avantair, Inc. assigned its rights under the Asset Purchase Agreement to AvAero Services, LLC (“AvAero”). AIA completed the assignment of its lease agreement and the sale of the airplane hangars and other personal property to AvAero pursuant to an Assignment, Assumption and Amendment of Lease dated April 21, 2005. The Company recognized a gain of approximately $650,000 that is included in other income on the consolidated statements of operations for the year ended December 31, 2005.

SUPPLEMENTARY INFORMATION

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2005, 2004 and 2003

(In Thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
2005
Allowance for doubtful accounts	$543	$1,672	$—	$(264)	$1,951
Reserve for contract commitments, losses	741	3,188	—	(100)	3,829
Reserve for obsolete inventories	4,661	778	—	(1,462)	3,977
Warranty reserves	463	1,088	—	(114)	1,437

2004
Allowance for doubtful accounts	$817	$(107)	$—	$(167)	$543
Reserve for contract commitments, losses	3,648	741	—	(3,648)	741
Reserve for obsolete inventories	2,473	3,055	—	(867)	4,661
Warranty reserves	816	122	(160)	(315)	463

2003
Allowance for doubtful accounts	$346	$472	$—	$(1)	$817
Reserve for contract commitments, losses	—	3,648	—	—	3,648
Reserve for obsolete inventories	2,545	733	—	(805)	2,473
Warranty reserves	629	224	—	(37)	816

Description of Items Charged to Other Accounts

Warranty reserves – During the second quarter of 2005, the Company recorded a reduction of $114,233 to the warranty reserve related to MRO services under a significant contract at the GSS that began in 2003. The Company determined that sufficient historical warranty experience related to warranty claims had been obtained on the contract and the related estimate of future warranty costs were revised. During the third quarter of 2004, the Company recorded a reduction of $160,000 to the warranty reserve related to conversion work performed at the CSS. Previously, the Company had based the reserve on engineering estimates. However, the Company has increased the level of conversion work over the last two years and believes that there are now sufficient historical claims on which to base the estimate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of our financial statements for the fiscal years ended December 31, 2005 and 2004, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

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

The corrective action plan was not implemented with sufficient time prior to the audit of the 2004 financial statements to fully remediate the material weakness identified in 2003. Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting: (i) lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004; (ii) lack of appropriate analysis and support for inventory matters; (iii) lack of appropriate analysis and support for payroll accruals; (iv) lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001; and (v) lack of segregation of duties related to system access controls. Internal controls related to the reconciliation and reviews of these accounts were not operating sufficiently to detect and correct potential errors to the financial statements. The Company expanded the scope of the corrective action plan to address all issues identified during the audit of the 2004 financial statements in an effort to remediate the material weaknesses which existed as of December 31, 2004. The corrective actions were part of more comprehensive improvements in internal controls which included more detailed reviews of the reconciliation process for significant accounts, analysis of existing accounting policies, and increased financial audits by the Company’s internal audit staff.

During the audit of the 2005 financial statements, the Company’s independent registered public accounting firm identified significant deficiencies in the posting of physical inventory results and in adherence with the Company’s inventory costing methodology which resulted in a material weakness in controls over inventory at the Company’s Pemco Aeroplex subsidiary. In addition, the firm also identified that the process for determining adequate information with regards to estimating costs to complete certain contracts for the purpose of projecting losses on contracts was insufficient and constituted a material weakness of internal controls. The comprehensive review of internal controls will continue throughout 2006 through a program conducted by the corporate accounting and internal audit staff. Additional financial personnel have been added to the corporate accounting staff to conduct this review and to increase oversight of the adherence to financial policies and procedures.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2005 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company had no events during the fourth quarter of 2005 that should have been disclosed on Form 8-K that were not already disclosed on such form.

PART III

Item 10. Directors and Executive Officers of the Company

Information regarding the directors and executive officers, code of ethics, audit committee, and audit committee financial experts of the Company is incorporated by reference from the “ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” sections of the Company’s definitive 2006 Proxy Statement.

Item 11. Executive Compensation

Information regarding management remuneration and transactions is incorporated by reference from the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the Company’s definitive 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference from the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” section of the Company’s definitive 2006 Proxy Statement.

The following table summarizes the securities that have been authorized for issuance under the Company’s sole equity compensation plan, the Nonqualified Stock Option Plan, as of December 31, 2005.

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding Shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,053,938	$20.42	382,940
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,053,938	$20.42	382,940

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference from the “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” section of the Company’s definitive 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated by reference from the “RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS” section of the Company’s definitive 2006 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Financial Statement Schedules. The Financial Statement Schedules listed below appear in Part II, Item 8 hereof.

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Certificate of Incorporation of Pemco Aviation Group, Inc.	(3)

3.2	Bylaws of Pemco Aviation Group, Inc.	(3)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc. which define the rights of Securities Holders	(3)

10.1	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc. and the Company	(3)

10.2	Amended Executive Employment Agreement between the Company and Matthew L. Gold effective June 1, 1993, as amended March 11, 1994	(1)

10.3	Amendment to Executive Employment Agreement between the Company and Matthew L. Gold effective September 7, 1999	(2)

10.4	Consulting Agreement between the Company and Matthew L. Gold effective December 11, 2002	(6)

10.5	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, and Pemco Aeroplex, Inc.	(5)

10.6	Amended and Restated Employment Agreement between the Company and Ronald A. Aramini dated May 3, 2002	(4)

10.7	Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 3, 2002	(4)

10.8	Promissory Note between the Company and Ronald A. Aramini dated April 23, 2002	(4)

10.9	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Ronald A. Aramini dated May 13, 2003	(8)

10.10	First Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 16, 2003	(8)

10.11	Non-Qualified Stock Option Plan amended and restated May 14, 2003	(7)

10.12	Form of Notice of Stock Option Grant to Non-Employee Directors under the Nonqualified Stock Option Plan	(11)

10.13	Form of Notice of Stock Option Grant to Executive Officers under the Nonqualified Stock Option Plan.	(11)

10.14	Credit Agreement dated December 16, 2002 between the Company and SouthTrust Bank and Compass Bank	(6)

10.15	First Amendment to the Credit Agreement dated May 22, 2003 between the Company and SouthTrust Bank and Compass Bank	(7)

10.16	Loan Agreement dated November 26, 2002 between the Company and Dothan-Houston County Airport Authority	(6)

10.17	Letter of Credit Agreement dated November 26, 2002 between the Company and SouthTrust Bank	(6)

10.18	Second Amendment to Credit Agreement between the Company and SouthTrust Bank and Compass Bank dated November 24, 2003	(9)

10.19	First Amended and Restated Revolving Note between the Company and SouthTrust Bank dated November 24, 2003	(9)

10.20	First Amended and Restated Swing Line Note between the Company and SouthTrust Bank dated November 24, 2003	(9)

10.21	Third Amendment to Credit Agreement between the Company and SouthTrust Bank and Compass Bank dated December 16, 2003	(9)

10.22	First Amended and Restated Revolving Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.23	Second Amended and Restated Revolving Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.24	Second Amended and Restated Swing Line Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.25	Fourth Amendment to the Credit Agreement dated May 7, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.26	Fifth Amendment to the Credit Agreement dated May 22, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.27	Sixth Amendment to the Credit Agreement dated August 1, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.28	Seventh Amendment to the Credit Agreement dated November 5, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.29	Eighth Amendment to the Credit Agreement dated December 22, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.30	Ninth Amendment to the Credit Agreement dated March 31, 2005 between the Company and Wachovia Bank and Compass Bank	(10)

10.31	Tenth Amendment to the Credit Agreement dated April 30, 2005 between the Company and Wachovia Bank and Compass Bank	(13)

10.32	Eleventh Amendment to the Credit Agreement dated June 28, 2005 between the Company and Wachovia Bank and Compass Bank	(14)

10.33	Twelfth Amendment to the Credit Agreement dated August 12, 2005 between the Company and Wachovia Bank and Compass Bank	(15)

10.34	Thirteenth Amendment to the Credit Agreement dated February 15, 2006 between the Company and Wachovia Bank and Compass Bank	(16)

10.35	Note Purchase Agreement dated February 15, 2006, among the Company, Silver Canyon and the subsidiary guarantors.	(16)

10.36	Senior Secured Note Due February 15, 2007	(16)

10.37	Security Agreement dated February 15, 2006, among the Company, the subsidiary guarantors and Wachovia Bank	(16)

10.38	Intercreditor Agreement dated as of February 15, 2006, among the Company, the subsidiary guarantors, Wachovia Bank and Compass Bank	(16)

10.39	Asset Purchase Agreement dated September 2, 2004, between Air International Incorporated and Avantair, Inc.	(12)

10.40	First Amendment to Asset Purchase Agreement dated January 12, 2005, between Air International Incorporated and AvAero Services, LLC	(12)

10.41	Assignment, Assumption and Amendment of Lease dated April 21, 2005, among Air International Incorporated, AvAero Services, LLC, Mark Dessy, Joe McAdams and Pinellas County, Florida	(12)

21.1	Subsidiaries of the Company	(6)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	(*)

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	(*)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(*)

*	Filed Herewith
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporate by reference herein.
(7)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 31, 2005, filed on April 1, 2005, and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 21, 2005 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 6, 2005 and incorporated by reference herein.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 28, 2005 and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2006 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: March 24, 2006	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief
Executive Officer
(Principal Executive Officer)

Dated: March 24, 2006	By:	/s/ John R. Lee
John R. Lee, Sr. Vice President and
Chief Financial Officer
(Principal Finance Officer)

Dated: March 24, 2006	By:	/s/ Randall C. Shealy
Randall C. Shealy, Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Michael E. Tennenbaum Michael E. Tennenbaum	Chairman, Director	March 24, 2006

/s/ H.T. Bowling H.T. Bowling	Vice Chairman, Director	March 24, 2006

/s/ Ronald A. Aramini Ronald A. Aramini	President, Director	March 24, 2006

/s/ Thomas C. Richards Thomas C. Richards	Director	March 24, 2006

/s/ Ronald W. Yates Ronald W. Yates	Director	March 24, 2006

/s/ Robert E. Joyal Robert E. Joyal	Director	March 24, 2006

/s/ Hugh Steven Wilson Hugh Steven Wilson	Director	March 24, 2006