Form 10-Q
period 2006-03-31
PEMCO AVIATION GROUP INC
filed 2006-05-15
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006, or

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

(Check one):    ☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2006
Common Stock, $.0001 par value	4,120,486

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	March 31, 2006 (Unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$38	$26
Accounts receivable, net	27,311	20,852
Inventories, net	22,084	20,953
Deferred income taxes	3,289	4,083
Prepaid expenses and other	1,175	1,925

Total current assets	53,897	47,839

Machinery, equipment and improvements at cost:
Machinery and equipment	34,342	34,154
Leasehold improvements	30,338	29,975
Construction-in-process	463	265

	65,143	64,394
Less accumulated depreciation and amortization	(40,436)	(39,392)

Net machinery, equipment and improvements	24,707	25,002

Other non-current assets:
Deposits and other	2,697	2,322
Deferred income taxes	11,812	11,042
Related party receivable	508	503
Intangible pension asset	8,476	8,476
Intangible assets, net	241	104

	23,734	22,447

Total assets	$102,338	$95,288

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	March 31, 2006 (Unaudited)	December 31, 2005
Current liabilities:
Current portion of long-term debt	$30,635	$25,126
Current portion of pension liability	11,019	11,019
Accounts payable - trade	12,352	12,058
Accrued health and dental	1,002	1,158
Accrued liabilities - payroll related	6,997	5,724
Accrued liabilities - other	4,677	4,855
Customer deposits in excess of cost	6,636	6,443

Total current liabilities	73,318	66,383

Long-term debt, less current portion	1,971	1,973
Long-term pension benefit liability	12,516	13,139
Other long-term liabilities	2,600	2,254

Total liabilities	90,405	83,749

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,120,486 and 4,113,659 outstanding at March 31, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	13,503	13,188
Retained earnings	28,973	28,894
Treasury stock, at cost – 413,398 shares at March 31, 2006 and December 31, 2005, respectively	(8,623)	(8,623)
Accumulated other comprehensive income (loss):
Minimum pension liability	(21,921)	(21,921)

Total stockholders’ equity	11,933	11,539

Total liabilities and stockholders’ equity	$102,338	$95,288

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net sales	$37,643	$44,048
Cost of sales	30,828	35,864

Gross profit	6,815	8,184

Selling, general and administrative expenses	6,029	5,805

Income from operations	786	2,379

Interest expense	655	442

Income before income taxes	131	1,937
Income tax expense	52	778

Net income	$79	$1,159

Net income per common share:
Basic	$0.02	$0.28
Diluted	$0.02	$0.26

Weighted average common shares outstanding:
Basic	4,119	4,105
Diluted	4,237	4,411

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$79	$1,159

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	938	896
Amortization of intangible assets	50	10
Provision for deferred income taxes	52	828
Funding over pension cost	(623)	(695)
Loss on disposals of machinery and equipment	—	79
Provision for losses on contracts-in-process	537	346
Realized gain (loss) on deferred compensation plan investments	223	(340)

Changes in assets and liabilities:
Accounts receivable, trade	(6,459)	6,279
Inventories	(1,025)	(5,358)
Prepaid expenses and other	750	347
Deposits and other	(380)	(286)
Customer deposits in excess of cost	193	2,970
Accounts payable and accrued liabilities	1,042	(164)

Total adjustments	(4,702)	4,912

Net cash (used in) provided by operating activities	(4,623)	6,071

Cash flows from investing activities:
Capital expenditures	(749)	(996)

Net cash used in investing activities	(749)	(996)

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Cash flows from financing activities:
Net change under revolving credit facility	939	(6,176)
Borrowings under long-term debt	5,000	—
Principal payments under long-term debt	(432)	(261)
Other	(123)	2

Net cash provided by (used in) financing activities	5,384	(6,435)

Net increase (decrease) in cash and cash equivalents	12	(1,360)

Cash and cash equivalents, beginning of period	26	3,354

Cash and cash equivalents, end of period	$38	$1,994

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$584	$465

Income taxes	$0	$115

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2006 and 2005

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

2. STOCK OPTIONS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Option Plan”), pursuant to which a maximum of 2,000,000 shares of Common Stock in the aggregate have been reserved for grants to key personnel. The Option Plan expires by its terms on September 8, 2009. Options available to be granted under the Option Plan amounted to approximately 388,000 at March 31, 2006. Generally, options granted under the Option Plan are granted with an exercise price equal to the market value of a share of Common Stock on the date of grant, become exercisable over staggered periods, and expire ten years after the date of grant. Certain option awards provide for accelerated vesting if there is a Change in Control (as defined in the Option Plan).

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS No. 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

SFAS No. 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options, over the service period (generally the vesting period) in the consolidated financial statements. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity, rather than as an operating activity as in the past.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Shares (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2005	1,054	$20.42
Granted	0	—
Exercised	(7)	9.30
Forfeited/Expired	(5)	31.88

Outstanding as of March 31, 2006	1,042	20.44

Exercisable as of March 31, 2006	982	$19.63

The weighted average remaining term for outstanding stock options was 6.15 years at March 31, 2006. The aggregate intrinsic value at March 31, 2006 was approximately $2.7 million for stock options outstanding and approximately $2.7 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

Proceeds received from the exercise of stock options were approximately $64,000 and $4,500 during the first quarter of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was approximately $73,000 during the first quarter of 2006, which is currently deductible for tax purposes. However, these tax benefits were not realized due to existing unused net operating loss carryforwards. The pre-tax compensation cost for stock-based employee compensation was $223,000 and $0 for the first three months of fiscal 2006 and 2005, respectively.

The following table illustrates what the effect on net income and earnings per share would have been if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option grants to employees.

(In Thousands, Except Per Share Information)

Three Months Ended March 31, 2005
Net income – as reported	$1,159
Stock based compensation under fair value method, net of tax effect	(405)

Net income – pro forma	$754

Net income per share, basic – as reported	$0.28

Net income per share, diluted – as reported	$0.26

Net income per share, basic – pro forma	$0.18

Net income per share, diluted – pro forma	$0.17

The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years.

The fair value of the options granted during 2005 was estimated on the date of grant using the binominal method and the following weighted-average assumptions:

2005
Risk-free interest rate	4.50%
Expected volatility	61%
Expected term	4.92
Dividend yield	0%
Estimated forfeitures	9.27%
Exercise Factor	2.0
Post-Vest %	6.51%

The fair value of the options granted prior to 2005 was estimated on the date of grant using a different option-pricing model and the following weighted-average assumptions: risk-free interest rates of 1.7% - 1.9%, expected volatility of 61% - 66%, an expected life of 2.3 years - 2.5 years, and no dividend yield.

Both of the options pricing models used to calculate the fair value of the options granted require the input of subjective assumptions that will usually have a significant impact on the fair value estimated. The assumptions for grants subsequent to December 31, 2005 will be developed based on SFAS No. 123(R) and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of March 31, 2006, approximately $460,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.1 years.

3. INVENTORIES

Inventories as of March 31, 2006 and December 31, 2005 consist of the following:

(In Thousands)

	March 31, 2006	December 31, 2005
Work in process	$30,661	$24,805
Finished goods	2,297	2,542
Raw materials and supplies	13,406	12,752

Total	46,364	40,099
Less reserves for obsolete inventory	(4,148)	(3,977)
Less milestone payments and customer deposits	(20,132)	(15,169)

	$22,084	$20,953

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. NET INCOME PER SHARE

Basic net income per share was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the periods. Diluted net income per share was computed by dividing net income by the weighted average number of shares of Common Stock and the dilutive effects of the shares awarded under the company’s Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods.

The following table represents the net income per share calculations for the three-month periods ended March 31, 2006 and 2005:

(In Thousands, Except Income Per Share)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income	$79	$1,159
Weighted average shares	4,119	4,105
Basic earnings per share	$0.02	$0.28
Dilutive securities	118	306
Diluted weighted average shares	4,237	4,411
Diluted earnings per share	$0.02	$0.26

Options to purchase 521,037 and 268,000 shares of Common Stock as of March 31, 2006 and 2005, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

5. DEBT

Debt as of March 31, 2006 and December 31, 2005 consisted of the following:

(In Thousands)

	March 31, 2006	December 31, 2005
Revolving credit facility; interest at LIBOR plus 2.75% (7.38% at March 31, 2006)	$22,439	$21,500
Bank Term Loan; interest at LIBOR plus 3.00% (7.63% at March 31, 2006)	1,750	2,000
Treasury Stock Term Loan; interest at LIBOR plus 3.00% (7.63% at March 31, 2006)	1,258	1,437
Airport Authority Term Loan; interest at BMA plus 0.36% (3.33% at March 31, 2006)	2,140	2,140
Silver Canyon Senior Secured Note; interest fixed at 15%	5,000	—
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	19	22

Total long-term debt	32,606	27,099
Less portion reflected as current	(30,635)	(25,126)

Long term-debt, net of current portion	$1,971	$1,973

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan,” respectively). During 2003 and 2004, the Company and its primary lenders, Wachovia Bank and Compass Bank, entered into a series of amendments to the Credit Agreement that adjusted the maturity dates and commitment levels. On April 30, 2005, the Company amended the Credit Agreement to extend the $33.0 million Revolving Credit Facility commitment to June 30, 2006. On June 28, 2005, the Credit Agreement was amended to extend the Revolving Credit Facility maturity date from April 30, 2006 to October 15, 2006 and to reduce the commitment amount to $28.0 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75%, based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement (7.38% at March 31, 2006).

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $22.4 million outstanding under the Revolving Credit Facility at March 31, 2006. Remaining borrowing capacity available under the facility at March 31, 2006, based upon the calculation that defines the borrowing base, totaled approximately $4.3 million.

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00% (7.63% at March 31, 2006), based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began on January 31, 2003.

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”) through May 22, 2005. The Treasury Stock Term Loan bears interest at LIBOR plus 3.00% (7.63% at March 31, 2006). The Company had an outstanding balance under the Treasury Stock Term Loan at March 31, 2006 of $1.3 million. The loan is payable in equal monthly installments over 31 months, which began on May 22, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bong Market Assumption (“BMA”) plus 0.36% (3.33% at March 31, 2006). The amount outstanding under the Airport Authority Term Loan at March 31, 2006 was $2.1 million and is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term.

On February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The principal amount of the Note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note with Silver Canyon is subordinate to any debt incurred by the Company under the Revolving Credit Facility. The Note contains customary events of default consistent with the events of default defined in the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass.

All of the facilities have provisions for increases in the interest rate during any period when an event of default exists.

Principal maturities of debt as of March 31, 2006, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$30,635
1-3 years	360
3-5 years	360
Thereafter	1,251

$32,606

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

During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lender for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The new covenants establish a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. The Company was in compliance with all debt covenants at March 31, 2006. If the Company is unable to comply with the covenants in the future and the lenders do not grant a waiver, the outstanding borrowings under the Credit Agreement may become immediately due and payable and certain interest rates will increase.

6. STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Option Plan exercised options for approximately 6,800 and 500 shares, respectively, of the Company’s Common Stock during the three months ended March 31, 2006 and 2005. The Company recorded both the exercise price and a tax benefit totaling approximately $92,000 and $6,000, respectively, to Additional Paid-In Capital during the first quarter of 2006 and 2005 relating to these exercises.

7. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations. The fair market values of the assets in the rabbi trust at March 31, 2006 and December 31, 2005 were $2.3 million and $2.0 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.3 million and $2.0 million at March 31, 2006 and December 31, 2005, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements under federal laws and regulations concerning pensions. Components of the Pension Plan’s net periodic pension cost were as follows:

(In Thousands)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Service cost	$729	$660
Interest cost	1,869	1,774
Expected return on plan assets	(2,266)	(2,218)
Amortization of prior service cost	314	151
Amortization of net loss	611	506

Net pension cost	$1,257	$873

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers

A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 48.1% and 45.6% of the Company’s total revenues during the three-month periods ended March 31, 2006 and 2005, respectively. The Company’s two largest programs generated approximately 61.4% and 69.3% of its revenues during the first quarters of 2006 and 2005, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a materially adverse effect on the Company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to quick-change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001, the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration which settled during consecutive mediation efforts. Management believes that the settlement was in the best interest of the Company. The estimated cost of the settlement of $1.1 million was fully reserved as of December 31, 2005 and March 31, 2006.

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

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims include entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals, which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. The parties entered into voluntary mediation on March 29, 2006 and settled the case. The government has agreed to pay $1.85 million to the Company in settlement of all three claims. The Company recorded $0.8 million of revenue related to the settlement during the first quarter of 2006. The Company paid $0.2 million in legal fees related to this settlement during the first quarter of 2006 which is reflected in Selling, general and administrative expenses on the Unaudited Consolidated Statement of Operations. Approximately $1.0 million of revenue related to the claim had been recognized in periods prior to 2005.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75.0 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case en banc. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case is now remanded to federal district court in Birmingham, Alabama. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells were installed and favorable sampling events were recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company anticipates the total cost of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of March 31, 2006. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both March 31, 2006 and December 31, 2005, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that Pemco Aeroplex was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services for the disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of by the contract services provider, Philips Service Company, beginning in 1997. Philips Service Company filed for bankruptcy in 2003. The contamination may be primarily linked to a diesel fuel tank leak from which more than 200,000 gallons of diesel product were lost or released into the environment at the Rock Hill site. The database of manifests located on-site at Philips Service Company has been reviewed and it is estimated that the Company’s potential liability will not exceed $50,000.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations has not had, and is not expected to have, a material effect on the Company’s financial position or results of operations.

10. SEGMENT INFORMATION

The Company has three reportable segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS (Pemco Engineers and Space Vector Corporation), located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles, and aircraft cargo-handling systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 2005 Annual Report on Form 10-K. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is eliminated. The Company does not allocate income taxes to segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. Although CSS and MCS primarily service the commercial sector, they may, at times, generate revenues from government entities or programs. Similarly, the GSS may also cross sectors and generate revenue from the commercial sector.

The following table presents information about segment profit or loss for the three months ended March 31, 2006 and 2005:

(In Thousands)

Three Months Ended March 31, 2006	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$22,030	$10,524	$3,479	$36,033
Revenues from external foreign customers	—	1,517	93	1,610
Inter-company revenues		13	211	224

Total segment revenues	22,030	12,054	3,783	37,867
Elimination				(224)

Total revenue				$37,643

Gross profit	$2,918	$2,798	$1,099	$6,815
Segment operating income	746	226	(186)	786
Interest expense				655
Income taxes				52

Net income				$79

Assets	$52,592	$41,868	$7,878	$102,338
Depreciation/amortization	399	440	99	938
Capital additions	599	115	35	749

Three Months Ended March 31, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$21,465	$18,812	$3,186	$43,463
Revenues from external foreign customers		325	260	585
Inter-company revenues	—	427	108	535

Total segment revenues	21,465	19,564	3,554	44,583
Elimination				(535)

Total revenue				$44,048

Gross profit	$3,810	$3,116	$1,258	$8,184
Segment operating income (loss)	1,553	602	224	2,379
Interest expense				442
Income taxes				778

Net income				$1,159

Assets	$58,043	$39,823	$6,209	$104,075
Depreciation/amortization	392	469	45	906
Capital additions	858	109	29	996

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006

Versus three months ended March 31, 2005

The table below presents major highlights from the three months ended March 31, 2006 and 2005.

(In Millions)

	2006	2005	Change
Revenue	$37.64	$44.05	(14.6)%
Gross Profit	6.82	8.18	(16.6)%
Operating income	0.79	2.38	(66.8)%
Income before taxes	0.13	1.94	(93.3)%
Net income	0.08	1.16	(93.1)%
EBITDA	1.73	3.29	(47.4)%

EBITDA for the quarters ended March 31, 2006 and 2005 was calculated using the following approach:

(In Millions)

	2006	2005
Net Income	$0.08	$1.16
Interest	0.66	0.44
Taxes	0.05	0.78
Depreciation and Amortization	0.94	0.91

EBITDA	$1.73	$3.29

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

The table below presents the highlights in revenue by operating segment for the three months ended March 31, 2006 and 2005.

(In Millions)

	2006	2005	Change	% Change
GSS	$22.03	$21.47	$0.56	2.6%
CSS	12.05	19.56	(7.51)	(38.4)%
MCS	3.78	3.55	0.23	6.5%
Eliminations	(0.22)	(0.53)	0.31

Total	$37.64	44.05	$(6.41)	(14.6)%

The Company’s mix of business between government and commercial customers was approximately 35% commercial and 65% government in the first quarter of 2006 and 48% commercial and 52% government in the first quarter of 2005.

Total GSS revenues for 2006 and 2005 were comparable, with a slight increase of $0.6 million or 2.6% in 2006. The KC-135 Programmed Depot Maintenance (“PDM”) program delivered fewer aircraft in 2006 versus 2005 resulting in a $2.0 million decrease in revenue. Offsetting this decrease was the completion and delivery of two C-130 Coast Guard aircraft, which produced a $2.1 million increase in revenue compared to the first quarter 2005 revenue for the same program. Non-routine maintenance and repairs of C-130 Air Force aircraft provided $0.6 million in first quarter 2006 revenue for which there was no comparable revenue in the first quarter of 2005. In 2005, GSS obtained a new contract to service U.S. Navy P3 aircraft. Pursuant to this arrangement, non-routine services for the P3 generated $0.2 million in revenue in the first quarter of 2006.

CSS revenue decreased approximately $7.5 million in 2006, as compared to the first quarter of 2005. The decrease is attributable to lower passenger-to-cargo conversion revenues in 2006 of $2.9 million and a reduction in maintenance, repair and overhaul (“MRO”) revenues of $5.0 million. The decreases were offset by $0.8 million of revenue related to settlement of the H3 Request for Equitable Adjustment (“REA”) claim described in Note 9 of the Financial Statements.

MCS revenue increased $0.2 million, or 6.5%, from the first quarter of 2005. Pemco Engineer’s revenue decreased $0.3 million as shipments of aircraft cargo system parts were lower when compared to the first three months of 2005. Space Vector’s revenue increased $0.4 million due to additional work on U.S. government launch vehicle programs and increased sales of component parts.

Consolidated cost of sales decreased $5.0 million, or 14.0%, to $30.8 million during the first quarter of 2006. As a percentage of sales, cost of sales increased slightly from 81.4% for the first quarter of 2005 to 81.9% for the first quarter of 2006. Cost of sales was negatively impacted by the delivery of two Coast Guard aircraft during the first quarter of 2006 for which no profit or loss was recognized due to the provisions for losses being recorded in 2005. Cost of sales for the CSS decreased $7.2 million as a result of decreased revenue. As a percentage of sales, cost of sales was positively impacted by $0.8 million of revenue from the settlement of the H3 REA for which the related cost of sales was recognized in periods prior to 2005. The gross profit percentage at the MCS decreased from 35.4% of sales in 2005 to 28.5% of sales in 2006. The decrease is primarily related to a 19.9% decrease in revenue at Pemco Engineers resulting in greater absorption of fixed costs as a percent of revenue. The decrease was partially offset by a 19.7% increase in revenue at Space Vector which resulted in an increase in gross profit of 34.6%.

Selling, general and administrative (“SG&A”) expense increased $0.2 million, or 3.5%, to $6.0 million for the first quarter 2006. The Company recognized $0.3 million in realized investment gains during the first quarter of 2005 related to the liquidation and reinvestment of assets held in a rabbi trust for its deferred compensation plan. The gain is reflected in the 2005 SG&A, consistent with the classification of compensation expense associated with the deferred compensation plan. In 2006, the Company recorded $0.2 million in stock-based compensation expense.

Interest expense was approximately $0.2 million higher in the first quarter of 2006 compared to the first quarter of 2005, which resulted primarily from the incurrence of additional debt.

The Company recorded income taxes at an effective rate of 39.7% and 40.1% during the first quarter of 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Long Term Debt to Equity)

	March 31, 2006	Decmeber 31, 2005	Change
Cash and cash equivalents	$38	$26	$12
Working capital	(19,421)	(18,544)	(877)
Current portion of long-term debt and capital lease obligations	30,635	25,126	5,509
Long-term debt and capital lease obligations	1,971	1,973	(2)
Stockholders’ equity	11,933	11,539	394
Debt to equity	2.73	2.35	0.38

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

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios as of December 31, 2005. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders have waived all defaults of debt covenants through December 31, 2005, and there were no events of default as of March 31, 2006. While we believe our operating performance is improving and that our lenders will not accelerate debt obligations, there can be no assurances that we will continue to be successful and we may require additional capital to meet our operating needs. We will continue to monitor our financial results and liquidity position and, if necessary, implement further reductions in expenses and capital expenditures. We have no current arrangements with respect to sources of additional financing, and our negative results of operations in 2005 will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations. Our ability to continue to borrow funds from our lenders under the Credit Agreement is dependent on our ability to meet the lenders’ borrowing conditions at the relevant times.

Cash Flow Overview

Operating activities used $4.6 million of cash during the three months ended March 31, 2006 and provided $6.1 million of cash during the same period of 2005. Cash of $0.7 million and $1.0 million was used during the quarters ended March 31, 2006 and 2005, respectively, for capital expenditures. The Company contributed $1.9 million and $1.6 million during the first quarters of 2006 and 2005, respectively, to fund its pension plan. The Company used $0.4 million and $0.3 million, respectively, during the quarters ended March 31, 2006 and 2005 to fund principal payments of long-term debt. On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan,” respectively). The Company borrowed $0.9 million under the Revolving Credit Facility during the first quarter of 2006 and used $6.2 million during the first quarter of 2005 to reduce borrowings under the Revolving Credit Facility. On February 15, 2006, the Company incurred $5.0 million of additional debt with Silver Canyon Services, Inc. (“Silver Canyon”), related to a note the Company issued to Silver Canyon in the principal amount of $5.0 million (the “Note”). A substantial amount of cash was used in the first quarter of 2006 due to an increase in accounts receivable at GSS and CSS. New programs and customers during the first quarter contributed to the increase in accounts receivable. In the first quarter of 2005, the decrease in accounts receivable provided $6.3 million in cash due to the timing of deliveries of aircraft. There were substantially fewer aircraft delivered in the fourth quarter of 2005 versus the fourth quarter of 2004 which caused collection of receivables to decrease in the first quarter of 2006 when compared to the first quarter of 2005.

Future Capital Requirements

The Company has three large potential capital requirements in 2006: required minimum funding of the defined benefit pension plan, current maturities of long-term debt and capital expenditures.

The Company maintains a defined benefit pension plan (the “Pension Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Pension Plan was under-funded by approximately $26.3 million at December 31, 2005. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $11.0 million to the Pension Plan during 2006, of which the Company has made contributions of approximately $1.9 million through March 31, 2006. The Company also maintains a postretirement benefit plan to provide health care benefits to retirees between 62 and 65 years of age. The postretirement benefit plan is funded on a pay-as-you-go basis. Total benefits paid are estimated to be $0.1 million in 2006.

Current maturities of debt at March 31, 2006 and December 31, 2005 totaled $30.6 million and $25.1 million, respectively. As discussed more extensively below, current maturities of debt at December 31, 2005 and March 31, 2006 included all amounts owed under the Revolving Credit Facility due to the expiration of the Credit Agreement on October 15, 2006.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of two bays and other facility upgrades in Birmingham during 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. At March 31, 2006, the Company had approximately $0.5 million in construction-in-process, primarily related to facility upgrades at the GSS expected to be completed during 2006. The Company anticipates total capital expenditures of $3.0 to $4.0 million during 2006.

Revolving Credit Facility

The Company and its primary lenders, Wachovia Bank and Compass Bank, previously entered into a series of amendments to the Credit Agreement dated December 16, 2002, that affect the Revolving Credit Facility that is made available to the Company under the Credit Agreement. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the Revolving Credit Facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the Revolving Credit Facility maturity date from December 16, 2005 to April 30, 2006. On April 30, 2005, the Company amended the Credit Agreement to extend the $33.0 million Revolving Credit Facility commitment to June 30, 2006. On June 28, 2005, the Credit Agreement was amended to extend the Revolving Credit Facility maturity date from April 30, 2006 to October 15, 2006 and to reduce the commitment amount to $28.0 million.

During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to quarterly losses incurred by the Company during 2005 and 2004. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, to decrease the required ratio of operating income to fixed charges from 1.2 to 1.0 and to increase the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lenders for all debt covenant violations through December 31, 2005. On February 15, 2006, the Company entered into the thirteenth amendment to the

Credit Agreement which redefined all of the financial covenants in the Credit Agreement. The Company was in compliance will all debt covenants at March 31, 2006. If the Company is unable to comply with the covenants in the future and the lenders do not grant waivers, the outstanding borrowings under the Credit Agreement may become immediately due and payable and certain interest rates will increase.

Bank Term Loan

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount under the loan is $5.0 million, which is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not and has never been an affiliate of the Company, or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan could be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00% (7.63% at March 31, 2006). The Company had an outstanding balance under the Treasury Stock Term Loan at March 31, 2006 of $1.3 million. The loan is being repaid in equal monthly installments over 31 months which began on May 22, 2005.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at the facility. The hanger expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 3.33% at March 31, 2006.

Silver Canyon Term Loan

As described above, on February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million. The principal amount of the Note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note with Silver Canyon is subordinate to any debt incurred by the Company under the Credit Agreement. The Note contains customary events of default consistent with the events of default defined in the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass.

Funding Sources

Funding for the advancement of the Company’s strategic goals, including the possible investment in targeted business areas and acquisitions, is expected to continue. The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include the sale of equity or debt securities through public offerings or private placements, obtaining additional debt through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. The Company believes that its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans for at least the next twelve months. The Company could elect, or could be required, to raise additional funds during that period, and the Company may need to raise additional capital in the future. Additional capital may not be available at all, or may not be available on terms favorable to the Company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the Company’s stockholders. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

The aircraft services industry has been in a consolidation phase generally. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. The Company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of March 31, 2006 and 2005, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are disclosed in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

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

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The Company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and, in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs generally impact the Company’s proposal processes, including the determination of pricing for routine and non-routine elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, cost reimbursement, and other types of contracts-in-process, and costs incurred in their performance. For additional information regarding accounting policies the Company has established for recognizing revenue, see “Revenue Recognition” in Note 1 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

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

BACKLOG

The following table presents the Company’s backlog at March 31, 2006 and December 31, 2005:

(In Thousands)

Customer Type	March 31, 2006	December 31, 2005
U.S. Government	$46,761	$45,536
Commercial	28,363	24,620

Total	$75,124	$70,156

U.S. Government backlog increased $1.2 million, or 2.7%, from December 31, 2005. U.S. Government backlog at the GSS increased approximately $1.5 million due primarily to an increase in the number of P3 aircraft in backlog from two at December 31, 2005 to five at March 31, 2006. Also, one additional KC-135 PDM aircraft was inducted during the first quarter 2006 over the 11 aircraft in backlog at December 31, 2005. Offsetting these increases to the backlog was the delivery of two Coast Guard C-130 aircraft. Backlog in U.S. Government programs at the MCS decreased $0.3 million over this same period.

Total commercial backlog increased $3.7 million, or 15.2%, from December 31, 2005. Commercial backlog at the CSS increased $3.7 million primarily as a result of two new customers and the timing of customer orders for maintenance. Commercial backlog at the MCS did not change.

Overall, the mix of backlog changed to 62% U.S. Government and 38% commercial at March 31, 2006 compared to 65% U.S. Government and 35% Commercial at March 31, 2005. The Company includes subcontracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 9 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,”

“believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Factors That May Affect Future Performance” in the Company’s 2005 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes the Revolving Credit Facility and two term loans, all as described in Note 5 to the Consolidated Financial Statements (see Item 1 herein). The Credit Agreement’s Revolving Credit Facility bears interest at LIBOR plus 275 basis points (7.38% at March 31, 2006). Each of the term loans under the Credit Agreement bears interest at LIBOR plus 300 basis points (7.63% at March 31, 2006). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (3.33% at March 31, 2006). Had the interest rate of the variable rate debt increased 100 basis points, net income would have decreased by approximately $43,000 during the quarter.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of our financial statements for the fiscal years ended December 31, 2005 and 2004, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

During the audit of the 2003 financial statements, the Company’s independent registered public accounting firm identified the following reportable conditions that together constituted a material weakness in internal control over financial reporting involving the incorrect applications of generally accepted accounting principles as a result of personnel in certain areas of the Company who did not have a full understanding of pertinent accounting and financial reporting principles and as a result of the untimely resolution of errors. The resulting reportable conditions were (i) the lack of appropriate analysis and support for revenue recognition matters; (ii) the lack of appropriate analysis and support pertaining to estimates to complete certain contracts made in connection with projecting losses on contracts in a current period; (iii) the lack of appropriate analysis and support for inventory accounting matters; and (iv) the lack of appropriate analysis and support for the reconciliation of inter-company transactions.

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

The corrective action plan was not implemented with sufficient time prior to the audit of the 2004 financial statements to fully remediate the material weakness identified in 2003. Additionally, during the audit of the 2004 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting: (i) the lack of appropriate controls to timely record liabilities for services performed in 2004 for which the invoices were not processed at December 31, 2004; (ii) the lack of appropriate analysis and support for inventory matters; (iii) the lack of appropriate analysis and support for payroll accruals; (iv) the lack of adequate evaluation of leasehold improvements placed in service from 1982 to 2001; and (v) lack of segregation of duties related to system access controls. Internal controls related to the reconciliation and reviews of these accounts were not operating sufficiently to detect and correct potential errors to the financial statements. The Company expanded the scope of the corrective action plan to address all issues identified during the audit of the 2004 financial statements in an effort to remediate the material weaknesses which existed as of December 31, 2004. The corrective actions were part of more comprehensive improvements in internal controls which included more detailed reviews of the reconciliation process for significant accounts, analysis of existing accounting policies, and increased financial audits by the Company’s internal audit staff.

During the audit of the 2005 financial statements, the Company’s independent registered public accounting firm identified significant deficiencies in the posting of physical inventory results and in adherence to the Company’s inventory costing methodology which resulted in a material weakness in controls over inventory at the Company’s Pemco Aeroplex subsidiary. In addition, the firm also determined that the process for determining adequate information with regards to estimating costs to complete certain contracts for the purpose of projecting losses on those contracts, was insufficient and constituted a material weakness of internal controls. The comprehensive review of internal controls is continuing throughout 2006 through a program conducted by the corporate accounting and internal audit staff. Additional financial personnel have been added to the corporate accounting staff to conduct this review and to provide increased oversight of the adherence to financial policies and procedures.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the 2005 Form 10-K.

Item 6. Exhibits

Exhibit Number	Description
10.1	Note Purchase Agreement dated February 15, 2006, among the Company, Silver Canyon and the subsidary guarantors (filed as an exhibit the the Company’s Current Report on Form 8-K dated February 15, 2006, filed with the Securities and Exchange Commission on February 21, 2006, and incorporated by reference herein).

10.2	Senior Secured Note Due February 12, 2007 (filed as an exhibit the the Company’s Current Report on Form 8-K dated February 15, 2006, filed with the Securities and Exchange Commission on February 21, 2006, and incorporated by reference herein).

10.3	Security Agreement dated February 15, 2006, among the Company, the subsidary guarantors, Wachovia Bank and Compass Bank, and Silver Canyon (filed as an exhibit the the Company’s Current Report on Form 8-K dated February 15, 2006, filed with the Securities and Exchange Commission on February 21, 2006, and incorporated by reference herein).

10.4	Intercreditor Agreement, dated as of February 15, 2006, among the Company, the subsidary guarantors, Wachovia Bank and Compass Bank, and Silver Canyon (filed as an exhibit the the Company’s Current Report on Form 8-K dated February 15, 2006, filed with the Securities and Exchange Commission on February 21, 2006, and incorporated by reference herein).

10.5	Thirteenth Amendment, dated February 15, 2006, to the Credit Agreement between the Company and Wachovia Bank and Compass Bank (filed as an exhibit the the Company’s Current Report on Form 8-K dated February 15, 2006, filed with the Securities and Exchange Commission on February 21, 2006, and incorporated by reference herein).

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: May 15, 2006	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2006	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)

-S1-