Form 10-Q
period 2006-06-30
PEMCO AVIATION GROUP INC
filed 2006-08-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006, or

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

(Check one):    ☐  Large accelerated filer            ☐  Accelerated filer            ☒  Non-accelerated filer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Stock, $.0001 par value	4,126,200

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	June 30, 2006	December 31, 2005
	Unaudited
Current assets:
Cash and cash equivalents	$93	$26
Accounts receivable, net	28,043	20,852
Inventories, net	17,589	20,953
Deferred income taxes	3,310	4,083
Prepaid expenses and other	1,568	1,925

Total current assets	50,603	47,839

Machinery, equipment and improvements at cost:
Machinery and equipment	34,738	34,154
Leasehold improvements	30,412	29,975
Construction-in-process	597	265

	65,747	64,394
Less accumulated depreciation and amortization	(41,378)	(39,392)

Net machinery, equipment and improvements	24,369	25,002

Other non-current assets:
Deposits and other	2,677	2,322
Deferred income taxes	11,493	11,042
Related party receivable	513	503
Intangible pension asset	8,476	8,476
Intangible assets, net	187	104

	23,346	22,447

Total assets	$98,318	$95,288

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	June 30, 2006	December 31, 2005
	Unaudited
Current liabilities:
Current portion of long-term debt	$31,537	$25,126
Current portion of pension liability	11,019	11,019
Accounts payable - trade	12,138	12,058
Accrued health and dental	979	1,158
Accrued liabilities - payroll related	6,258	5,724
Accrued liabilities - other	4,343	4,855
Customer deposits in excess of cost	3,399	6,443

Total current liabilities	69,673	66,383

Long-term debt, less current portion	1,969	1,973
Long-term pension benefit liability	11,151	13,139
Other long-term liabilities	2,627	2,254

Total liabilities	85,420	83,749

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,123,485 and 4,113,659 outstanding at June 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	14,023	13,188
Retained earnings	29,418	28,894
Treasury stock, at cost – 413,398 shares at June 30, 2006 and December 31, 2005, respectively	(8,623)	(8,623)
Accumulated other comprehensive loss: Minimum pension liability	(21,921)	(21,921)

Total stockholders’ equity	12,898	11,539

Total liabilities and stockholders’ equity	$98,318	$95,288

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income/(Loss) per Common Share Information)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Net sales	$49,647	$38,599
Cost of sales	42,955	33,633

Gross profit	6,692	4,966

Selling, general and administrative expenses	5,731	5,728
Reversal of provision for doubtful accounts	(638)	—

Income/(loss) from operations	1,599	(762)

Other income	—	650
Interest expense	(854)	(466)

Income/(loss) before income taxes	745	(578)
Income tax expense/(benefit)	300	(210)

Net income/(loss)	$445	$(368)

Net income/(loss) per common share:
Basic	$0.11	$(0.09)
Diluted	$0.10	$(0.09)

Weighted average common shares outstanding:
Basic	4,121	4,105
Diluted	4,252	4,105

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income per Common Share Information)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net sales	$87,290	$82,647
Cost of sales	73,781	69,497

Gross profit	13,509	13,150

Selling, general and administrative expenses	11,762	11,533
Reversal of provision for doubtful accounts	(638)	—

Income from operations	2,385	1,617

Other income	—	650
Interest expense	(1,509)	(908)

Income before income taxes	876	1,359
Income tax expense	352	568

Net income	$524	$791

Net income per common share:
Basic	$0.13	$0.19
Diluted	$0.12	$0.18

Weighted average common shares outstanding:
Basic	4,120	4,105
Diluted	4,300	4,389

The accompanying notes are an integral part

of these audited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from operating activities:
Net income	$524	$791

Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	1,917	1,714
Amortization of intangible assets	136	19
Provision for deferred income taxes	352	568
Funding over pension cost	(1,988)	(1,702)
Reversal of provision for doubtful accounts	(638)	—
Loss on disposals of machinery and equipment	2	79
Provision for losses on contracts-in-process	(2,958)	1,920
Stock based compensation	710	—
Realized gain on deferred compensation plan investments	—	(340)
Changes in assets and liabilities:
Accounts receivable, trade	(6,553)	13,507
Inventories	6,407	(7,454)
Prepaid expenses and other	357	(202)
Deposits and other	(365)	(315)
Customer deposits in excess of cost	(3,044)	4,656
Accounts payable and accrued liabilities	295	(7,265)

Total adjustments	(5,370)	5,185

Net cash (used in)/provided by operating activities	(4,846)	5,976

Cash flows from investing activities:
Capital expenditures	(1,371)	(1,532)

The accompanying notes are an integral part

of these audited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash flows from financing activities:
Proceeds from exercise of stock options	95	39
Net change under revolving credit facility	2,270	(6,602)
Principal payments under long-term debt	(863)	(515)
Borrowings under long-term debt	5,000	—
Payment of debt issuance costs	(218)	(2)

Net cash provided by/(used in) financing activities	6,284	(7,080)

Net change in cash and cash equivalents	67	(2,806)

Cash and cash equivalents, beginning of period	26	3,354

Cash and cash equivalents, end of period	$93	$548

Supplemental disclosure of cash flow information:
Cash paid/(received) during the period for:
Interest	$1,264	$908

Income taxes	$(301)	$115

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

June 30, 2006 and 2005

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

2. ASSIGNMENT OF LEASE

On September 2, 2004, the Company, through its Air International Incorporated (“AIA”) subsidiary, entered into an Asset Purchase Agreement with Avantair, Inc. The Asset Purchase Agreement provided for the assignment of AIA’s lease agreement with Pinellas County, Florida to Avantair, Inc., located on the leased premises located at the St. Petersburg-Clearwater International Airport. During January 2005, Avantair, Inc. assigned its rights under the Asset Purchase Agreement to AvAero Services, LLC (“AvAero”). AIA completed the assignment of its lease agreement and the sale of the airplane hangars and other personal property to AvAero pursuant to an Assignment, Assumption and Amendment of Lease dated April 21, 2005. The Company recognized a gain of approximately $650,000 that is included in other income on the consolidated statements of operations in the six month period ended June 30, 2005.

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of common stock and the dilutive effects of the shares awarded under the Company’s Option Plan (defined below), based on the treasury stock method using an average fair market value of the stock during the respective periods. In periods with net losses all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share.

The following table represents the net income (loss) per share calculations for the three-month and six-month periods ended June 30, 2006 and 2005:

(All numbers in thousands, except income per share)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Net income (loss)	$445	$(368)	$524	$791
Weighted average shares	4,121	4,105	4,120	4,105
Basic net income (loss) per share	$0.11	$(0.09)	$0.13	$0.19
Dilutive securities	131	—	180	284
Diluted weighted average shares	4,252	4,105	4,300	4,389
Diluted net income (loss) per share	$0.10	$(0.09)	$0.12	$0.18

Options to purchase 763,206 and 465,333 shares of Common Stock related to the three months ended June 30, 2006 and 2005, respectively, and options to purchase 558,881 and 272,333 shares of Common Stock related to the six months ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted net income (loss) per share because the option exercise price was greater than the average market price of the shares.

4. STOCK OPTIONS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Option Plan”), pursuant to which a maximum of 2,000,000 shares of Common Stock in the aggregate have been reserved for grants to key personnel. The Option Plan expires by its terms on September 8, 2009. Options available to be granted under the Option Plan amounted to approximately 330,000 at June 30, 2006. Generally, options granted under the Option Plan are granted with an exercise price equal to the market value of a share of Common Stock on the date of grant, become exercisable over staggered periods, and expire ten years after the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Option Plan).

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

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Shares	Weighted average exercise price per share
	(In Thousands)
Outstanding as of December 31, 2005	1,054	$20.42
Granted	79	17.42
Exercised	(10)	9.70
Forfeited/Expired	(30)	27.57

Outstanding as of June 30, 2006	1,093	20.11

Exercisable as of June 30, 2006	1,023	$19.80

The weighted average remaining term for outstanding stock options was 6.14 years at June 30, 2006. The aggregate intrinsic value at June 30, 2006 was approximately $336,000 for stock options outstanding and $336,000 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

Proceeds received from the exercise of stock options were approximately $95,000 and $41,000 during the first six months of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was approximately $78,000 during the first six months of 2006, which is currently deductible for tax purposes. However, these tax benefits were not realized due to existing unused net operating loss carryforwards. The pre-tax compensation cost for stock-based employee compensation was $710,000 and $0 for the first six months of fiscal 2006 and 2005, respectively.

The following table illustrates what the effect on 2005 net income and earnings per share would have been during 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option grants to employees.

(In Thousands, Except Per Share Information)

Six Months Ended June 30, 2005
Net income – as reported	$791
Stock based compensation under fair value method, net of tax effect	(555)

Net income – pro forma	$236

Net income per share, basic – as reported	$0.19

Net income per share, diluted – as reported	$0.18

Net income per share, basic – pro forma	$0.06

Net income per share, diluted – pro forma	$0.05

The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years.

The fair value of the options granted during 2006 and 2005 were estimated on the date of grant using the binominal method and the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.84% - 4.88%	4.50%
Expected volatility	59%	61%
Expected term	4.20	4.92
Dividend yield	0%	0%
Exercise Factor	2.0	2.0
Post-Vest %	6.51%	6.51%

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

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 9%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of June 30, 2006, approximately $516,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.1 years.

5. INVENTORIES

Inventories as of June 30, 2006 and December 31, 2005 consist of the following:

(In Thousands)

	June 30, 2006	December 31, 2005
Work in process	$24,589	$24,805
Finished goods	1,768	2,542
Raw materials and supplies	12,897	12,752

Total	39,254	40,099
Less reserves for obsolete inventory	(4,771)	(3,977)
Less milestone payments and customer deposits	(16,894)	(15,169)

	$17,589	$20,953

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

6. DEBT

Debt as of June 30, 2006 and December 31, 2005 consists of the following:

(In Thousands)

	June 30, 2006	December 31, 2005
Revolving Credit Facility; interest at LIBOR plus 2.75% (7.86% at June 30, 2006)	$23,770	$21,500
Bank Term Loan; interest at LIBOR plus 3.00% (8.11% at June 30, 2006)	1,500	2,000
Treasury Stock Term Loan; interest at LIBOR plus 3.00% (8.11% at June 30, 2006)	1,078	1,437
Airport Authority Term Loan; interest at BMA plus 0.36% (4.08% at June 30, 2006)	2,140	2,140
Senior Secured Note; interest fixed at 15%	5,000	—
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	18	22

Total long-term debt	33,506	27,099
Less portion reflected as current	(31,537)	(25,126)

Long term-debt, net of current portion	$1,969	$1,973

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan,” respectively). During 2003 and 2004, the Company and its primary lenders, Wachovia Bank and Compass Bank, entered into a series of amendments to the Credit Agreement that adjusted the maturity dates and commitment levels. On April 30, 2005, the Company amended the Credit Agreement to extend the $33.0 million Revolving Credit Facility commitment to June 30, 2006. On June 28, 2005, the Credit Agreement was amended to extend the Revolving Credit Facility maturity date to October 15, 2006 and to reduce the commitment amount to $28.0 million. The Revolving Credit Facility bears interest at LIBOR plus 2.00% to 2.75%, based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement (7.86% at June 30, 2006).

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $23.8 million outstanding under the Revolving Credit Facility at June 30, 2006. The Company is actively discussing the refinance of this facility. There is no assurance that it will conclude such refinance.

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00% (8.11% at June 30, 2006), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The original principal amount of $5.0 million is payable in 60 monthly installments of $83,333 plus interest, which began on January 31, 2003.

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”) through May 22, 2005. The Treasury Stock Term Loan bears interest at LIBOR plus 3.00% (8.11% at June 30, 2006). The Company had an outstanding balance under the Treasury Stock Term Loan at June 30, 2006 of $1.1 million. The loan is payable in equal monthly installments over 31 months, which began on May 22, 2005.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (BMA) plus 0.36% (4.08 % at June 30, 2006). The amount outstanding under the Airport Authority Term Loan at June 30, 2006 was $2.1 million and is payable in 14 annual installments of approximately $180,000, which began on September 30, 2004. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term.

On February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The principal amount of the Note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note with Silver Canyon is subordinate to any debt incurred by the Company under the Revolving Credit Facility. The Note contains customary events of default consistent with the events of default defined in the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

Principal maturities of debt as of June 30, 2006, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$31,537
1-3 years	370
3-5 years	360
Thereafter	1,239

$33,506

A significant portion (over $28.0 million) of the 2006 maturity of debt listed above relates to the scheduled expiration of the Revolving Credit Facility on October 15, 2006. The Company has contacted other lenders about obtaining additional financing. There can be no assurances that the maturity date of the Revolving Credit Facility will be extended or additional financing will be obtained. If additional financing is obtained, the Company may elect to pay down the facility prior to the scheduled maturity.

Our negative results of operations in 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations. If the Company cannot raise adequate funds on acceptable terms, the business could be materially harmed.

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

For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lender for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The new covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006.

The Company was not in compliance with the minimum earnings before tax covenant as of June 30, 2006 and no waiver of default has been obtained. As a result, our lenders may request payment of all debts outstanding at any time. The Company is continuing to work with the lenders on a waiver and an extension of the maturity date. The Company also has contacted other lenders about obtaining additional financing. If the Company is unable to obtain additional financing, extend the Credit Agreement or comply with the covenants in the future and the lenders do not grant waivers, the outstanding borrowings under the Credit Agreement may continue to be immediately due and payable and certain interest rates will increase.

7. STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Option Plan exercised options for 2,999 and 2,200 shares, respectively, of the Company’s Common Stock during the three months ended June 30, 2006 and 2005. The Company recorded the exercise price of the options, net of any tax benefit, totaling approximately $33,000 and $44,000, respectively, to Additional Paid-In Capital during the second quarter of 2006 and 2005 relating to these exercises.

8. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in U.S. treasury securities, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which resulted in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations for the six months ended June 30, 2005. The fair market values of the assets in the rabbi trust at June 30, 2006 and December 31, 2005 were $2.4 million and $2.0 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.4 million and $2.0 million at June 30, 2006 and December 31, 2005, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

Components of the Plan’s net periodic pension cost were as follows:

(In Thousands)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Service cost	$728	$660	$1,457	$1,320
Interest cost	1,870	1,774	3,739	3,548
Expected return on plan assets	(2,266)	(2,218)	(4,532)	(4,436)
Amortization of prior service cost	314	151	628	302
Amortization of net loss	611	506	1,222	1,012

Net pension cost	$1,257	$873	$2,514	$1,746

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 46% and 43% of the Company’s total revenues during the six-month periods ended June 30, 2006 and 2005, respectively. The Company’s two largest programs generated approximately 57% and 70% of its revenues during the second quarters of 2006 and 2005, respectively. Termination or a disruption of any of its significant customer contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these customer contracts when they expire, could have a material adverse effect on the Company’s business, financial position or results of operations. The Company is submitting a proposal on a new KC-135 contract which would commence in 2007; failure to win such contract would have a material adverse effect on the Company.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to quick-change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration which settled during consecutive mediation efforts. Management believes that the settlement was in the best interest of the Company. The estimated cost of the settlement of $1.1 million was fully reserved as of December 31, 2005. During the second quarter of 2006, the Company received approval to use refurbished aircraft doors rather than replacing existing doors with new ones, which reduced the settlement reserve from $1.1 million to $0.7 million.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which motion was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase and trial has been set for October 30, 2006. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

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

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75.0 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case en banc. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case is now remanded to federal district court in Birmingham, Alabama. The parties have agreed to mediation which is to take place August 30 and 31, 2006. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells were installed and favorable sampling events were recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company anticipates the total cost of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of June 30, 2006. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both June 30, 2006 and December 31, 2005, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that Pemco Aeroplex was believed to be a potentially responsible party

(“PRP”) with regard to contamination found on the Philips Service site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services for the disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes the that paint chips were disposed of by the contract services provider, Philips Service Company, beginning in 1997. Philips Service Company filed for bankruptcy in 2003. The contamination may be primarily linked to a diesel fuel tank leak from which more than 200,000 gallons of diesel product were lost or released into the environment at the Rock Hill site. The database of manifests located on-site at Philips Service Company has been reviewed and the waste-in compilations have been completed. It is believed that the Company’s potential liability will not exceed $50,000.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. CSS and MCS may generate revenues from governmental entities or programs and GSS may generate revenues from commercial entities.

The following table presents information about segment profit or loss for the three months ended June 30, 2006 and 2005:

(In Thousands)

Three Months Ended June 30, 2006	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$24,538	$15,849	$3,998	$44,385
Revenues from external foreign customers	—	5,049	213	5,262
Inter-company revenues	101	11	62	174

Total segment revenues	24,639	20,909	4,273	49,821
Elimination				(174)

Total revenue				$49,647

Gross profit	$2,348	$3,131	$1,213	$6,692
Segment operating income	(109)	1,450	258	1,599
Other income				—
Interest expense				(854)
Income tax expense				(300)

Net income				$445

Assets	50,855	37,989	9,474	$98,318
Depreciation/amortization	465	422	93	980
Capital additions	579	37	7	623

Three Months Ended June 30, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$19,196	$13,390	$4,064	$36,650
Revenues from external foreign customers	—	1,775	174	1,949
Inter-company revenues	—	718	(2)	716

Total segment revenues	19,196	15,883	4,236	39,315
Elimination				(716)

Total revenue				$38,599

Gross profit	$1,613	$2,307	$1,046	$4,966
Segment operating income (loss)	(1,025)	179	84	(762)
Other income				650
Interest expense				(466)
Income tax benefit				210

Net loss				$(368)

Assets	$52,289	$37,925	$6,089	$96,303
Depreciation/amortization	400	388	39	827
Capital additions	275	82	179	536

The following table presents information about segment profit or loss for the six months ended June 30, 2006 and 2005:

(In Thousands)

Six Months Ended June 30, 2006	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$46,568	$26,373	$7,477	$80,418
Revenues from external foreign customers	—	6,566	306	6,872
Inter-company revenues	101	24	273	398

Total segment revenues	46,669	32,963	8,056	87,688
Elimination				(398)

Total revenue				$87,290

Gross profit	$5,270	$5,929	$2,310	$13,509
Segment operating income	637	1,676	72	2,385
Other income				—
Interest expense				(1,509)
Income tax expense				(352)

Net income				$524

Assets	50,855	37,989	9,474	$98,318
Depreciation/amortization	863	862	192	1,917
Capital additions	1,178	151	42	1,371

Six Months Ended June 30, 2005	GSS	CSS	MCS	Consolidated
Revenues from external domestic customers	$40,661	$30,501	$7,250	$78,412
Revenues from external foreign customers		3,801	434	4,235
Inter-company revenues	—	1,145	106	1,251

Total segment revenues	40,661	35,447	7,790	83,898
Elimination				(1,251)

Total revenue				$82,647

Gross profit	$5,423	$5,423	$2,304	$13,150
Segment operating income	528	781	308	1,617
Other income				650
Interest expense				(908)
Income tax expense				(568)

Net income				$791

Assets	$52,289	$37,925	$6,089	$96,303
Depreciation/amortization	792	857	84	1,733
Capital additions	1,133	191	208	1,532

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

12. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The Company operates primarily in the aerospace and defense industry, and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The Company conducts its business through three operating segments: Government Services Segment (“GSS”), Commercial Services Segment (“CSS”), and Manufacturing and Components Segment (“MCS”). The Company’s services are generally provided under traditional contracting agreements that include fixed-price, time and material, cost-plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

RESULTS OF OPERATIONS

Three months ended June 30, 2006

Versus three months ended June 30, 2005

The table below presents major highlights from the three months ended June 30, 2006 and 2005.

(In Millions)

	2006	2005	Change
Revenue	$49.65	$38.60	28.6%
Gross Profit	6.70	4.97	34.8%
Operating income (loss)	1.60	(0.76)	310.5%
Income (loss) before taxes	0.75	(0.58)	229.3%
Net income (loss)	0.45	(0.37)	221.6%
EBITDA	2.58	0.72	258.3%

EBITDA for the quarters ended June 30, 2006 and 2005 was calculated using the following approach:

(In Millions)

	2006	2005
Net income (loss)	$0.45	$(0.37)
Interest	0.85	0.47
Taxes	0.30	(0.21)
Depreciation and Amortization	0.98	0.83

EBITDA	$2.58	$0.72

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

The table below presents the highlights in revenue by operating segment for the three months ended June 30, 2006 and 2005.

(In Millions)

	2006	2005	Change	% Change
GSS	$24.64	$19.20	$5.44	28.3%
CSS	20.91	15.88	5.03	31.7%
MCS	4.27	4.24	0.03	0.7%
Eliminations	(0.17)	(0.72)	0.55

Total	$49.65	$38.60	$11.05	28.6%

The Company’s mix of business between government and commercial customers was approximately 44% commercial and 56% government in the second quarter of 2006 and 43% commercial and 57% government in the second quarter of 2005.

GSS revenue increased $5.4 million due to the delivery of two additional KC-135 aircraft pursuant to a contract with the U.S. Air Force and the delivery of one P-3 aircraft under a contract with the U.S. Navy, offset by a reduction in revenue under a contract with the U.S. Coast Guard. GSS delivered one additional aircraft under the KC-135 Programmed Depot Maintenance (“PDM”) in the second quarter of 2006 compared to the second quarter of 2005 and one additional KC-135 unscheduled depot level maintenance (“UDLM”) in the second quarter of 2006 resulting in a revenue increase of $7.0 million. The first P-3 aircraft for the U.S. Navy was delivered in the second quarter of 2006 and generated additional revenue of $1.0 million. The termination of the Coast Guard contract resulted in a revenue decrease of $3.0 million versus the second quarter of 2005. In addition, non-routine services performed under the C-130 U.S. Air Force UDLM contract generated an additional $0.4 million of revenue during the second quarter of 2006.

CSS revenue for the quarter ended June 30, 2006 increased approximately 32%, or $5.0 million, from the quarter ended June 30, 2005. For the three-month period ended June 30, 2006, delivery of two cargo conversions generated $6.3 million of additional revenue whereas the second quarter of 2005 included no revenue from cargo conversions. Offsetting the increase in cargo conversion revenue was a decrease in maintenance, repair and overhaul (“MRO”) revenue of $1.3 million, or 8%, for the three months ended June 30, 2006, when compared to the second quarter 2005.

MCS revenue for the three months ended June 30, 2006 was consistent with that of the same three-month period of 2005. Revenue at Pemco Engineers related to sales of high precision machined parts and other aircraft components remained relatively flat during the second quarter of 2006 compared to the second quarter of 2005. Revenue at Space Vector related to both the government launch vehicle program and related engineering design services, which also remained flat during the second quarter of 2006, as compared to the same period of 2005.

Consolidated cost of sales increased $9.3 million, or 27.7%, to $43.0 million during the second quarter of 2006 as a result of the higher revenue base. As a percentage of revenue, quarter-to-date cost of sales at June 30, 2006 was 86.5% compared to 87.1% during the second quarter of 2005. Cost of sales at GSS decreased from 91.6% of revenue to 90.5% of revenue primarily due to losses recorded on the U.S. Coast Guard contract during the second quarter of 2005. Cost of sales at CSS decreased from 85.5% of revenue to 85.0% of revenue primarily due to better profit margins on cargo conversion deliveries and a $0.4 million positive adjustment in the estimated cost to settle the Falcon Air claim due to additional regulatory approval issued during the second quarter of 2006. Cost of sales at MCS decreased slightly from $3.2 million to $3.1 million.

Selling, General and Administrative (“SG&A”) expenses remained consistent at $5.7 million for each of the second quarters of 2006 and 2005. Expense reductions during the second quarter of 2006 were offset by additional stock-based compensation expenses during the second quarter.

During the second quarter of 2006, the Company reversed $0.6 million of a $1.5 million provision for accounts receivable recorded during the third quarter of 2005 related to the Chapter 11 bankruptcy filing by the Company’s largest commercial customer. The provision for accounts receivable was adjusted to reflect the net realizable value of the receivables based on purchase offers from unrelated third parties.

In the second quarter of 2005, the Company recorded a gain of $0.65 million on the assignment of a lease located at the St. Petersburg-Clearwater International Airport. Interest expense increased $0.4 million due to increases in the total debt outstanding and increases in variable interest rates on debt compared to the second quarter of 2005.

Six months ended June 30, 2006

Versus six months ended June 30, 2005

The table below presents major highlights from the six months ended June 30, 2006 and 2005.

(In Millions)

	2006	2005	Change
Revenue	$87.29	$82.65	5.6%
Gross Profit	13.51	13.15	2.7%
Operating income	2.39	1.62	47.5%
Income before taxes	0.88	1.36	(35.3%)
Net income	0.52	0.79	(34.2%)
EBITDA	4.30	4.00	7.5%

EBITDA for the six months ended June 30, 2006 and 2005 was calculated using the following approach:

(In Millions)

	2006	2005
Net income	$0.52	$0.79
Interest	1.51	0.91
Taxes	0.35	0.57
Depreciation and Amortization	1.92	1.73

EBITDA	$4.30	$4.00

The table below presents the highlights in revenue by operating segment from the six months ended June 30, 2006 and 2005.

(In Millions)

	2006	2005	Change	% Change
GSS	$46.67	$40.66	$6.01	14.8%
CSS	32.96	35.45	(2.49)	(7.0%)
MCS	8.06	7.79	0.27	3.5%
Eliminations	(0.40)	(1.25)	0.85

Total	$87.29	$82.65	$4.64	5.6%

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 40% commercial and 60% government in the first six months of 2006 and 46% commercial and 54% government in the first six months of 2005.

GSS revenue increased $6.0 million for the six-month period ended June 30, 2006 versus the six-month period ended June 30, 2005. Revenue under the KC-135 PDM contract increased $5.4 million in 2006 compared to 2005 due to additional material sales of $2.0 million and an increase in revenue from non-routine services due to a reduction in flow days for aircraft under this program. The P-3 aircraft program, which began in the fourth quarter of 2005, generated additional revenue of $1.2 million. The first P-3 aircraft for the U.S. Navy was delivered in the second quarter of 2006. The termination of the Coast Guard contract resulted in a revenue decrease of $0.9 million versus the first six months of 2005, due to lower non-routine services performed during 2006.

CSS revenue decreased $2.5 million in 2006 as compared to the first six months of 2005. The decrease was caused by a reduction in MRO revenues during the first six months of 2006. MRO revenue for the six months ended June 30, 2006 decreased $6.5 million. Revenue from the largest customer of CSS decreased $12.0 million, which decrease was partially offset by additional revenue from new customers of approximately $5.5 million. The delivery of one additional cargo conversion during 2006, as compared to 2005, produced an additional $3.4 million in revenue. The decreases were further offset by $0.8 million of revenue related to settlement of the H3 Request for Equitable Adjustment (“REA”) claim described in Note 10 of the Financial Statements.

Revenue at MCS increased 3.5% in the first half of 2006 versus the first half of 2005. Pemco Engineer’s revenue decreased $0.4 million as shipments of aircraft cargo system parts were lower when compared to the first six months of 2005. Revenues at Space Vector Corporation increased $0.5 million due to billing adjustments on U.S. government launch vehicle programs.

Consolidated cost of sales increased $4.3 million to $73.8 million during the six-month period ended June 30, 2006, as a result of the higher revenue base. As a percent of revenue, cost of sales for the first six months of 2006 was 84.5%, compared to 84.1% during 2005. Cost of sales at GSS increased from 86.7% of revenue to 88.7% of revenue primarily due to losses recorded on the U.S. Navy P-3 contract of $0.5 million and losses recorded for non-routine services performed under C-130 U.S. Air Force UDLM contract of $0.8 million. Cost of sales at CSS decreased from 84.7% of revenue to 82.0% of revenue primarily due to better profit margins on cargo conversion deliveries and a $0.4 million positive adjustment in the estimated cost to settle the Falcon Air claim due to additional regulatory approval issued during the second quarter of 2006. Cost of sales at MCS decreased from 73.7% of revenue to 71.3% of revenue primarily due to an increase in revenue at Space Vector and a decrease in revenue at Pemco Engineers. Historically, profit margins have been greater at Space Vector than at Pemco Engineers.

SG&A expenses increased $0.2 million, or 2.0%, to $11.8 million during the first six months of 2006. As a percentage of sales, SG&A expenses decreased to 13.5% in 2006 from 14.0% in 2005, primarily as a result of increased revenue and expense controls implemented, offset by stock-based compensation expense recorded in 2006.

During the second quarter of 2006, the Company reversed $0.6 million of a $1.5 million provision for accounts receivable recorded during the third quarter of 2005 related to the Chapter 11 bankruptcy filing by the Company’s largest commercial customer. The provision for accounts receivable was adjusted to reflect the net realizable value of the receivables based on purchase offers from unrelated third parties.

In the second quarter of 2005, the Company recorded a gain of $0.65 million on the assignment of a lease located at the St. Petersburg-Clearwater International Airport. Interest expense increased $0.6 million due to increases in the total debt outstanding and increases in variable interest rates on debt compared to the second quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands except, debt to equity)

	June 30, 2006	December 31, 2005	Change
Cash and cash equivalents	$93	$26	$67
Working capital	(18,619)	(18,544)	(75)
Current portion of long-term debt and capital lease obligations	31,537	25,126	6,411
Long-term debt and capital lease obligations	1,969	1,973	(4)
Stockholders’ equity	12,898	11,539	1,359
Debt to equity	2.60	2.35	0.25

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

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios as of June 30, 2006 and December 31, 2005. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders waived all defaults of debt covenants through December 31, 2005. The defaults of debt covenants as of June 30, 2006 have not been waived. In addition, our lenders have not extended the October 15, 2006 Revolving Credit Facility maturity date. As a result, our lenders may request payment of all debts outstanding at any time. The Company is continuing to work with the lenders on a waiver and an extension of the maturity date. The Company also has contacted other lenders about obtaining additional financing. In addition, there can be no assurances that the maturity date of the Revolving Credit Facility will be extended or additional financing will be obtained. In addition, there can be no assurances that our operating performance will continue to improve, and we may require additional capital to meet our operating needs. We will continue to monitor our financial results and liquidity position and, if necessary, implement further reductions in expenses and capital expenditures. Our negative results of operations in 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations.

Cash Flow Overview

Operating activities used $4.8 million of cash during the six months ended June 30, 2006 and provided $6.0 million of cash during the same period of 2005. Cash of $1.4 million and $1.5 million was used during the six-month period ended June 30, 2006 and 2005, respectively, for capital expenditures. The Company contributed $4.5 million and $3.5 million during the first two quarters of 2006 and 2005, respectively, to fund its pension plan. The Company used $0.9 million and $0.5 million, respectively, during the six-month period ended June 30, 2006 and 2005 to fund principal payments of long-term debt. On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan,” respectively). The Company borrowed $2.3 million under the Revolving Credit Facility during the first six months of 2006 and used $6.6 million during the first six months of 2005 to reduce borrowings under the Revolving Credit Facility. On February 15, 2006, the Company incurred $5.0 million of additional debt with Silver Canyon Services, Inc. (“Silver Canyon”), related to a note the Company issued to Silver Canyon in the principal amount of $5.0 million (the “Note”). On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. A substantial amount of cash was used in the first six months of 2006 due to an increase in accounts receivable at GSS and CSS. New programs and customers during 2006 contributed to the increase in accounts receivable. In the first six months of 2005, the decrease in accounts receivable provided $13.5 million in cash due to the timing of deliveries of aircraft. There were substantially fewer aircraft delivered in the fourth quarter of 2005 versus the fourth quarter of 2004, which caused collection of receivables to decrease in 2006 when compared to 2005.

Future Capital Requirements

The Company has three large potential capital requirements in 2006: required minimum funding of the defined benefit pension plan, current maturities of long-term debt and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Plan was under-funded by approximately $26.3 million at December 31, 2005. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $11.0 million to the Plan during 2006, of which the Company has made contributions of approximately $4.5 million through June 30, 2006.

Current maturities of debt at June 30, 2006 and December 31, 2005 totaled $31.5 million and $25.1 million, respectively. As discussed more extensively below, current maturities of debt at December 31, 2005 and June 30, 2006 included all amounts owed under the Revolving Credit Facility due to the expiration of the Credit Agreement on October 15, 2006.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of two bays and other facility upgrades in Birmingham during 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. The Company has obtained commitments from local state, county and city governments to fund certain capital improvement contingent upon winning the KC-135 contract recompete and achieving other required benchmarks. At June 30, 2006, the Company had approximately $0.6 million in construction-in-process, primarily related to facility upgrades at GSS expected to be completed during 2006. The Company anticipates total capital expenditures of $2.5 to $3.5 million during 2006.

Revolving Credit Facility

The Company and its primary lenders, Wachovia Bank and Compass Bank, previously entered into a series of amendments to the Credit Agreement dated December 16, 2002, that affect the Revolving Credit Facility that is made available to the Company under the Credit Agreement. On May 7, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $25.0 million to $27.0 million. On August 1, 2004, the Company amended the Credit Agreement to extend until December 31, 2004 the temporary increase of the commitment under the Revolving Credit Facility to up to $27.0 million. On November 5, 2004, the Company amended the Credit Agreement to temporarily increase the Revolving Credit Facility from a commitment of $27.0 million to $33.0 million. On December 22, 2004, the Company amended the Credit Agreement to extend the Revolving Credit Facility maturity date from December 16, 2005 to April 30, 2006. On April 30, 2005, the Company amended the Credit Agreement to extend the $33.0 million Revolving Credit Facility commitment to June 30, 2006. On June 28, 2005, the Credit Agreement was amended to extend the Revolving Credit Facility maturity date from April 30, 2006 to October 15, 2006, and to reduce the commitment amount to $28.0 million.

For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. During the first and second quarters of 2005 and the fourth quarter of 2004, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to quarterly losses incurred by the Company during 2005 and 2004. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 using annualized 2005 results instead of total results of the past four quarters and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, to decrease the required ratio of operating income to fixed charges from 1.2 to 1.0 and to increase the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lenders for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The new covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. The Company was not in compliance with the minimum earnings before tax covenant as of June 30, 2006 and no waiver of default has been obtained. As a result, our lenders may request payment of all debts outstanding at any time. The Company is continuing to work with the lenders on a waiver and an extension of the maturity date. The Company also has contacted other lenders about obtaining additional financing. If the Company is unable to obtain additional financing, extend the Credit Agreement or comply with the covenants in the future and the lenders do not grant waivers, the outstanding borrowings under the Credit Agreement may continue to be immediately due and payable and certain interest rates will increase.

Bank Term Loan

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount under the loan is $5.0 million, which is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003. The Company had an outstanding balance under the Bank Term Loan at June 30, 2006 of $1.5 million.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not and has never been an affiliate of the Company, or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan could be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00% (8.11% at June 30, 2006). The Company had an outstanding balance under the Treasury Stock Term Loan at June 30, 2006 of $1.1 million. The loan is being repaid in equal monthly installments over 31 months which began on May 22, 2005.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at the facility. The hanger expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 4.08% at June 30, 2006. The Company had an outstanding balance under the Airport Authority Term Loan at June 30, 2006 of $2.1 million.

Senior Secured Debt

As described above, on February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million. The principal amount of the Note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note with Silver Canyon is subordinate to any debt incurred by the Company under the Credit Agreement. The Note contains customary events of default consistent with the events of default defined in the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

Funding Sources

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

The aircraft services industry has been in a consolidation phase generally in recent years. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. The Company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of June 30, 2006 and 2005, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

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

As discussed above, on July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

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

Revenue Recognition

Revenue at GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any non-routine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the non-routine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For non-routine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract. Such work is performed and completed throughout the PDM process.

Revenue at CSS is derived principally from aircraft maintenance, modification, and conversion programs under contracts with the owners and operators of large commercial airlines. CSS recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost.

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

Given the nature of GSS’s business and customers, write-offs have historically been nominal. GSS’ customers are primarily the U.S. Government and more recently Boeing Corporation. CSS primarily services the commercial airline market, and is therefore more susceptible to collectibility issues. Generally, the Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected. MCS’s business involving commercial customers has experienced some collectibility problems; however, historical write-offs have been insignificant to the Company’s operations as a whole.

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

BACKLOG

The following table presents the Company’s backlog at June 30, 2006 and December 31, 2005:

(In Thousands)

Customer Type	June 30, 2006	December 31, 2005
U.S. Government	$39,351	$45,536
Commercial	25,971	24,620

Total	$65,322	$70,156

The $6.2 million reduction in government backlog was related to decreases at both GSS and MCS. GSS backlog decreased $4.7 million when compared to the December 31, 2005, balance due primarily to fewer KC-135 aircraft in work and the termination of the Coast Guard C-130 program. GSS backlog at June 30, 2006 was positively impacted by $3.8 million related to the addition of seven P-3 aircraft versus $1.9 million in backlog at December 31, 2005. Backlog in government programs at MCS related to U.S. government launch vehicle programs decreased by $1.4 million from December 31, 2005.

Total commercial backlog increased $1.4 million. The increase is related directly to a $1.4 million increase in orders at MCS for high precision machined parts, other aircraft components and engineering services. CSS backlog at June 30, 2006 remained comparable to that as of December 31, 2005, with relatively no change.

Overall, the mix of backlog shifted from 65% U.S. Government and 35% commercial at December 31, 2005, to 60% U.S. Government and 40% commercial at June 30, 2006. The shift to commercial from U.S. Government resulted primarily from the decrease in backlog at GSS described above.

The Company includes sub-contracts for government work in its U.S. Government backlog category.

CONTINGENCIES

See Note 10 to the Consolidated Financial Statements.

The Company’s Forward-Looking Statements May Prove to be Wrong.

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements that are entitled to the protection of the safe harbors contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed under the caption “Risk Factors” in this Quarterly Report, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and two term loans, all as described in Note 6 to the Consolidated Financial Statements (see Item 1 herein). The Credit Agreement’s revolving credit facility bears interest at LIBOR plus 275 basis points (7.86% at June 30, 2006). Each of the term loans under the Credit Agreement bears interest at LIBOR plus 300 basis points (8.11% at June 30, 2006). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (4.08% at June 30, 2006). Had the interest rate of the variable rate debt increased 100 basis points, net income would have decreased by approximately $142,000 during the first six months of 2006.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2005 and 2004, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

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

During the audit of the 2005 financial statements, the Company’s independent registered public accounting firm identified significant deficiencies in the posting of physical inventory results and in adherence to the Company’s inventory costing methodology which resulted in a material weakness in controls over inventory at the Company’s Pemco Aeroplex subsidiary. In addition, the firm also determined that the process for determining adequate information with regards to estimating costs to complete certain contracts for the purpose of projecting losses on those contracts was insufficient and constituted a material weakness of internal controls. The comprehensive review of internal controls is continuing throughout 2006 through a program conducted by the corporate accounting and internal audit staff. Additional financial personnel have been added to the corporate accounting staff to conduct this review and to provide increased oversight of the adherence to financial policies and procedures.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

A Significant Portion of the Company’s Revenues Is Derived From a Few of Its Contracts.

A small number of our contracts account for a significant percentage of our revenues. Contracts with the U.S. Government comprised 61%, 68% and 69% of our revenues during 2005, 2004, and 2003, respectively. The USAF KC-135 program in and of itself comprised 47%, 60%, and 65% of our total revenues in 2005, 2004, and 2003, respectively, and a contract with Northwest Airlines comprised 22%, 22%, and 15% of our total revenues during these same respective time periods. During 2003, a contract with GECAS comprised 11% of our total revenues. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of us to renew or replace any of these contracts when they expire, could materially harm our business and impair the value of our Common Stock.

In May 2005, the U.S. Air Force decided to re-compete the KC-135 PDM program. The Company submitted a proposal as a subcontractor/partner with Boeing LSS for the KC-135 program. On June 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and Pemco’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. Under the previously announced MOA, the companies had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 program reducing the requested quantities of aircraft, and that the reduction is so unfavorable to Boeing that further participation in the program pursuant to the MOA is no longer practical or financially viable. The Company and Boeing are currently teamed on the KC-135 Bridge Contract through the government fiscal year ending September 30, 2007, which remains unaffected by the termination. Pemco intends to submit a proposal as a prime contractor for the KC-135 PDM program. Proposals are due in September 2006 and the Company expects an award announcement in late 2006 or early 2007.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

If our proposal for the KC-135 PDM program is unsuccessful, it could materially harm our business and impair the value of our Common Stock. A number of our commercial customers, including Northwest Airlines, which represented 22% of our revenues in 2005, have in the past and may in the future experience significant financial difficulties, including bankruptcy. Many of these customers face risks that are similar to those encountered by the Company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that our customers will be successful in managing these risks. If our customers do not successfully manage these risks, it could impair our ability to generate revenues, collect amounts due from these customers, and materially harm our business. Northwest Airlines filed a petition for Chapter 11 bankruptcy. As a result, we recorded charges of $1.5 million to provide for pre-petition Northwest Airlines receivables in the third quarter of 2005. During the second quarter of 2006, the Company reversed $0.6 million of the $1.5 million charge to reflect the net realizable value of the receivables based on purchase offers from unrelated third parties.

The Company Faces Risks from Downturns in the Domestic and Global Economies.

The domestic and global economies have experienced downturns that have had significant effects on markets that we serve, particularly the airline industry. We cannot predict the depth or duration of such downturns, and our ability to increase or maintain our revenues and operating results may be impaired as a result of negative general economic conditions.

Further, because current domestic and global economic conditions and economies are extremely uncertain, it is difficult to estimate the growth in various parts of the economy, including the markets in which we participate. Because parts of our budgeting and forecasting are reliant on estimates of growth in the markets we serve, the current economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on our overall financial performance and impair the value of our Common Stock.

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

Expansion Into International Markets May Expose the Company to Greater Risks.

Our continuing efforts to increase revenue and improve operating results and stockholder value includes seeking sales opportunities in international markets. During 2005 and 2004, foreign sales comprised 4% and 3% of total revenues, respectively, though such sales could comprise an increasingly larger percentage of revenues in the future. We believe there are a number of factors inherent in these markets that may expose us to significantly greater risk than domestic markets, including: foreign exchange exposure, local economic and market conditions, less regulation of patents or other safeguards of intellectual property, potential political unrest, difficulty in collecting receivables, and inability to rely on local government aid to enforce standard business practices. These factors, or others we have not currently identified, could materially harm our business and impair the value of our Common Stock.

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

The Company May Need Additional Financing to Maintain Its Business Which May or May Not Be Available.

For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders waived all defaults of debt covenants through December 31, 2005. The defaults of debt covenants as of June 30, 2006 have not been waived. In addition, our lenders have not extended the October 15, 2006 Revolving Credit Facility maturity date. As a result, our lenders may request payment of all debts outstanding at any time. The Company is continuing to work with the lenders on a waiver an extension of the maturity date. The Company also has contacted other lenders about obtaining additional financing. There can be no assurances that the maturity date of the Revolving Credit Facility will be extended or additional financing will be obtained. In addition, there can be no assurances that our operating performance will continue to improve, and we may require additional capital to meet our operating needs. Our negative results of operations in 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations.

We cannot provide assurance that, if we need to raise additional funds, such funds will be available on favorable terms, or at all. If we cannot raise adequate funds on acceptable terms, our business could be materially harmed and the value of our Common Stock impaired.

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

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

We maintain the Plan, which covers substantially all employees at our Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan during 2001 and 2002, partially offset by favorable returns in 2003, 2004 and 2005, coupled with an increase in actuarial liability resulting from lower interest rates and the terms of new collective bargaining agreements entered into in 2005, the Plan was under-funded by approximately $26.3 million at December 31, 2005. Any further losses on the Plan’s assets may lead to an increase in the amount of the shortfall. In 2006, we expect that the minimum required contribution will be approximately $11.0 million. Unless and until the Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect our liquidity and cash flow, which could materially harm our business and impair the value of our Common Stock. On August 3, 2006, the United States Congress passed the Pension Protection Act of 2006 (“Act”) which significantly alters pension funding rules in the future. The Act is expected to become law and is awaiting approval by the President of the United States. The Company is in the process of evaluating the impact of the Act on future funding of its defined benefit plan.

The Company’s Credit Agreement Restricts Its Financial and Operational Flexibility and the Company Has Violated Certain Financial Covenants Under the Credit Agreement.

Our Credit Agreement contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. Our Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and there can be no assurance that we will be able to meet these ratios. For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders waived all defaults of debt covenants through December 31, 2005. The defaults of debt covenants as of June 30, 2006 have not been waived. In addition, our lenders have not extended the October 15, 2006 Revolving Credit Facility maturity date. As a result, our lenders may request payment of all debts outstanding at any time. The Company is continuing to work with the lenders on a waiver and an extension of the maturity date. The Company also has contacted other lenders about obtaining additional financing. If the Company is unable to obtain additional financing, extend the Credit Agreement or comply with the covenants in the future and the lenders do not grant waivers, the outstanding borrowings under the Credit Agreement may continue to be immediately due and payable and certain interest rates will increase, which could materially harm our business and impair the value of our Common Stock.

On February 15, 2006, we entered into a note purchase agreement with Silver Canyon, pursuant to which we issued to Silver Canyon a senior secured note in the principal amount of $5.0 million. The note with Silver Canyon is subordinate to any debt incurred by us under the revolving credit facility with Wachovia and Compass. The note contains customary events of default consistent with the defined events of default established by the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the note may be declared immediately due and payable by Silver Canyon upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. We may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

We have also pledged substantially all of our assets to secure the debt under our Credit Agreement with Wachovia and Compass and the subordinated debt with Silver Canyon. If the amounts outstanding under the Credit Agreement or the note with Silver Canyon were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business and impair the value of our Common Stock.

The Company Faces Potential Product Liability Claims.

We may be exposed to legal claims relating to the products we sells or the services we provide. Our agreements with our customers generally contain terms designed to limit our exposure to potential product liability claims. We also maintain a product liability insurance policy for our business. However, our insurance may not cover all relevant claims or may not provide sufficient coverage. If our insurance coverage does not cover all costs resulting from future product liability claims, these claims could materially harm our business and impair the value of our Common Stock.

The Company’s Business Is Subject to Extensive Government Regulation.

The aircraft maintenance and modification services industry is subject to extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and modification of aircraft that require significant expenditures. Regulatory changes could materially harm our business by making our current services less attractive or obsolete, or increasing the opportunity for additional competition. Changes in, or the failure to comply with, applicable regulations could materially harm our business and impair the value of our Common Stock.

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Stock Market rules have led to increased administrative costs. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we believe that we have invested and will continue to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm our business and impair the value of our Common Stock.

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

Although we have taken and are continuing to undertake a number of initiatives to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period. In addition, we may in the future identify other material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002, with which we must comply in 2007, requires our auditors to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of our internal controls. If we are unable to remediate all material weaknesses in sufficient time to permit testing of our documentation and remediation efforts relating to these material weaknesses, our auditors may disclaim an opinion or issue an adverse opinion on the operating effectiveness of our internal controls over financial reporting or on management’s assessment of their effectiveness, when Section 404 becomes applicable to us. A disclaimer or an adverse opinion on our internal controls could materially impair the value of our Common Stock.

Changes in Financial Accounting Standards Related to Stock Option Expenses May Have a Significant Effect on the Company’s Reported Results.

The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard could impair the value of our Common Stock and result in greater stock price volatility.

Item 3. Defaults upon Senior Securities

For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders waived all defaults of debt covenants through December 31, 2005. The defaults of debt covenants as of June 30, 2006 have not been waived. In addition, our lenders have not extended the October 15, 2006 Revolving Credit Facility maturity date. As a result, our lenders may request payment of all debts outstanding at any time, including the Revolving Credit Facility, Bank Term Loan, Treasury Stock Term Loan, and Senior Secured Note. The Company is continuing to work with the lenders on a waiver and an extension of the maturity date. The Company also has contacted other lenders about obtaining additional financing. There can be no assurances that the maturity date of the Revolving Credit Facility will be extended or additional financing will be obtained. In addition, there can be no assurances that our operating performance will continue to improve, and we may require additional capital to meet our operating needs. Our negative results of operations in 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue our operations.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 11, 2006. At the meeting, stockholders elected Robert E. Joyal and Michael E. Tennenbaum as Class III directors to serve until 2009.

The number of votes cast for or withheld for each director nominee was as follows:

Nominee	For	Withheld
Robert E. Joyal	2,980,670	16,253
Michael E. Tennenbaum	2,981,045	15,878

Ronald A. Aramini, Harold T. “Skip” Bowling and Ronald W. Yates continued in office as members of the Board of Directors with their terms expiring at the 2007 Annual Meeting of Stockholders. Hugh Steven Wilson was appointed as a member of the Board of Directors on March 13, 2006 after the resignation of Mark K. Holdsworth. Mr. Wilson’s term expires at the 2008 Annual Meeting of Stockholders. Thomas C. Richards continued in office as a member of the Board of Directors, with his term expiring at the 2008 Annual Meeting of Stockholders.

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

PEMCO AVIATION GROUP, INC.

Dated: August 14, 2006	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ Randall C. Shealy
Randall C. Shealy, Sr. Vice President and Chief Financial Officer
(Principal Financial Officer)