Form 10-Q
period 2006-09-30
PEMCO AVIATION GROUP INC
filed 2006-11-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006,

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

(Check one):    ☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006
Common Stock, $.0001 par value	4,126,200

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	September 30, 2006	December 31, 2005
	Unaudited
Current assets:
Cash and cash equivalents	$74	$26
Accounts receivable, net	28,062	20,528
Inventories, net	17,560	19,715
Deferred income taxes	4,534	4,083
Prepaid expenses and other	2,100	1,898
Assets of discontinued operations	2,842	2,188

Total current assets	55,172	48,438

Machinery, equipment and improvements at cost:
Machinery and equipment	31,483	30,738
Leasehold improvements	30,746	29,752
Construction-in-process	78	265

	62,307	60,755
Less accumulated depreciation and amortization	(39,067)	(36,315)

Net machinery, equipment and improvements	23,240	24,440

Other non-current assets:
Deposits and other	2,687	2,285
Deferred income taxes	10,535	11,042
Related party receivable	519	503
Intangible pension asset	8,476	8,476
Intangible assets, net	122	104

	22,339	22,410

Total assets	$100,751	$95,288

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Common Share Information)

	September 30, 2006	December 31, 2005
	Unaudited
Current liabilities:
Current portion of long-term debt	$31,220	$25,126
Current portion of pension liability	11,215	11,019
Accounts payable - trade	13,624	11,402
Accrued health and dental	988	1,158
Accrued liabilities - payroll related	6,268	5,650
Accrued liabilities - other	4,886	4,822
Customer deposits in excess of cost	6,441	6,443
Liabilities of discontinued operations	967	763

Total current liabilities	75,609	66,383

Long-term debt, less current portion	1,969	1,973
Long-term pension benefit liability	8,014	13,139
Other long-term liabilities	2,662	2,254

Total liabilities	88,254	83,749

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,126,200 and 4,113,659 outstanding at September 30, 2006 and December 31, 2005, respectively	1	1
Additional paid-in capital	14,169	13,188
Retained earnings	28,871	28,894
Treasury stock, at cost – 413,398 shares at September 30, 2006 and December 31, 2005	(8,623)	(8,623)
Accumulated other comprehensive income (loss):
Minimum pension liability	(21,921)	(21,921)

Total stockholders’ equity	12,497	11,539

Total liabilities and stockholders’ equity	$100,751	$95,288

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income/(Loss) per Common Share Information)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Net sales	$38,343	$29,727
Cost of sales	33,274	27,886

Gross profit	5,069	1,841

Selling, general and administrative expenses	5,113	5,807
Provision for doubtful accounts	—	1,519

Operating loss from continuing operations	(44)	(5,485)

Interest expense	(833)	(468)

Loss from continuing operations before income taxes	(877)	(5,953)
Income tax benefit	(303)	(2,357)

Loss from continuing operations	(574)	(3,596)
Income/(loss) from discontinued operations, net of tax	27	(151)

Net loss	$(547)	$(3,747)

Net income/(loss) per common share:
Basic net loss from continuing operations	$(0.14)	$(0.87)
Basic net income/(loss) from discontinued operations	$0.01	$(0.04)

Basic net loss per share	$(0.13)	$(0.91)

Diluted net loss from continuing operations	$(0.14)	$(0.87)
Diluted net income/(loss) from discontinued operations	$0.01	$(0.04)

Diluted net loss per share	$(0.13)	$(0.91)

Weighted average common shares outstanding:
Basic	4,125	4,111
Diluted	4,125	4,111

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income/(Loss) per Common Share Information)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net sales	$123,478	$109,856
Cost of sales	105,261	95,758

Gross profit	18,217	14,098

Selling, general and administrative expenses	15,882	16,203
Provision for/(reversal of) doubtful accounts	(638)	1,519

Operating income/(loss) from continuing operations	2,973	(3,624)

Other income	—	650
Interest expense	(2,263)	(1,352)

Income/(loss) from continuing operations before income taxes	710	(4,326)
Income tax expense/(benefit)	298	(1,718)

Income/(loss) from continuing operations	412	(2,608)
Loss from discontinued operations, net of tax	(435)	(348)

Net loss	$(23)	$(2,956)

Net income/(loss) per common share:
Basic net income/(loss) from continuing operations	$0.10	$(0.64)
Basic net loss from discontinued operations	$(0.11)	$(0.08)

Basic net loss per share	$(0.01)	$(0.72)

Diluted net income/(loss) from continuing operations	$0.10	$(0.64)
Diluted net loss from discontinued operations	$(0.11)	$(0.08)

Diluted net loss per share	$(0.01)	$(0.72)

Weighted average common shares outstanding:
Basic	4,122	4,107
Diluted	4,122	4,107

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss from operations	$(23)	$(2,956)

Adjustments to reconcile net loss from operations to net cash (used in)/provided by operating activities:
Depreciation and amortization of machinery, equipment and improvements	2,764	2,846
Amortization of intangible assets	204	37
Provision/(benefit) for deferred income taxes	63	(1,906)
Funding over pension cost	(4,929)	(2,995)
Provision for/(reversal of) losses on receivables	(638)	1,519
Loss on disposals of machinery and equipment	4	81
Provision for/(reversal of) losses on contracts-in-process	(2,368)	1,433
Stock based compensation expense	857	221
Realized gain on deferred compensation plan investments	—	(340)
Changes in assets and liabilities:
Accounts receivable, trade	(7,607)	17,811
Inventories	4,607	(3,771)
Prepaid expenses and other	(224)	(179)
Deposits and other	(409)	(354)
Customer deposits in excess of cost	10	7,136
Accounts payable and accrued liabilities	3,326	(6,907)

Total adjustments	(4,340)	14,632

Net cash (used in)/provided by operating activities	(4,363)	11,676

Cash flows from investing activities:
Capital expenditures	(1,581)	(2,926)

Net cash used in investing activities	(1,581)	(2,926)

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash flows from financing activities:
Proceeds from exercise of stock options	124	111
Net change under revolving credit facility	2,384	(10,986)
Principal payments under long-term debt	(1,294)	(1,131)
Borrowings under long-term debt	5,000	—
Payment of debt issuance cost	(222)	(56)

Net cash provided by/(used in) financing activities	5,992	(12,062)

Net increase/(decrease) in cash and cash equivalents	48	(3,312)

Cash and cash equivalents, beginning of period	26	3,354

Cash and cash equivalents, end of period	$74	$42

Supplemental disclosure of cash flow information:
Cash paid/(received) during the period for:
Interest	$2,183	$1,359

Income taxes	$(301)	$115

The accompanying notes are an integral part

of these unaudited consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2006 and 2005

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

2. ASSIGNMENT OF LEASE

On September 2, 2004, the Company, through its Air International Incorporated (“AIA”) subsidiary, entered into an Asset Purchase Agreement with Avantair, Inc. The Asset Purchase Agreement provided for the assignment of AIA’s lease agreement with Pinellas County, Florida to Avantair, Inc., located on the leased premises located at the St. Petersburg-Clearwater International Airport. During January 2005, Avantair, Inc. assigned its rights under the Asset Purchase Agreement to AvAero Services, LLC (“AvAero”). AIA completed the assignment of its lease agreement and the sale of the airplane hangars and other personal property to AvAero pursuant to an Assignment, Assumption and Amendment of Lease dated April 21, 2005. The Company recognized a gain of approximately $650,000 that is included in other income on the consolidated statements of operations for the nine months ended September 30, 2005.

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the periods. Diluted net income (loss) per share was computed by dividing net income (loss) by the weighted average number of shares of Common Stock and the dilutive effects of the shares awarded under the Company’s Non-Qualified Stock Option Plan, based on the treasury stock method using an average fair market value of the stock during the respective periods. In periods with net losses all common stock equivalents are excluded from the per share calculation; therefore, the basic loss per share equals the diluted loss per share. The following table represents the net loss per share calculations for the three-month and nine-month periods ended September 30, 2006 and 2005:

(In Thousands, except net loss per share)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Net loss	$(547)	$(3,747)	$(23)	$(2,956)
Weighted average shares	4,125	4,111	4,122	4,107
Basic net loss per share	$(0.13)	$(0.91)	$(0.01)	$(0.72)
Dilutive securities	—	—	—	—
Diluted weighted average shares	4,125	4,111	4,122	4,107
Diluted net loss per share	$(0.13)	$(0.91)	$(0.01)	$(0.72)

For the three months and nine months ended September 30, 2006 and 2005, all options to purchase shares of Common Stock were excluded from the computation of diluted net loss per share because the effect of including these potential shares are antidilutive.

4. STOCK OPTIONS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Non-Qualified Stock Option Plan (the “Option Plan”), pursuant to which a maximum of 2,000,000 shares of Common Stock in the aggregate have been reserved for grants to key personnel. The Option Plan expires by its terms on September 8, 2009. Options available to be granted under the Option Plan amounted to approximately 350,000 at September 30, 2006. Generally, options granted under the Option Plan are granted with an exercise price equal to the market value of a share of Common Stock on the date of grant, become exercisable over staggered periods, and expire ten years after the date of grant. Certain option awards provide for accelerated vesting if there is a change in control (as defined in the Option Plan).

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

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted average exercise price per share
	(In Thousands)
Outstanding as of December 31, 2005	1,054	$20.42
Granted	79	17.42
Exercised	(12)	9.89
Forfeited/Expired	(47)	22.03

Outstanding as of September 30, 2006	1,074	20.25

Exercisable as of September 30, 2006	1,004	$19.96

The weighted average remaining term for outstanding stock options was 5.94 years at September 30, 2006. The aggregate intrinsic value at September 30, 2006 was approximately $77,000 for stock options outstanding and $77,000 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our Common Stock as of the reporting date.

Proceeds received from the exercise of stock options were approximately $124,000 and $111,000 during the first nine months of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was approximately $81,000 during the first nine months of 2006, which is currently deductible for tax purposes. However, these tax benefits were not realized due to existing unused net operating loss carryforwards. The pre-tax compensation cost for stock-based employee compensation was $854,000 and $221,000 for the first nine months of fiscal 2006 and 2005, respectively.

The following table illustrates what the effect on 2005 net income and earnings per share would have been during 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock option grants to employees.

(In Thousands, Except Per Share Information)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss – as reported	$(3,747)	$(2,956)
Stock based compensation under fair value method, net of tax effect	(167)	(723)

Net loss – pro forma	$(3,914)	$(3,679)

Net loss per share, basic – as reported	$(0.91)	$(0.72)

Net loss per share, diluted – as reported	$(0.91)	$(0.72)

Net loss per share, basic – pro forma	$(0.95)	$(0.90)

Net loss per share, diluted – pro forma	$(0.95)	$(0.90)

The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using an option pricing model and may not be indicative of amounts that should be expected in future years.

The fair value of the options granted during 2006 and 2005 were estimated on the date of grant using the binomial method and the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.84% - 4.88%	4.50%
Expected volatility	59%	61%
Expected term	4.20	4.92
Dividend yield	0%	0%
Exercise Factor	2.0	2.0
Post-Vest %	6.51%	6.51%

The fair value of the options granted prior to 2005 was estimated on the date of grant using a different option-pricing model and the following weighted-average assumptions: risk-free interest rates of 1.7% - 1.9%, expected volatility of 61% - 66%, an expected life of 2.3 years - 2.5 years, and no dividend yield. Both of the options pricing models used to calculate the fair value of the options granted require the input of subjective assumptions that will usually have a significant impact on the fair value estimated. The assumptions for grants subsequent to December 31, 2005 were developed based on SFAS No. 123(R) and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 9%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of September 30, 2006, approximately $368,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures), and is expected to be recognized over a weighted-average period of 0.8 years.

5. INVENTORIES

Inventories as of September 30, 2006 and December 31, 2005 consisted of the following:

(In Thousands)

	September 30, 2006	December 31, 2005
Work in process	$27,799	$24,584
Finished goods	786	786
Raw materials and supplies	11,980	12,371

Total	40,565	37,741
Less reserves for obsolete inventory	(3,008)	(2,857)
Less milestone payments and customer deposits	(19,997)	(15,169)

	$17,560	$19,715

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

6. DEBT

Debt as of September 30, 2006 and December 31, 2005 consisted of the following:

(In Thousands)

	September 30, 2006	December 31, 2005
Revolving Credit Facility; interest at LIBOR plus 2.75% (8.08% at September 30, 2006)	$23,884	$21,500
Bank Term Loan; interest at LIBOR plus 3.00% (8.33% at September 30, 2006)	1,250	2,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (8.33% at September 30, 2006)	898	1,437
Airport Authority Term Loan; interest at BMA plus 0.36% (3.90% at September 30, 2006)	2,140	2,140
Senior Secured Note; interest fixed at 15%	5,000	—
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	17	22

Total long-term debt	33,189	27,099
Less portion reflected as current	(31,220)	(25,126)

Long term-debt, net of current portion	$1,969	$1,973

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan,” respectively). During 2003 and 2004, the Company and its primary lenders, Wachovia Bank and Compass Bank, entered into a series of amendments to the Credit Agreement that adjusted the maturity dates and commitment levels. On June 28, 2005, the Credit Agreement was amended to extend the Revolving Credit Facility maturity date to October 15, 2006 and to reduce the commitment amount to $28.0 million. Until the Credit Agreement was amended and restated on October 12, 2006 (see below), the interest on the Revolving Credit Facility was computed at LIBOR plus 2.00% to 2.75%, based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement (8.08% at September 30, 2006).

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $23.9 million outstanding under the Revolving Credit Facility at September 30, 2006. Additional availability under the Revolving Credit Facility at September 30, 2006 was $2.9 million.

The Bank Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 2.25% to 3.00% (8.33% at September 30, 2006), determined based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement. The loan is payable in 60 monthly installments of $83,333 plus interest.

The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.33% at September 30, 2006). The loan is payable in 31 monthly installments of $59,890.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (“BMA”) plus 0.36% (3.90% at September 30, 2006). The amount outstanding under the Airport Authority Term Loan at September 30, 2006 was $2.1 million and is payable in 14 annual installments of approximately $180,000. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term.

On February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The principal amount of the Note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note with Silver Canyon is subordinate to any debt incurred by the Company under the Revolving Credit Facility. The Note contains customary events of default consistent with the events of default defined in the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

Principal maturities of debt as of September 30, 2006, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$31,220
2-3 years	369
4-5 years	360
Thereafter	1,240

$33,189

The total amount of the Revolving Credit Facility and Senior Secured Note that are included in the 2006 maturity of debt listed above relates to the scheduled expiration of the Amended and Restated Revolving Credit Facility on August 31, 2007 and the scheduled maturity of the Senior Secured Note on February 15, 2007. The above loans are collateralized by substantially all of the assets of the Company and have various covenants that limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts.

For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. The Company obtained a waiver from the lender for the debt covenant violation for the six-month period ended June 30, 2006. During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lender for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. As discussed below, the debt covenants were amended on October 12, 2006.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with its lenders. The Amended Credit Agreement:

•	extended the maturity date of the Revolving Credit Facility to August 31, 2007,

•	maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million including any unused letters of credit,

•	provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract,

•	provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory from 50% to 65%,

•	changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% determined on quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Amended Credit Agreement, and

•	established new debt covenants as follows:

i)	Beginning with the quarter ending December 31, 2006, a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

ii)	At all times, maintain a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

iii)	Achieve a cumulative EBITDA of not less than $400,000 for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

There can be no assurances that the Company will satisfy all of the debt covenants or that the availability under the Revolving Credit Facility will be sufficient to continue its operations. If the Company violates the debt covenants, all debt may become due and payable. If additional financing is needed, the Company’s results of operations in 2006 and 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive, if not impossible, for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, the business could be materially harmed.

7. STOCKHOLDERS’ EQUITY

Holders of stock options under the Company’s Option Plan exercised options for 2,715 and 4,250 shares, respectively, of the Company’s Common Stock during the three months ended September 30, 2006 and 2005. The Company recorded the exercise price of the options, totaling approximately $29,000 and $86,000 (net of tax benefit), respectively, to Additional Paid-In Capital during the third quarter of 2006 and 2005 relating to these exercises. During the nine months ended September 30, 2006 and 2005, holders of stock options exercised options for 12,541 and 6,921 shares, respectively, of the Company’s Common Stock. The Company recorded the exercise price of the options, totaling approximately $124,000 and $137,000 (net of tax benefit) respectively, to Additional Paid-In Capital during the nine months ended September 30, 2006 and 2005 relating to these exercises.

In accordance with SFAS No. 123(R), the Company has not recorded a tax benefit related to the exercise of stock options in Additional Paid-In Capital during 2006 due to the net operating loss position of the Company.

8. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer that generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in U.S. Treasury bills, and do not include Company Common Stock. During the first quarter of

2005, the Company liquidated the assets and reinvested the entire proceeds reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations for the nine month period ended September 30, 2005. The fair market values of the assets in the rabbi trust at September 30, 2006 and December 31, 2005 were $2.4 million and $2.0 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this arrangement were $2.4 million and $2.0 million at September 30, 2006 and December 31, 2005, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

Components of the Plan’s net periodic pension cost were as follows:

(In Thousands)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Service cost	$589	$743	$2,046	$2,063
Interest cost	1,890	1,864	5,629	5,412
Expected return on plan assets	(2,270)	(2,218)	(6,802)	(6,654)
Amortization of prior service cost	372	318	1,000	620
Amortization of net loss	587	506	1,809	1,518

Net pension cost	$1,168	$1,213	$3,682	$2,959

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

A Significant Portion of the Company’s Revenue is Derived From a Few of its Customers - A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 44% and 44% of the Company’s total revenues during the nine-month periods ended September 30, 2006 and 2005, respectively. The Company’s two largest programs generated approximately 58% and 69% of its revenues during the nine-month periods ended September 30, 2006 and 2005, respectively. Termination or a disruption of any of its significant customer contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these customer contracts when they expire, could have a material adverse effect on the Company’s business, financial position or results of operations. The Company has submitted a proposal on a new KC-135 contract which would commence in 2007; failure to win such contract would have a material adverse effect on the Company.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to quick-change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties have subsequently entered into arbitration which settled during consecutive mediation efforts. Management believes that the settlement was in the best interest of the Company. The estimated cost of the settlement of $1.1 million was fully reserved as of December 31, 2005. During the second quarter of 2006, the Company received approval to use refurbished aircraft doors rather than replacing existing doors with new ones, which reduced the settlement reserve from $1.1 million to $0.7 million lowering cost of sales for the second quarter of 2006. On September 23, 2006, Falcon Air declared bankruptcy. No work has been performed on their aircraft to date.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which motion was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Litigation is currently in the discovery phase, discovery cutoff being set at December 31, 2006. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

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

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors and other employees. The complaint sought damages in the amount of $75.0 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment

Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. Nine plaintiffs elected to settle with the Company prior to the trial. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case en banc. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case is now remanded to federal district court in Birmingham, Alabama. The parties attended mediation on August 30 and 31, 2006, but no settlement was reached. Informal discussions are continuing. The Company believes it has taken effective remedial and corrective action, acted promptly in respect to any specific complaint by an employee, and will vigorously defend this case. Management believes that the results of this claim will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells were installed and favorable sampling events were recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company anticipates the total cost of the Phase II Plan to be approximately $550,000, of which the Company has paid approximately $450,000 as of September 30, 2006. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both September 30, 2006 and December 31, 2005, which are included in accrued liabilities – other on the accompanying Consolidated Balance Sheets. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that Pemco Aeroplex was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services for the disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes that the paint chips were disposed of by the contract services provider, Philips Service Company, beginning in 1997. Philips Service Company filed for bankruptcy in 2003.

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

The following table presents information about segment profit or loss for the three months ended September 30, 2006 and 2005 excluding discontinued operations:

(In Thousands)

Three Months Ended September 30, 2006	GSS	CSS	MCS	Total
Revenues from external domestic customers	$18,652	$14,887	$3,021	$36,560
Revenues from external foreign customers	18	1,765	—	1,783
Inter-company revenues	1	101	—	102

Total segment revenues	18,671	16,753	3,021	38,445
Elimination				(102)

Total revenue				$38,343

Gross profit	$975	$2,879	$1,215	$5,069
Segment operating profit/(loss)	(1,122)	662	416	(44)
Interest expense				(833)
Income tax benefit				303

Net loss from continuing operations				$(574)

Assets	$49,265	$38,043	$10,601	$97,909
Depreciation/amortization	365	391	29	785
Capital additions	167	18	19	204

Three Months Ended September 30, 2005	GSS	CSS	MCS	Total
Revenues from external domestic customers	$18,041	$8,475	$2,660	$29,176
Revenues from external foreign customers	—	551	—	551
Inter-company revenues	—	96	—	96

Total segment revenues	18,041	9,122	2,660	29,823
Elimination				(96)

Total revenue				$29,727

Gross profit/(loss)	$1,430	$(365)	$776	$1,841
Segment operating profit/(loss)	(1,088)	(4,617)	220	(5,485)
Interest expense				(468)
Income tax benefit				2,357

Net loss from continuing operations				$(3,596)

Assets	$49,432	$33,134	$4,366	$86,932
Depreciation/amortization	394	646	32	1,072
Capital additions	961	77	86	1,124

The following table presents information about segment profit or loss for the nine months ended September 30, 2006 and 2005 excluding discontinued operations:

(In Thousands)

Nine Months Ended September 30, 2006	GSS	CSS	MCS	Total
Revenues from external domestic customers	$65,220	$41,260	$8,649	$115,129
Revenues from external foreign customers	18	8,331	—	8,349
Inter-company revenues	102	125	—	227

Total segment revenues	65,340	49,716	8,649	123,705
Elimination				(227)

Total revenue				$123,478

Gross profit	$6,245	$8,909	$3,063	$18,217
Segment operating profit/(loss)	(485)	2,439	1,019	2,973
Other income				—
Interest expense				(2,263)
Income tax expense				(298)

Income from continuing operations				412

Assets	$49,265	$38,043	$10,601	$97,909
Depreciation/amortization	1,228	1,253	102	2,583
Capital additions	1,345	170	33	1,548

Nine Months Ended September 30, 2005	GSS	CSS	MCS	Total
Revenues from external domestic customers	$58,702	$38,976	$7,826	$105,504
Revenues from external foreign customers	—	4,352	—	4,352
Inter-company revenues	—	294		294

Total segment revenues	58,702	43,622	7,826	110,150
Elimination				(294)

Total revenue				$109,856

Gross profit	$6,853	$5,058	$2,187	$14,098
Segment operating profit/(loss)	(560)	(3,836)	772	(3,624)
Other income				650
Interest expense				(1,352)
Income tax benefit				1,718

Loss from continuing operations				$(2,608)

Assets	$49,432	$33,134	$4,366	$86,932
Depreciation/amortization	1,186	1,503	71	2,760
Capital additions	2,094	268	239	2,601

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 is effective for our fiscal year beginning January 1, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FAS No. 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS No. 158”) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. FAS No. 158 is effective as of the fiscal year ending after December 15, 2006. The Company, whose pension plan is currently underfunded, is currently evaluating the potential impact of FAS No. 158 and any impact on its financial position cannot be readily determined at this time.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron-curtain” methods. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of error on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and the iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. No change to the Company’s financial position or results of operations is expected.

13. DISCONTINUED OPERATIONS

As a result of continued operating losses, in September 2006, the Board of Directors of the Company approved a formal plan to divest the Company’s Pemco Engineering operation and had identified a strategic buyer. The operation had previously been included in the MCS segment.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this business unit has been reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In Thousands)		(In Thousands)
Net Sales	$1,474	$1,298	$3,628	$3,816

Income/(loss) before income taxes	$41	$(268)	$(670)	$(536)
Income tax expense/(benefit)	14	(117)	(235)	(188)

Income/(loss) from discontinued operations	$27	$(151)	$(435)	$(348)

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was $45,000 and $124,000 for the three and nine-month periods ended September 30, 2006, respectively, and $21,000 and $45,000 for the three- and nine-month periods ended September 30, 2005, respectively.

To conform with this presentation, all prior periods have been restated. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations”, respectively. As of September 30, 2006 and 2005, net assets of discontinued operations consisted of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
Accounts Receivable	$1,035	$324
Inventory	1,320	1,238
Prepaid expenses and other current assets	49	27

Current Assets	2,404	1,589

Property, plant and equipment, net	410	562
Deposits and other	28	37

Non-current Assets	438	599

Total Assets	$2,842	$2,188

Accounts Payable	$887	$656
Accrued Expenses	80	107

Current Liabilities	967	763

Net Assets	$1,875	$1,425

As of September 30, 2006, there was approximately $17,000 of accrued expenses incurred as a result of the Company’s exit from Pemco Engineering. Subsequent to the quarter ended September 30, 2006, the Company completed the sale of substantially all of the assets and liabilities of Pemco Engineers. The Company does not anticipate a material gain or loss as a result of this sale.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006

Versus three months ended September 30, 2005

The table below presents major highlights from the three months ended September 30, 2006 and 2005 excluding the results of discontinued operations, except for Net Loss.

(In Millions)

	2006	2005	Change
Revenue	$38.34	$29.73	29.0%
Gross profit	5.07	1.84	175.3%
Operating loss from continuing operations	(0.04)	(5.49)	99.2%
Loss from continuing operations before taxes	(0.88)	(5.95)	85.3%
Loss from continuing operations	(0.57)	(3.60)	84.2%
Net loss	(0.55)	(3.75)	85.3%
EBITDA	0.74	(4.42)	116.7%

EBITDA for the quarters ended September 30, 2006 and 2005 excluding the results of discontinued operations was calculated using the following approach:

(In Millions)

	2006	2005
Loss from continuing operations	$(0.57)	$(3.60)
Interest	0.83	0.47
Tax benefit	(0.30)	(2.36)
Depreciation and amortization	0.78	1.07

EBITDA	$0.74	$(4.42)

The Company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, EBITDA is used as one of the components to calculate the Company’s debt covenants. The Company believes EBITDA is also an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The depreciation and amortization amounts used in the

EBITDA calculation are those that were recorded in the consolidated statements of operations in this report. Due to the long-term nature of much of the Company’s business, the depreciation and amortization amounts recorded in the consolidated statements of operations will not directly match the change in accumulated depreciation and amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of depreciation expense on long-term contracts into work-in-process inventory. EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue by operating segment for the three months ended September 30, 2006 and 2005 excluding the results of discontinued operations.

(In Millions)

	2006	2005	Change	% Change
GSS	$18.67	$18.04	$0.63	3.5%
CSS	16.75	9.12	7.63	83.7%
MCS	3.02	2.66	0.36	13.5%
Eliminations	(0.10)	(0.09)	(0.01)

Total	$38.34	$29.73	$8.61	29.0%

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 44% commercial and 56% government in 2006 and 31% commercial and 69% government in 2005.

GSS revenue remained flat during the third quarter of 2006 with a slight increase of $0.6 million, or 3.5%, from third quarter revenue in 2005. GSS delivered one additional aircraft during the third quarter of 2006, as compared to the same quarter of 2005, under the KC-135 Programmed Depot Maintenance (“PDM”) program. However, fewer non-routine maintenance and repairs were performed during the third quarter of 2006 causing a decrease in program revenue of $1.1 million when compared to third quarter of 2005, offset by increased parts sales of $0.5 million. The second P-3 aircraft under the basic PDM contract with the US Navy was delivered in the third quarter of 2006 and generated revenue of $1.1 million. Additional non-routine maintenance was performed under this program producing $1.0 million in revenue. This contract was obtained in late 2005 and there were no related deliveries as of September 30, 2005. Unscheduled depot level maintenance (“UDLM”) is a repair falling outside the PDM cycle. UDLM revenue for all C-130 aircraft decreased slightly for the three-month period ended September 30, 2006, when compared to the same period in 2005. UDLM for C-130 Air Force aircraft generated an additional $2.2 million for the three-month period ended September 30, 2006, for which there was no comparable revenue in the third quarter of 2005. Offsetting the increase in the C-130 Air Force program revenue was a decrease in revenue of $2.3 million from the delivery of a C-130 UDLM Coast Guard aircraft during the third quarter of 2005, for which there was no comparable deliveries during the same period of 2006.

CSS revenue increased $7.6 million during the third quarter of 2006 when compared to the same quarter in 2005 as a result of increased cargo conversions and increased inductions for maintenance, repair and overhaul (“MRO”) services. During the third quarter of 2006, CSS delivered one cargo conversion producing $2.7 million in additional revenue when compared to the same period in 2005. The cargo conversion was performed under a subcontract by TAECO, a China-based company. There were no cargo conversion deliveries for the three-month period ended September 30, 2005. Also, increased inductions from our largest commercial MRO customers generated $4.9 million of additional CSS revenue for the three months ended September 30, 2006, when compared to the same period of 2005. Revenue during the third quarter of 2005 was substantially lower than historical levels due to the bankruptcy of our largest commercial customer and a lockout of unionized employees at the Dothan, Alabama, facility.

MCS revenue increased 13.5%, or $0.4 million, in the third quarter of 2006 compared to revenue for the same period in 2005. Financial data relating to the MCS represents work on U.S. government launch vehicle programs at Space Vector Corporation. Revenue and related costs from Pemco Engineers Inc., a manufacturer of high precision machined parts and other aircraft components, have been excluded. Substantially all of the assets and the operations of Pemco Engineers were sold in October 2006 and have been presented as discontinued operations as of September 30, 2006.

All related 2006 and 2005 financial data for Pemco Engineers is reported separately as income from discontinued operations, net of tax.

Consolidated cost of sales increased $5.4 million, or 19.3%, to $33.3 million during the third quarter of 2006 as a result of the higher revenue base. Cost of sales was 86.8% and 93.8% of revenue the third quarter of 2006 and 2005, respectively. Gross profit was significantly impacted by the results of CSS which experienced positive gross profit of $2.9 million for the third quarter of 2006 as a result of the TAECO cargo conversion and an increase in MRO services performed for our largest two commercial customers. The additional MRO services and the cargo conversion in the third quarter of 2006, compared with operating results in the third quarter of 2005 which included the impact of the lockout of the Company’s union employees in Dothan, resulted in a $3.2 million increase of CSS gross profit for the third quarter of 2006. Gross profit at GSS was negatively impacted by charges related to the Navy P-3 program totaling $0.9 million in the third quarter of 2006 when compared to the same period in 2005. Because the Navy P-3 program was contracted in late 2005, there were no comparable charges during the third quarter 2005.

Selling, General and Administrative (“SG&A”) expenses decreased $0.7 million, or 12.0%, to $5.1 million in 2006. As a percentage of sales, SG&A expenses decreased to 13.3% in 2006 from 19.5% in 2005. The decrease in SG&A expense as a percentage of sales was primarily caused by the higher sales volume at CSS and expense controls implemented throughout the Company.

The Company also recorded a $1.5 million provision for doubtful accounts during the third quarter of 2005 related to the Chapter 11 bankruptcy filing by our largest commercial customer. The Company’s claim to the $1.5 million of accounts receivable related to the bankruptcy was sold in the third quarter of 2006 for $0.6 million.

Nine months ended September 30, 2006

Versus nine months ended September 30, 2005

The table below presents major highlights from the nine months ended September 30, 2006 and 2005 excluding the results of discontinued operations, except for Net loss.

(In Millions)

	2006	2005	Change
Revenue	$123.48	$109.86	12.4%
Gross profit	18.22	14.10	29.2%
Operating income/(loss) from continuing operations	2.97	(3.62)	182.0%
Income/(loss) from continuing operations before taxes	0.71	(4.33)	116.4%
Income/(loss) from continuing operations	0.41	(2.61)	115.7%
Net loss	(0.02)	(2.96)	99.3%
EBITDA	5.55	(0.22)	2622.7%

EBITDA for the nine months ended September 30, 2006 and 2005 excluding the results of discontinued operations was calculated using the following approach:

(In Millions)

	2006	2005
Income/(loss) from continuing operations	$0.41	$(2.61)
Interest	2.26	1.35
Tax expense/(benefit)	0.30	(1.72)
Depreciation and amortization	2.58	2.76

EBITDA	$5.55	$(0.22)

The table below presents the highlights in revenue by operating segment for the nine months ended September 30, 2006 and 2005 excluding the results of discontinued operations.

(In Millions)

	2006	2005	Change	% Change
GSS	$65.34	$58.70	$6.64	11.3%
CSS	49.72	43.62	6.10	14.0%
MCS	8.65	7.83	0.82	10.5%
Eliminations	(0.23)	(0.29)	0.06

Total	$123.48	$109.86	$13.62	12.4%

Without regard to operating segments, the Company’s mix of revenue between government and commercial customers was approximately 40% commercial and 60% government in the first nine months of fiscal year 2006 and 40% commercial and 60% government in the first nine months of fiscal year 2005.

GSS revenue increased $6.6 million for the nine-month period ended September 30, 2006 versus the nine-month period ended September 30, 2005. The number of aircraft for which routine and non-routine maintenance was performed in conjunction with the KC-135 PDM program was comparable to the first nine months of 2005. The KC-135 program generated an additional $4.9 million in revenue when compared to the nine-months period ended September 30, 2005, due to additional parts sales of $2.5 million and an increase in the contract prices. This increase was partially offset, however, by the completion of the Coast Guard C-130 contract in early 2006 which resulted in a decrease in revenue of $3.6 million during the first nine months of 2006 as compared to the first nine months of 2005. The C-130 UDLM Air Force aircraft contract generated $3.7 million in revenue for the nine-month period ended September 30, 2006, for which there was no comparable revenue for the nine-month period ended September 30, 2005. The first two P-3 aircraft under the basic PDM contract with the US Navy were delivered in the first three quarters of 2006 and generated revenue of $1.7 million. Additional non-routine maintenance was performed under this program producing $1.5 million in revenue. This contract was obtained in late 2005 and there were no related deliveries as of September 30, 2005.

CSS delivered two additional cargo conversions during the first nine months of 2006 when compared to the same period in 2005 generating an additional $6.1 million in revenue. One cargo conversion was performed under a subcontract by TAECO. MRO revenues during the first nine months of 2006 were comparable to the first nine months of 2005. Revenue of $0.8 million related to settlement of a Request for Equitable Adjustment (“REA”) claim, described in Note 10 of the Financial Statements, was also recognized during the first nine months of 2006 for which there was no comparable revenue during the same period of 2005.

Revenue at the MCS increased $0.8 million, or 10.5%, in the first nine months of 2006 versus the first nine months of 2005. Revenue at Space Vector increased due to additional work on U.S. government launch vehicle programs. Revenue and related costs from Pemco Engineers have been excluded. Substantially all of the assets and the operations of Pemco Engineers were sold in October 2006 and have been presented as discontinued operations as of September 30, 2006. All related 2006 and 2005 financial data for Pemco Engineers is reported separately as income from discontinued operations, net of tax.

Consolidated cost of sales increased $9.5 million, or 9.9%, to $105.3 million during the first nine months of 2006 primarily as a result of the higher revenue base. Cost of sales was 85.2% and 87.2% of revenue for the nine months ended September 30, 2006 and 2005, respectively. Cost of sales was negatively impacted by the delivery of two Coast Guard aircraft during the first quarter of 2006 for which no profit or loss was recognized due to the provisions for losses being recorded in 2005. Gross profit was negatively impacted by charges related to the Navy P-3 program totaling $1.1 million in the first nine months of 2006 as a result of starting this new program. Because the first Navy P-3 induction occurred in late 2005, there were no comparable charges during the first nine months of 2005. As a percentage of sales, cost of sales was positively impacted by $0.8 million of revenue from the settlement of the REA claim for which the related cost of sales was recognized in periods prior to 2005. Gross profit was significantly impacted by the results of CSS which experienced positive gross profit of $8.9 million for the first nine months of 2006. The two additional cargo conversions and decreases in production cost rates per hour in 2006 coupled with the 2005 lockout of union employees in Dothan resulted in a $3.9 million increase of CSS gross profit for the nine-month period ended September 30, 2006, when compared to the same period in 2005. In addition, CSS recorded a $0.4 million positive adjustment in the estimated cost to settle the Falcon Air claim due to additional regulatory approval granted during the second quarter of 2006. Gross profit for MCS increased to 35.4% of revenue in 2006 as compared to 27.9% of revenue in 2005 due to increases in revenue and tight expense controls.

SG&A expenses decreased $0.3 million, or 2.0%, to $15.9 million in 2006. As a percentage of sales, SG&A expenses decreased to 12.9% in 2006 from 14.7% in 2005. The decrease in SG&A expense as a percentage of sales was primarily caused by the higher sales volume at CSS and expense controls implemented throughout the Company.

The Company also recorded a $1.5 million provision for doubtful accounts during the third quarter of 2005 related to the Chapter 11 bankruptcy filing by our largest commercial customer. During the second quarter of 2006, the Company reversed $0.6 million of the $1.5 million provision to reflect the net realizable value of the receivables based on purchase offers from unrelated third parties. The Company sold the accounts receivable related to the Chapter 11 bankruptcy during the third quarter of 2006 for $0.6 million.

In the second quarter of 2005, the Company recorded a gain of $0.65 million on the assignment of a lease located at the St. Petersburg-Clearwater International Airport.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, except debt to equity)

	September 30, 2006	December 31, 2005	Change
Cash and cash equivalents	$74	$26	$48
Working capital	(20,437)	(17,945)	(2,492)
Current portion of long-term debt and capital lease obligations	31,220	25,126	6,094
Long-term debt and capital lease obligations	1,969	1,973	(4)
Stockholders’ equity	12,497	11,539	958
Debt to equity	2.66	2.35	0.31

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

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios during 2006 and 2005. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders waived all defaults of debt covenants through June 30, 2006. There can be no assurances that the Company will satisfy all debt covenants in the future or that the availability under the Revolving Credit Facility will be sufficient to continue operations. If the Company violates the debt covenants, all debt may become due and payable. If additional financing is needed, the Company’s results of operations in 2006 and 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive, if not impossible, for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, the business could be materially harmed.

Cash Flow Overview

Operating activities used $4.4 million of cash from continuing operations during the nine months ended September 30, 2006 and provided $11.7 million of cash during the same period of 2005. Cash of $1.6 million and $2.9 million was used during the first nine months of 2006 and 2005, respectively, for capital expenditures. The Company contributed $8.6 million and $6.0 million during 2006 and 2005, respectively, to fund its pension plan. The Company used $1.3 million and $1.1 million during each of 2006 and 2005 to fund principal payments of long-term debt. On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a revolving credit facility and a term loan (the “Revolving Credit Facility” and “Bank Term Loan,” respectively). The Company borrowed $2.4 million under the Revolving Credit Facility during the first nine months of 2006 and used $11.0 million during the first nine months of 2005 to reduce borrowings under the Revolving Credit Facility. On February 15, 2006, the Company incurred $5.0 million of additional debt with Silver Canyon Services, Inc. (“Silver Canyon”), related to a note the Company issued to Silver Canyon in the principal amount of $5.0 million (the “Note”). On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. A substantial amount of cash was used in the first nine months of 2006 due to an increase in accounts receivable at GSS and CSS. New programs and customers during 2006 contributed to the increase in accounts receivable. In the first nine months of 2005, the decrease in accounts receivable provided $17.8 million in cash due to the timing of deliveries of aircraft. There were substantially fewer aircraft delivered in the fourth quarter of 2005 versus the fourth quarter of 2004, which caused collection of receivables to decrease in 2006 when compared to 2005.

Future Capital Requirements

The Company has three large potential capital requirements in 2006: required minimum funding of the defined benefit pension plan, current maturities of long-term debt and capital expenditures.

The Company maintains a defined benefit pension plan (the “Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Plan in 2001 and 2002, partially offset by favorable returns in 2003 and 2004, coupled with substantially lower interest rates, the Plan was under-funded by approximately $26.3 million at December 31, 2005. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $11.0 million to the Plan during 2006, of which the Company has made contributions of approximately $8.6 million through September 30, 2006.

Current maturities of debt at September 30, 2006 and December 31, 2005 totaled $31.2 million and $25.1 million, respectively. As discussed more extensively below, current maturities of debt at September 30, 2006 and December 31, 2005 included all amounts owed under the Revolving Credit Facility due to the expiration of the Credit Agreement on August 31, 2007.

The Company has begun an initiative to improve hanger facilities for the GSS in Birmingham. The Company completed the renovation of two bays and other facility upgrades in Birmingham during 2005. Future upgrades and additional facility improvements will depend on new business and availability of resources. The Company has obtained commitments from local state, county and city governments to fund certain capital improvements contingent upon winning the KC-135 contract recompete and achieving other required benchmarks. At September 30, 2006, the Company had approximately $0.1 million in construction-in-process, primarily related to facility upgrades at GSS expected to be completed during 2006. The Company anticipates total capital expenditures of $1.5 to $2.5 million during 2006.

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

For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. The Company obtained a waiver from the lender for the debt covenant violation for the six-month period ended June 30, 2006. During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lender for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. As discussed below, the debt covenants were amended on October 12, 2006.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with its lenders. The Amended Credit Agreement:

•	extended the maturity date of the Revolving Credit Facility to August 31, 2007,

•	maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million including any unused letters of credit,

•	provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract,

•	provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory from 50% to 65%,

•	changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% determined on quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Amended Credit Agreement, and

•	established new debt covenants as follows:

i)	Beginning with the quarter ending December 31, 2006, a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

ii)	At all times, maintain a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

iii)	Achieve a cumulative EBITDA of not less than $400,000 for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

Bank Term Loan

The Bank Term Loan has a term of five years and bears interest at LIBOR plus 2.25% to 3.00%, determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount under the loan is $5.0 million, which is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003. The Company had an outstanding balance under the Bank Term Loan at September 30, 2006 of $1.3 million.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not and has never been an affiliate of the Company, or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan could be drawn in increments of $100,000 and bears interest at LIBOR plus 3.00% (8.33% at September 30, 2006). The Company had an outstanding balance under the Treasury Stock Term Loan at September 30, 2006 of $0.9 million. The loan is being repaid in equal monthly installments over 31 months which began on May 22, 2005.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hanger expansion at the facility. The hanger expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 3.90% at September 30, 2006. The Company had an outstanding balance under the Airport Authority Term Loan at September 30, 2006 of $2.1 million.

Senior Secured Debt

As described above, on February 15, 2006, the Company entered into a note purchase agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million. The principal amount of the Note becomes due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Credit Agreement. The Note contains customary events of default consistent with the events of default defined in the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Silver Canyon debt was purchased by the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

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

TRADING ACTIVITIES

The Company has not engaged in trading activities or in trading non-exchange traded contracts. As of September 30, 2006 and 2005, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate or foreign exchange risks through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

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

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements:

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

BACKLOG

The following table presents the Company’s backlog at September 30, 2006 and December 31, 2005:

(In Thousands)

Customer Type	September 30, 2006	December 31, 2005
U.S. Government	$41,808	$45,536
Commercial	31,169	24,012

Total	$72,977	$69,548

The $3.7 million reduction in government backlog was related to decreases in the KC-135 program at GSS offset by increases in the P-3 program. The GSS backlog decreased approximately $2.5 million when compared to December 31, 2005 primarily due to fewer KC-135 aircraft in work and the termination of the Coast Guard C-130 program. Backlog was positively impacted by the addition of seven P-3 aircraft at September 30, 2006 versus two at December 31, 2005. Backlog in government programs at the MCS decreased $1.2 million during this same period due to decreased awards related to U.S. government launch vehicle programs.

Total commercial backlog increased $7.2 million. The increase in backlog at the CSS is due primarily to a contract for aircraft conversion work in Dothan, Alabama and in China. Backlog at the CSS increased due to the addition of a major commercial customer.

Overall, the mix of backlog shifted from 65% U.S. Government and 35% commercial at December 31, 2005 to 57% U.S. Government and 43% commercial at September 30, 2006. The shift to commercial from U.S. Government results primarily from the increase in backlog at the CSS described above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Credit Agreement, which includes a revolving credit facility and two term loans, all as described in Note 6 to the Consolidated Financial Statements (see Item 1 herein). The Credit Agreement’s revolving credit facility bears interest at LIBOR plus 275 basis points (8.08% at September 30, 2006). Each of the term loans under the Credit Agreement bears interest at LIBOR plus 300 basis points (8.33% at September 30, 2006). The Airport Authority Term Loan bears interest at Bond Market Association (“BMA”) plus 36 basis points (3.90% at September 30, 2006). Had the interest rate of the variable rate debt increased 100 basis points, net loss would have been increased by approximately $215,000 during the first nine months of 2006.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

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

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Consolidated Financial Statements.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors under the heading “Part I, Item IA. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K as a result of events that occurred during the third quarter of 2006 (and thereafter), including submitting a proposal for the new KC-135 PDM program and entering into an Amended and Restated Credit Agreement with our lenders. Please refer to the risk factors discussed in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the second quarter, as well as the other information in this report, for disclosures regarding the risks and uncertainties related to our business. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could materially harm our business and impair the value of our Common Stock.

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

In May 2005, the U.S. Air Force decided to re-compete the KC-135 PDM program. The Company submitted a proposal as a subcontractor/partner with Boeing LSS for the KC-135 program. On June 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and Pemco’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. Under the previously announced MOA, the companies had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 program reducing the requested quantities of aircraft, and that the reduction is so unfavorable to Boeing that further participation in the program pursuant to the MOA is no longer practical or financially viable. The Company and Boeing are currently teamed on the KC-135 Bridge Contract through the government fiscal year ending September 30, 2007, which remains unaffected by the termination. The Company submitted a proposal as a prime contractor for the KC-135 PDM program in September 2006. An award announcement is expected during the first quarter of 2007. If our proposal for the KC-135 PDM program is unsuccessful, it could materially harm our business and impair the value of our Common Stock.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

A number of our commercial customers, including Northwest Airlines, which represented 22% of our revenues in 2005, have in the past and may in the future experience significant financial difficulties, including bankruptcy. Many of these customers face risks that are similar to those encountered by the Company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that our customers will be successful in managing these risks. If our customers do not successfully manage these risks, it could impair our ability to generate revenues, collect amounts due from these customers, and materially harm our business. Northwest Airlines filed a petition for Chapter 11 bankruptcy. As a result, we recorded charges of $1.5 million to provide for pre-petition Northwest Airlines receivables in the third quarter of 2005. During the second quarter of 2006, the Company reversed $0.6 million of the $1.5 million charge to reflect the net realizable value of the receivables based on purchase offers from unrelated third parties. The Company sold the receivables related to the Chapter 11 bankruptcy filing during the third quarter of 2006 for $0.6 million.

The Company May Need Additional Financing to Maintain Its Business Which May or May Not Be Available.

For the six months ended June 30, 2006, the Company violated a debt covenant under the Revolving Credit Facility requiring the Company to achieve income before income taxes of $1.0 million. The Company obtained a waiver from the lenders for the debt covenant violation for the six-month period ended June 30, 2006. During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lender for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lender for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with its lenders. The Amended Credit Agreement:

•	extended the maturity date of the Revolving Credit Facility to August 31, 2007,

•	maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million, including any unused letters of credit,

•	provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract,

•	provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory from 50% to 65%,

•	changed the interest rate charged on the Revolving Credit Facility to LIBOR plus 1.5% to 6.0% determined on quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Amended Credit Agreement, and

•	established new debt covenants as follows:

iv)	Beginning with the quarter ending December 31, 2006, a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

v)	At all times, maintain a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

vi)	Achieve a cumulative EBITDA of not less than $400,000 for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

There can be no assurances that the Company will achieve all debt covenants or that the availability under the Revolving Credit Facility will be sufficient for its continuing operations. If the Company violates the debt covenants, all debt may become due and payable. If additional financing is needed, the Company’s results of operations in 2006 and 2005 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive, if not impossible, for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, the business could be materially harmed.

The Company’s Amended Credit Agreement Restricts Its Financial and Operational Flexibility and the Company Has Violated Certain Financial Covenants Under the Previous Credit Agreement.

Our Amended Credit Agreement contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. Our Amended Credit Agreement also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and there can be no assurance that we will be able to meet these ratios. For the six months ended June 30, 2006, the Company violated a debt covenant under the previous Credit Agreement requiring the Company to achieve income before income taxes of $1.0 million. Our ability to meet current and future payment obligations is dependent upon our ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The lenders waived all defaults of debt covenants through June 30, 2006. There can be no assurances that the Company will achieve all debt covenants or that the availability under the Revolving Credit Facility will be sufficient. If the Company violates the debt covenants, all debt may become due and payable.

On February 15, 2006, we entered into a note purchase agreement with Silver Canyon, pursuant to which we issued to Silver Canyon a senior secured note in the principal amount of $5.0 million. The note with Silver Canyon is subordinate to any debt incurred by us under the revolving credit facility with Wachovia and Compass. The note contains customary events of default consistent with the defined events of default established by the thirteenth amendment of the Credit Agreement with Wachovia and Compass on February 15, 2006. The payment of all outstanding principal, interest and other amounts owing under the note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. We may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Senior Secured Debt was purchased by the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

We have also pledged substantially all of our assets to secure the debt under our Amended Credit Agreement with Wachovia and Compass and the subordinated debt with Silver Canyon. If the amounts outstanding under the Amended Credit Agreement or the Note were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business and impair the value of our Common Stock.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: November 14, 2006	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ Randall C. Shealy
Randall C. Shealy, Sr. Vice President and
Chief Financial Officer
(Principal Finance Officer)