Form 10-K
period 2006-12-31
PEMCO AVIATION GROUP INC
filed 2007-04-16
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006,

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              To             .

Commission File Number: 0-13829

PEMCO AVIATION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0985295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1943 North 50th Street, Birmingham, Alabama	35212
(Address of principal executive offices)	(Zip Code)

205-592-0011

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.0001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    ☐  Yes    ☒  No

Indicate by check mark whether the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    ☐  Yes    ☒  No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    ☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2006 was approximately $20,718,512.

The number of shares of the Company’s Common Stock outstanding as of April 3, 2007 was 4,126,200.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2006) are incorporated by reference into Part III of this report.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

PEMCO AVIATION GROUP, INC.

- i -

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

PART I

Item 1. Business

A. GENERAL

Pemco Aviation Group, Inc. (“Pemco” or the “Company”) is a diversified aerospace and defense company composed of two operating segments: Government Services and Commercial Services. The Company’s primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The businesses historically comprising the Manufacturing and Components Segment (“MCS”) have been or are in the process of being sold and are presented herein as discontinued operations.

The Company provides aircraft maintenance and modification services for government and military customers primarily through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The Company believes that GSS’s facilities, tooling, experienced labor force, quality, and on time delivery record position it currently as one of the premier providers of PDM for large transport aircraft in the country.

The Company’s Commercial Services Segment (“CSS”) has a Federal Aviation Administration (“FAA”) 145 Class 4 Certificate and provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The CSS provides commercial aircraft maintenance varying in scope from a single aircraft serviced over a few days to multi-aircraft programs lasting several years. The CSS offers full range maintenance support services to airlines coupled with related technical services. The CSS also has broad experience in modifying commercial aircraft and providing value-added technical solutions, and holds over 70 proprietary Supplemental Type Certificates (“STCs”). The CSS’s facilities, tooling, and experienced labor force enable it to perform a broad range of airframe modifications for its customers. The CSS has performed about 300 cargo conversions encompassing 20 different types of narrow- and wide-body commercial aircraft.

The Company’s website address is www.pemcoaviationgroup.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been filed with or furnished to the Securities and Exchange Commission (“SEC”).

B. SIGNIFICANT DEVELOPMENTS

Proposed Public Offering of Commercial Services Business on The AIM Market In London

In January 2007, the Company engaged advisors to pursue a public offering of 100% of its Commercial Services business on the AIM market in London. The Company is also in discussions with several interested parties regarding the potential sale of its Commercial Services business. Proceeds from a public offering or private sale are expected to be used to reduce debt of the Company.

The Company has received several indications of interest in purchasing its Commercial Services business. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

The Company has not agreed to take any action with respect to any possible strategic transaction involving its Commercial Services business, its Space Vector subsidiary (noted below) or otherwise, and investors are cautioned that there can be no assurances that the consideration of various strategic alternatives by the Board of Directors will lead to any action by the Company.

Proposed Sale of Space Vector

The Company is presently negotiating contractual terms with a third party regarding the sale of Space Vector, a wholly-owned subsidiary of the Company. The Company expects to consummate a sale of this subsidiary in mid-2007, although there can be no assurances in that regard. Proceeds from the sale are expected to be used to reduce debt of the Company. Space Vector is presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

Sale of Pemco Engineers

On October 10, 2006, Pemco Engineers, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Aerospace Technology Corporation (“Global Aerospace”), a newly-formed entity controlled by prior members of Pemco Engineers’ management. Pursuant to the terms of the Purchase Agreement, Global Aerospace purchased substantially all of the assets and assumed substantially all of the liabilities of Pemco Engineers in exchange for $2.0 million ($1.6 million in cash and $0.4 million in future product deliveries, all of which were received by the Company prior to December 31, 2006). Pemco Engineers represented approximately 3% of the total revenue of the Company for the fiscal year ended December 31, 2005. All of the proceeds were used to reduce the debt of the Company. Pemco Engineers is presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

Amended Credit Agreement

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wachovia Bank and Compass Bank. The Amended Credit Agreement extends the maturity date of the Company’s borrowings from October 15, 2006 until August 31, 2007, modifies the borrowing base of the revolving loan, establishes a new interest rate structure and imposes certain new restrictive covenants. In addition, the Amended Credit Agreement provides for an increase in revolving loan commitments from $28.0 million to $31.0 million in the event the Company is awarded a contract it is pursuing to perform PDM work on the United States Air Force’s (“USAF”) KC-135 program. See “Revolving Credit Facility” on page 37 below for additional information concerning the amount and terms of the Company’s indebtedness.

Severance Agreements With Certain Key Employees

Consistent with the previous announcement by the Company on a Current Report on Form 8-K on June 24, 2005, the Company is presently exploring various strategic alternatives that may lead to the sale or restructuring of certain assets of the Company. The Board of Directors of the Company determined that a severance arrangement was needed to retain certain key employees whose positions may or may not be affected as a result of such a sale or restructuring.

Accordingly, on December 14, 2006, the Board of Directors of the Company adopted the Pemco Aviation Group, Inc. Separation Benefit Plan (the “Separation Benefit Plan”), effective December 1, 2006. Under the terms of the Separation Benefit Plan, if the employment of an eligible employee of the Company or subsidiary of the Company is involuntarily terminated after December 1, 2006 and prior to December 1, 2007, for certain reasons specified in the Separation Benefit Plan, or if the monetary terms of an eligible employee’s employment are reduced without the employee’s written consent after December 1, 2006 and prior to December 1, 2007, then the employee will be eligible to receive certain separation benefits, as specified in the coverage letter to be provided by the Separation Benefit Plan administrator to the employee (the “Coverage Letter”). The separation benefits payable to the employee after a qualifying involuntary termination of employment include, among other things, the continued payment of base salary on regular payroll dates for a period (the “Participation Period”) that is to be specified in the Coverage Letter to the employee under the Separation Benefit Plan, as well as the individual’s continued participation in Company-sponsored employee benefit plans during the Participation Period.

Eligible employees under the Separation Benefit Plan include employees of the Company or subsidiaries of the Company who have received a Coverage Letter, so long as the employee, as of his or her termination date, (i) has not previously agreed in writing to waive eligibility for the Separation Benefit Plan and (ii) has no employment agreement or arrangement that provides for the payment of employment separation benefits (other than agreements or arrangements that provide for the payment of separation benefits solely in connection with or due to (a) the sale of any stock or assets of the Company and/or its subsidiaries or the merger or consolidation of the Company and/or subsidiary of the Company, or (b) a change in the membership of the Board of Directors of the Company and/or subsidiary of the Company that is a “change of control” or “change of ownership” under such an employment agreement or arrangement). Eligible employees currently include individuals who are the named executive officers of the Company, except for the Company’s Chief Executive Officer, who currently has a separate agreement in place that provides for the payment of separation benefits.

Boeing Logistics Support Systems (“LSS”)/Pemco Aeroplex KC-135 PDM Partnership

Boeing LSS and Pemco agreed to continue as partners on the KC-135 PDM program during August 2005. This agreement resulted from the USAF decision to re-compete the KC-135 PDM contract. In the spring of 2006, the USAF changed the best estimated quantity (“BEQ”) for the competition for the follow-on contract from 44 to 24 aircraft annually. With this reduction, Boeing purported to terminate the Boeing/Pemco teaming agreement. Pemco requested, and the government agreed, to open the competition to additional potential suppliers due to the significant BEQ reduction. GSS developed an independent proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The USAF is scheduled to select the winner of the contract during the second quarter of 2007.

In the interim, GSS remains teamed with Boeing LSS for the remainder of the current contract, which may include additional aircraft through September 2007. The current contract also has two six-month option periods to induct additional aircraft through September 2008 if the government needs a source of repair through that period.

L-3 Communications, Integrated Systems Division USN P-3 SMIP Award

In an agreement announced in February 2005, L-3 Integrated Systems (“L-3 IS”), a division of L-3 Communications, Inc., announced that it had selected Pemco Aeroplex, Inc., a wholly-owned subsidiary of the Company, as a partner to pursue and execute military aircraft maintenance contracts. In July 2005, the L-3/Pemco Aeroplex team received a contract award from the United States Navy to perform P-3 maintenance and modification work under the Sustainment Modification and Inspection Program. The contract is an indefinite delivery, indefinite quantity contract with the U.S. Navy Aviation Program Management Agency. The contract encompasses periodic maintenance and unscheduled or special repairs and modifications for Navy P-3 aircraft as required. The Pemco Aeroplex subcontract with L-3 IS was finalized during September 2005 and the first two aircraft were inducted into Pemco during November 2005.

In 2006, GSS delivered its first three P-3 PDM aircraft and inducted seven additional aircraft. This brings total inductions to nine for the program. One of the aircraft inducted was a Special Structural Inspection (“SSI”) aircraft, which is a greatly expanded structural inspection compared to PDM and has resulted in extensive major structural repair on this aircraft. The progress GSS has made on this SSI expands the scope of this program to SSI in addition to the original PDM of the other eight inductions.

Cargo Conversion Partnerships

In January 2005, CSS entered into a cargo conversion partnership agreement with Taikoo (Xiamen) Aircraft Engineering Company (“TAECO”), an independent maintenance and modification company in mainland China, and Taikoo (Shandong) Aircraft Engineering Company (“STAECO”). Under the agreement, the companies are jointly marketing cargo conversions and performing conversions at TAECO/STAECO facilities in China. CSS provides technical, operational and quality oversight and guidance while TAECO/STAECO provides mainland-based production facilities, an experienced workforce, and benefits from relationships with aircraft operators in the region.

The Company believes its partnership agreement with TAECO and STAECO will further establish the Company’s presence and commitment to China and the rest of the Asia Pacific region and is an important step in the Company’s strategy to significantly expand its cargo conversion business. During 2006, CSS delivered three cargo conversion aircraft from the TAECO/STAECO facility.

Southwest Airlines Maintenance Contract

In late 2005, the CSS was awarded a three-year contract with Southwest Airlines (“SWA”) to perform aircraft maintenance services at the Company’s Dothan, Alabama facility. SWA’s projected fleet growth from approximately 440 Boeing 737 family aircraft to more than 700 aircraft within three years, which, coupled with SWA’s expansion into eastern U.S. markets, motivated SWA to conduct an exhaustive search for an appropriate maintenance provider.

In selecting Pemco, SWA has committed multiple lines of 737-300, -500, and -700 nose-to-tail continuous heavy maintenance and maintenance-related modification lines. During the initial year of the program, CSS performed maintenance services on nearly 100 aircraft for SWA, establishing four lines of increasing levels of maintenance and light modification work at CSS’s Dothan, Alabama facility. By 2007, CSS has grown this relationship to six lines of maintenance and light modification work. This level of activity is expected to remain for the balance of 2007.

Alaska Airlines 737-400 Freighter & Combi Conversion Contract

During 2005, Pemco won a contract with Alaska Airlines to launch the 737-400 freighter and combi conversion program. This program complements the current 737-300 program and comes at a time when B727 aircraft (nearly equal in payload and volume to 737-400) are under increasing pressure for retirement due to comparatively higher direct operating costs (high consumption of increasingly expensive fuel, three flight crew members per flight, aging aircraft maintenance), and noise and emissions limits. The contract contains five firm orders plus options for two additional conversions.

The launch of this new narrowbody freighter as the demand for regional freighters increases is expected to result in significant growth opportunities for the Company.

Collective Bargaining Agreements Ratified

Approximately 65% of the Company’s employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and the International Association of Machinists and Aerospace Workers (“IAM”). Negotiations took place in 2005 with both unions, and new collective bargaining agreements were signed. The Company’s agreement with the UAW, which represents the GSS workforce, was ratified for a new five-year period and will expire on March 21, 2010. The Company’s agreement with the IAM, which represents the CSS workforce, was ratified for a new three-year period and will expire on August 9, 2008.

Defined Benefit Pension Plan

As a result of unfavorable investment returns related to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) during 2002, 2001 and 2000, coupled with an increase in actuarial liability resulting from lower interest rates and the terms of new collective bargaining agreements entered into in 2005, the Pension Plan was under-funded by approximately $18.8 million and $26.3 million at December 31, 2006 and 2005, respectively (See Note 9 to the Consolidated Financial Statements). Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Pension Plan during 2006 and 2005 of approximately $11.0 million and $7.8 million, respectively. The Company anticipates that it will be required to make contributions of approximately $11.7 million to the Pension Plan during 2007.

C. INDUSTRY OUTLOOK

Commercial and military aircraft operators continue to face pressure to lower their direct operating costs. While the Department of Defense budget reflects a year-to-year increase in the Operations and Maintenance budget line, increased operational requirements and their associated costs are consuming an increasing share of the budget. In the wake of airline bankruptcies and tight military budgets, the Company believes that maintenance costs stand out as one of the few controllable expenses for our customers. As such, both military and commercial operators are focusing on the ways in which they can reduce their maintenance costs, and outsourcing to independent service providers has become more prevalent. In the commercial market, many commercial airlines have already taken significant steps toward outsourcing man-power intensive activities such as heavy maintenance, and positive signs exist that the third-party maintenance and modification industry will benefit from this outsourcing trend in the coming years.

Military Maintenance and Modification Industry

The GSS focuses on the maintenance and modification of military transport, tanker and patrol aircraft airframes, primarily for U.S. military customers. This market is one segment of a worldwide military maintenance, repair and overhaul (“MRO”) market that includes depot level maintenance for airframe, engines and components. Worldwide, the airframe maintenance and modification segment accounts for spending of approximately $13.0 billion annually, or 21% of the total MRO market. With the Company’s primary focus on U.S. military transports and tankers, the target market size can be further refined to approximately $2.0 to $2.5 billion in annual spending depending on the aircraft types included. The military airframe maintenance and modification market is expected to grow at just over 1% annually for the next ten years. While the aging of the military transport, tanker and patrol aircraft fleets, along with the high operational requirements and budget restrictions for the acquisition of new aircraft, have limited the impact on this market from many of the effects of defense budget cuts, the Company has experienced a reduction in recent years of KC-135 aircraft inducted. See “Boeing Logistics Support Systems (“LSS”)/Pemco Aeroplex KC-135 PDM Partnership” above for additional information regarding the KC-135 contract.

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

Commercial Maintenance and Modification Industry

According to Airline Fleet & Network Management, industry analysts generally agree that global demand for heavy maintenance services is expected to grow at an average rate of 5.6% per year through 2014, expanding from about $39 billion in 2005 to $55 billion by 2015. AeroStrategy, a management consulting firm devoted to aviation and aerospace, values commercial airframe heavy maintenance at 14% of total worldwide MRO market value, and aircraft modification services is estimated at 8%. Back Aviation Services, a firm that specializes in providing strategic and technical consulting and date information to the aviation industry, has maintenance and modifications aggregated at 31%. Modifications in this context include interior and in flight entertainment system upgrades, painting, and passenger-to-freighter modifications.

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

Low fare carriers (“LFCs”), including industry leader Southwest Airlines, represent another area of increasing opportunity for MRO providers. With few exceptions, LFCs outsource most, if not all, of their aircraft MRO services. And LFCs are on the rise world wide, adding momentum to the global shift away from aircraft maintenance being largely captive within high-overhead and labor cost legacy carrier maintenance operations.

Fifteen years ago, two-thirds of all commercial maintenance was performed in-house. In 2007, in the U.S., an estimated 65% of MRO is outsourced, and industry experts forecast that percentage will exceed 70% by 2010.

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

In addition to meeting growth requirements, substantial additional freighter aircraft will be required to replace an increasingly aged existing freighter fleet. Airbus and Boeing have estimated that, to meet both growth and retirement demand, about 3,000 additional freighters will be delivered over the next 18 to 20 years. Presented below are Airbus estimates of 20-year freighter deliveries by region. Of these figures, Airbus predicts 919 will be in the sub-30 ton range which includes the 737-300 and 737-400.

North America	1,995
Europe	352
Asia-Pacific	500
Middle East / Indian Sub.	27
Latin America	178
Africa	87

Total	3,139

Freighter Deliveries by Region—2004—2023

Source: Airbus Market Forecast 2005

Based on expectations that less than 5% of freighters entering the fleet will be new, Airbus concluded that the 737, A320, and related families of narrowbody converted freighters will result in sales of approximately 900 aircraft conversions by 2023, or about 50 conversions per year on average.

The period 2007 to 2009 is expected to see above average narrowbody freighter conversion activity due to a number of factors. These include a confluence of increased demand for global air freight, global expansion into under-served, and rapidly expanding emerging (regional freighter) markets like China and India. Other key influences include improving donor aircraft availability driven by Airbus and Boeing new plane deliveries, and softening market values driving improved overall economics for regional operators needing additional lift for emerging and/or niche air freight markets.

D. PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

General

The Company provides aircraft maintenance and modification services which include complete airframe maintenance and repair, and custom airframe design and modification, coupled with technical publications and after market support. A majority of the services are provided under multi-year programs for both military and commercial customers. The Company’s military customers include the United States Armed Forces (the “Armed Forces”) and certain foreign military services. The Company’s commercial customers include some of the major global lessors of aircraft, as well as airlines and airfreight carriers.

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

The Company’s competitors for military aircraft maintenance contracts include Boeing Logistics Support Systems, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. The Company’s competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, Singapore Technologies (which includes Mobile Aerospace Engineering, and San Antonio Aerospace), and approximately ten smaller independent repair and modification operators. While many of the Company’s competitors tend to specialize in specific portions of the aircraft, the

Company focuses on total airframe repair, maintenance and modification. The Company considers its competitive strengths to be its emphasis on quality, a record of on-time delivery, substantial capacity, a trained, experienced, and stable labor force, product support, proprietary products, systems integration capability, and a strong customer base.

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

Military contracts generally specify a certain number of aircraft to be serviced for the duration of the program. In addition to the number of aircraft originally contracted, the Armed Forces typically increase this number with aircraft that were not scheduled for maintenance, but which require servicing. These “drop-in” aircraft (Unscheduled Depot Level Maintenance, or “UDLM” aircraft) generally increase the value of each contract.

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

In August 1994, the USAF awarded the Company a KC-135 PDM contract for the PDM consisting of one base year and six option years. The Company completed work on the final aircraft inducted for PDM under this contract during 2003. On December 12, 2001, the Company entered into a contract with Boeing Aerospace Support Center to serve as a subcontractor to Boeing for PDM on KC-135 aircraft. The contract provided for one base year and five option years. The USAF elected to not exercise the final two option years of this contract to Boeing and instead awarded a “bridge” contract for government fiscal year 2006 and 2007 inductions followed by two six-month options, which could result in inductions through September 2008. This provided the USAF the necessary time to obtain proposals for a new KC-135 PDM contract.

Pemco was originally teamed as a subcontractor with Boeing to submit a proposal for the new KC-135 PDM contract. In the spring of 2006, the USAF reduced the best estimated quantity (“BEQ”) from 44 to 24 aircraft annually. With this significant reduction in BEQ, Boeing purported to terminate the teaming agreement to pursue the work on its own. Pemco requested, and the government agreed, to open the competition to additional potential suppliers due to the significant BEQ reduction. GSS developed a proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The USAF is scheduled to select the winner for the contract during the second quarter of 2007.

The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,400 such aircraft. As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the Company anticipates that the KC-135 PDM program will further expand to include additional upgrades such as new cockpit, lavatories, and avionics systems. The Company has performed other major upgrades in the past, including wing re-skin, major rewire, corrosion prevention control, auto pilot, and fuel savings advisory system modifications.

In September 2004, the GSS, as part of a team with Lockheed Martin Aircraft and Logistics Center, received a contract award from the USAF to perform C-130 UDLM. The UDLM contract is an indefinite delivery, indefinite quantity contract with the Warner Robins Air Logistics Center. The contract encompasses any repairs for USAF C-130s that are required outside of the scheduled depot maintenance visits. The Company delivered three USAF C-130s during 2006 and had 13 in work at the end of 2006.

In November 2005, the GSS, as part of a team with L-3 IS, received a contract from the U.S. Navy to perform P-3 Sustainment Modification & Inspection Program (“SMIP”). This program is an indefinite delivery, indefinite contract with Naval Air Systems Command with induction quantities determined on a quarterly basis and has one base year and four option years. The contract includes PDM, structural modifications, and avionics upgrades. The Company delivered three P-3s during 2006 and had six in work at the end of 2006.

The GSS is located in Birmingham, Alabama in facilities that the Company believes to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

Commercial Services Segment

The Company provides commercial aircraft maintenance and modification services on a contract basis to both the owners and operators of large commercial transport aircraft (i.e., leasing companies, banks, airlines, air cargo carriers) through its CSS. Programs for commercial maintenance range from single aircraft to multi-aircraft and can span a year or longer. The principal services performed under commercial maintenance contracts are “C” and “D” maintenance checks, passenger-to-cargo conversions, passenger-to- quick-change conversions, strip and paint, interior reconfiguration, and fleet standardization.

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

The Company holds approximately 70 STCs from the FAA for the conversion of various aircraft from passenger-to-cargo, passenger-to-quick-change, and combination passenger and cargo conversions. The FAA, under a specific certificate, certifies each type of aircraft. Subsequent modifications to the aircraft require the review, flight-testing and approval of the FAA, and are then certified by an additional STC. The Company holds passenger-to-cargo configuration STCs for the conversion of Boeing 727-100, 727-200, 737-200, 737-300, 737-400 aircraft, and BAe-146 aircraft. Additionally, the Company holds a passenger- to-quick-change configuration STC for the conversion of Boeing 737-300 aircraft and a combi configuration STC for the conversion of Boeing 727 aircraft. The Company anticipates approval of its 400 conversion by the European Aviation Safety Agency (EASA) in mid-2007. The recent large decreases in prices for older commercial aircraft could increase the demand for conversions. The Company expects the increased level of cargo conversions in 2006 will continue in 2007.

To more effectively pursue the fast-growing Asian passenger-to-cargo market, the Company has established relationships with Malaysia Airlines (“MAS”) headquartered in Kuala Lumpur, Malaysia and TAECO/STAECO in China. These relationships provide the capability to perform passenger-to-cargo conversions for Asian customers at locations that minimize aircraft ferry and personnel travel costs. In addition, these relationships provide in-region support for current customers in the Asia-Pacific region. The Company performs contracts for commercial aircraft at its Dothan, Alabama facility and has established conversion capabilities in Asia through relationships with MAS and TAECO/STAECO. During 2006, CSS delivered three cargo conversion aircraft from the TAECO/STAECO facility.

E. SALES

Foreign and Domestic Operations and Export Sales

Approximately 95% of the Company’s revenues during 2006 were generated at facilities in the United States and substantially all of its assets were located in the United States. The remaining 5% of the Company’s revenues during 2006 were generated at subcontractor facilities in mainland China. Approximately 7% of revenues in 2006 were generated from foreign-owned customers. The Company continuously reviews possible foreign ventures and sales opportunities. The Company provides maintenance and modification services for foreign-based aircraft owners and operators at its U.S. facilities. The services and products sold at either of the Company’s U.S. locations or at subcontractor locations are payable in U.S. dollars.

The following table presents the percentages of total revenue from continuing operations for each principal product and service rendered for the last three fiscal years and the percentage of foreign sales for the last three fiscal years:

Products and Services Rendered	2006	2005	2004
Government Aircraft Maintenance and Modification	53%	61%	69%
Commercial Aircraft Maintenance and Modification	47%	39%	31%

Total	100%	100%	100%

Foreign Sales	7%	4%	3%

Major Customers

The following table presents the percentages of total revenue for the Company’s three largest customers for 2006, 2005 and 2004:

Customer	2006	2005	2004
U.S. Government	53%	61%	69%
Northwest Airlines	16%	24%	23%
Southwest Airlines	10%	0%	0%

F. BACKLOG

The following table presents the Company’s backlog from continuing operations at December 31, 2006 and 2005:

(In $Thousands)

Customer Type	2006	2005
U.S. Government	$32,099	$40,147
Commercial	31,283	24,012

Total	$63,382	$64,159

U.S. Government backlog, which represented approximately 50.6% of the Company’s total backlog in 2006, decreased $8.0 million, or 20.0%, from 2005. This decrease is primarily the result of fewer KC-135 aircraft in work at the GSS, totaling seven at December 31, 2006 versus twelve at December 31, 2005. In addition, backlog related to the U.S. Coast Guard (“USCG”) program decreased due to completion of that program in the first quarter of 2006. The reduction in KC-135 aircraft in work at the GSS was partially caused by the reduction in processing time due to improvements in flow days. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

Total commercial backlog increased $7.3 million, or 30.3%, from 2005. This increase is primarily attributable to increased cargo conversion backlog of $4.8 million and increased MRO backlog of $2.5 million. The increase in cargo conversion backlog was related to two new cargo conversion contracts.

G. RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel, and forgings. There are a large number of suppliers for these materials and they are readily available on the open market. The Company has not entered into any long-term contracts with its suppliers of raw materials. The Company experienced no significant shortages of raw material essential to its business during 2006 and does not anticipate any shortages of critical commodities in the near future. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has decreased in the past few years as additional high technology suppliers have entered the market.

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

H. PATENTS, TRADEMARKS, COPYRIGHTS AND STCs

The Company has developed approximately 70 FAA-approved STCs that authorize it to perform various modifications to aircraft. These modifications include the conversion of commercial aircraft from passenger-to-cargo or passenger-to-quick change configurations and interior modifications. The Company has STCs applicable to various aircraft, including Boeing 727 and 737 aircraft. Several of the Company’s STCs relate to its cargo handling systems used for cargo conversions for various types of commercial transport aircraft. STCs are not patentable; rather, they are a change to an aircraft configuration that the FAA approves and allow the Company to perform the FAA-approved modifications. The Company develops its STCs internally and uses licensing agreements with the original equipment manufacturer, when available. In addition, the Company has obtained approvals from many airworthiness authorities throughout the world for its passenger-to-cargo or passenger-to-quick change configurations, principally related to the B737-200/300 aircraft. The Company has obtained FAA approval for its B737-400 STC Amendment for freight configuration and combi configuration.

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

In addition, the Company has a U.S. design patent for a permanent doorsill designed for use in cargo configurations. The Company does not believe that the expiration or invalidation of either of these patents would have a material adverse impact upon its financial condition or results of operations. The STCs and PMAs are perpetual, unless the Company makes a decision to surrender them to the FAA.

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

The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2006 and 2005, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of December 31, 2006. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. It is believed that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

The Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

J. EMPLOYEES

On December 31, 2006, the Company had 1,506 employees. Approximately 973 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and the International Association of Machinists and Aerospace Workers (“IAM”). Negotiations took place in 2005 with both unions and new collective bargaining agreements were signed. The Company’s agreement with the UAW, which represents the GSS workforce, was ratified for a new five-year period and will expire on March 21, 2010. The Company’s agreement with the IAM, which represents the CSS workforce, was ratified for a new three-year period and will expire on August 9, 2008.

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

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 53%, 61% and 69% of our revenues from continuing operations in 2006, 2005 and 2004, respectively, were derived from U.S. Government contracts. U.S. Government contracts expose us to a number of risks, including:

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

In addition, substantially all of the Company’s government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and its contracts typically provide that orders may be terminated with limited or no penalties. If the Company is unable to address any of the above risks, its business could be materially harmed and the value of its Common Stock could be impaired.

A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 53%, 61% and 69% of the Company’s revenues from continuing operations during 2006, 2005 and 2004, respectively. The USAF KC-135 program in and of itself comprised 45%, 53% and 62% of the Company’s total revenues from continuing operations in 2006, 2005 and 2004, respectively, and a contract with Northwest Airlines comprised 16%, 24% and 23% of total revenues from continuing operations during these same respective time periods. Also, a contract with Southwest Airlines comprised 10% of the Company’s total revenues from continuing operations in 2006. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock.

In May 2005, the USAF decided to re-compete the KC-135 PDM program. The Company submitted a proposal to the USAF as a subcontractor/partner with Boeing LSS for the KC-135 program. On June 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and Pemco’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. Under the previously announced MOA, the companies had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 program reducing the requested quantities of aircraft, and that the reduction would be so unfavorable to Boeing that further participation in the program pursuant to the MOA would no longer be practical or financially viable. The Company and Boeing are currently teamed on the KC-135 Bridge Contract through the government fiscal year ending September 30, 2007, which remains unaffected by the termination. The Company submitted a proposal as a prime contractor for the KC-135 PDM program in September 2006. An award announcement is expected during the second quarter of 2007. If the Company’s proposal for the KC-135 PDM program is unsuccessful, or if the award is significantly delayed, it could have a material effect on the Company’s financial condition, materially harm the Company’s business and impair the value of its Common Stock.

If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could Be Materially Harmed.

A number of the Company’s commercial customers, including Northwest Airlines, have in the past, and may in the future, experience significant financial difficulties, including bankruptcy. Many of these customers face risks that are similar to those encountered by the Company, including risks associated with market conditions, competition, government regulations, and the ability to obtain sufficient capital. There can be no assurance that these customers will be successful in managing these risks. If the Company’s customers do not successfully manage these risks, its ability to generate revenues and collect amounts due from these customers may be impaired, and its business materially harmed.

Northwest Airlines filed a petition for Chapter 11 bankruptcy in the third quarter of 2005. As a result, the Company recorded charges of $1.5 million to provide for pre-petition Northwest Airlines receivables. During the second quarter of 2006, the Company reversed $0.6 million of the $1.5 million charge to reflect the net realizable value of the receivables based on purchase offers from unrelated third parties. The Company sold the receivables related to the Chapter 11 bankruptcy filing during the third quarter of 2006 for $0.6 million.

The Company Faces Risks from Downturns in the Domestic and Global Economies.

The domestic and global economies have experienced downturns that have had significant effects on markets that the Company serves, particularly the airline industry. The depth or duration of such downturns cannot be predicted, and the Company’s ability to increase or maintain its revenues and operating results may be impaired as a result of negative general economic conditions.

Further, because current domestic and global economic conditions fluctuate, it is difficult to estimate the growth in various parts of the economy, including the markets in which the Company participates. Because parts of the Company’s budgeting and forecasting are reliant on estimates of growth in the markets it serves, the current economic uncertainty renders estimates of future revenues and expenditures even more difficult than usual to formulate. The future direction of the overall domestic and global economies could have a significant impact on the Company’s overall financial performance and impair the value of its Common Stock.

The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and we expect that the competition will continue to intensify. Some of our competitors are larger and more established companies with strategic advantages, including greater financial resources and greater name recognition. In addition, we are facing increased competition from entities located outside of the United States and entities that are affiliated with commercial airlines. Our competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. Our competition for outsourced commercial work in the United States consists of the Goodrich Airframe Services Division, Timco Aviation Services, and Singapore Technologies (which includes Mobile Aerospace Engineering and San Antonio Aerospace). If we are unable to compete effectively against any of these entities it could materially harm our business and impair the value of our Common Stock.

Expansion Into International Markets May Expose the Company to Greater Risks.

Our continuing efforts to increase revenue and improve operating results and stockholder value includes seeking sales opportunities in international markets. During 2006 and 2005, foreign sales comprised 7% and 4% of total revenues, respectively, though such sales could comprise an increasingly larger percentage of revenues in the future. We believe there are a number of factors inherent in these markets that may expose us to significantly greater risk than domestic markets, including: foreign exchange exposure, local economic and market conditions, less regulation of patents or other safeguards of intellectual property, potential political unrest, difficulty in collecting receivables, and inability to rely on local government aid to enforce standard business practices. These factors, or others we have not currently identified, could materially harm our business and impair the value of our Common Stock.

The Company is a Party to Legal Proceedings that Could be Costly to Resolve.

The Company is exposed to legal claims relating to the services it provides. The Company is currently a party to several legal proceedings, including breach of contract claims and claims based on the Company’s employment practices. While the Company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the Company’s insurance coverage does not cover all costs resulting from these claims, an adverse determination on these claims could materially harm the Company’s business and impair the value of its Common Stock.

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

The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with its lenders, Wachovia Bank and Compass Bank. The Amended Credit Agreement:

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

•	established new debt covenants as follows:

i)	Beginning with the quarter ending December 31, 2006, maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

ii)	At all times, maintain a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

iii)	Achieve a cumulative EBITDA of not less than $0.4 million for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

There can be no assurances that the Company will satisfy all debt covenants or that the availability under the Revolving Credit Facility will be sufficient for its continuing operations. If the Company violates the debt covenants, all debt may become due and payable. If additional financing is needed, the Company’s negative results of operations in 2005 and 2004 and the uncertainty of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, the Company’s business could be materially harmed.

The Company has received several indications of interest in purchasing its Commercial Services business. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

The Amount and Terms of the Company’s Indebtedness Restrict the Company’s Financial and Operational Flexibility.

The Company’s Amended Credit Agreement contains covenants that restrict, among other things, its ability to borrow money, make particular types of investments, sell assets, merge or consolidate, or make acquisitions. The Amended Credit Agreement also requires the Company to maintain specified financial ratios. The Company’s ability to meet these financial ratios can be affected by events beyond its control, and there can be no assurance that the Company will be able to meet these ratios. The Company was in violation of various debt covenants in 2006 and 2005, for which the Company obtained waivers from its lenders. The Company’s ability to meet current and future payment obligations, and to satisfy its debt covenants, is dependent upon its ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. There can be no assurances that the Company will satisfy all debt covenants, that it will be able to obtain waivers from its lenders if in violation of such covenants, or that the availability under the Revolving Credit Facility will be sufficient for its continuing operations. If the Company violates the debt covenants, all debt may become due and payable, which could materially harm its business and impair the value of its Common Stock.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which it issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note is subordinate to any debt incurred by the Company under the Revolving Credit Facility with Wachovia Bank and Compass Bank. The Note contains customary events of default consistent with the defined events of default established under the Amended Credit Agreement. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. The Company may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on February 15, 2007 to extend the maturity date of the Note to the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable.

The Company has pledged substantially all of its assets to secure the debt under the Amended Credit Agreement with Wachovia and Compass and the Note with Special Value Bond Fund, LLC. If the amounts outstanding under the Amended Credit Agreement or the Note were accelerated, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the Company’s business and impair the value of its Common Stock.

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

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

The Company maintains a Defined Benefit Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan during 2001 and 2002, partially offset by favorable returns in 2003, 2004, 2005 and 2006, coupled with an increase in actuarial liability resulting from lower interest rates and the terms of new collective bargaining agreements entered into in 2005, the Pension Plan was under-funded by approximately $18.8 million at December 31, 2006. Any losses on the Pension Plan’s assets may lead to an increase in the amount of the shortfall. In 2007, the Company expects that the minimum required contribution to the Pension Plan will be approximately $11.7 million. Unless and until the Pension Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect the Company’s liquidity and cash flow, which could materially harm its business and impair the value of its Common Stock.

The Company Faces Potential Product Liability Claims.

The Company may be exposed to legal claims relating to the products it sells or the services it provides. The Company’s agreements with its customers generally contain terms designed to limit its exposure to potential product liability claims. The Company also maintains a product liability insurance policy for its business. However, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the insurance coverage does not cover all costs resulting from future product liability claims, these claims could materially harm the Company’s business and impair the value of its Common Stock.

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

The Company Has Implemented Anti-Takeover Provisions that Could Prevent an Acquisition of its Business at a Premium Price.

Some of the provisions of the Company’s certificate of incorporation and bylaws could discourage, delay or prevent an acquisition of its business at a premium price. These provisions:

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

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq Stock Market rules have led to increased administrative costs. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company believes that it has invested and will continue to invest reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities, which could harm its business and impair the value of its Common Stock.

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of December 31, 2006, the Company’s executive officers, directors, and affiliates, in the aggregate, beneficially owned approximately 45.9% of its outstanding Common Stock. As a result, these stockholders are able to significantly influence matters requiring stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of other stockholders to approve transactions that they may deem to be in their best interests.

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

During the audit of the 2005 financial statements, the Company’s independent registered public accounting firm identified the following material weaknesses in internal control over financial reporting:

•

significant deficiencies in the posting of physical inventory results and in adherence with its inventory costing methodology resulted in a material weakness in controls over inventory at the Pemco Aeroplex subsidiary, and

•	the process for determining adequate information with regards to estimating costs to complete certain contracts for the purpose of projecting losses on contracts was insufficient.

During the audit of the 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no entries were made during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel.

Although the Company has taken and is continuing to undertake a number of initiatives to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of its financial statements will not be prevented or detected timely in the current or any future period. In addition, the Company may in the future identify other material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date.

Furthermore, Section 404 of the Sarbanes-Oxley Act of 2002, requires the Company’s auditors to audit both the design and operating effectiveness of its internal controls and management’s assessment of the design and the effectiveness of its internal controls. If the Company is unable to remediate all material weaknesses in sufficient time to permit testing of its documentation and remediation efforts relating to these material weaknesses, its auditors may disclaim an opinion or issue an adverse opinion on the operating effectiveness of the Company’s internal controls over financial reporting or on management’s assessment of their effectiveness, when Section 404 becomes applicable. A disclaimer or an adverse opinion on internal controls could materially impair the value of the Company’s Common Stock.

Failure to Sell the Commercial Services Business Could Materially Harm the Company’s Business.

In January 2007, the Company engaged advisors to pursue a public offering of 100% of its Commercial Services business on the AIM market in London. The Company is also in discussions with several interested parties regarding the potential sale of its Commercial Services business. Proceeds from a public offering or private sale are expected to be used to reduce debt of the Company. The Company has received several indications of interest in purchasing its Commercial Services business. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007. Failure to sell the Commercial Services business on favorable terms, or at all, could have a material adverse effect on the Company’s financial condition, materially harm the Company’s business and impair the value of the Company’s Common Stock.

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

Item 3. Legal Proceedings

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties subsequently entered into arbitration which settled during consecutive mediation efforts. A settlement agreement was executed between the parties December 2, 2005 wherein the Company agreed to provide the plantiff Revision 3 (replacement of cargo door) or any superseding revision to the 737-300 Supplemental Type Certificate. The Company accrued the estimated cost of the settlement of $1.1 million as of December 31, 2005. During the second quarter of 2006, the Company received approval from the FAA to use refurbished aircraft doors rather than replacing existing doors with new ones. On September 23, 2006, Falcon Air declared bankruptcy. On October 30, 2006, the settlement agreement was amended to remove one aircraft of the three from the requirements. The Company subsequently discovered that the plaintiffs had violated the settlement agreement in late 2006. On March 14, 2007, the remaining two aircraft were removed from the requirements and the case settled, with the Company’s insurer paying $3.0 million and the Company being absolved of any requirements to provide services on these aircraft. Swedish bankruptcy court is expected to approve the final settlement agreement. As a result of amendments to the settlement agreements the Company reduced the estimated cost of the settlement by $1.0 million in 2006.

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

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals, which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. The parties entered into voluntary mediation on March 29, 2006 and settled the case. The government has agreed to pay $1.85 million to the Company in settlement of all three claims. The Company recorded $0.8 million of revenue related to the settlement during the first quarter of 2006. The Company paid $0.3 million in legal fees related to this settlement in 2006 which is reflected in selling, general and administrative expenses on the Consolidated Statement of Operations. Approximately $1.0 million of revenue related to the claim had been recognized in periods prior to 2005.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief, and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case was remanded to federal district court in Birmingham, Alabama for trial, and trial was scheduled for May 14, 2007. In continuing mediation efforts, the Company has reached an agreement to settle the case with the EEOC for $0.4 million. The settlement is currently pending court approval, which is anticipated to occur by May, 2007. During 2006, the Company reversed $0.5 million of accruals related to the settlement of the case with the EEOC. The Company believes it has taken effective remedial and corrective action and acted promptly in respect to any specific complaint by an employee.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the Company’s stockholders in the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “PAGI.” The following table sets forth the range of high and low sales prices for the Common Stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq.

	2006		2005
Quarter End	High	Low	High	Low
March 31	$22.00	$17.15	$26.86	$23.49
June 30	18.24	10.43	28.33	19.98
September 30	12.58	6.70	27.50	22.03
December 31	10.20	6.21	24.00	17.61

On April 3, 2007, there were 4,539,598 shares of Common Stock issued and 4,126,200 shares of Common Stock outstanding held by approximately 111 owners of record and 832 beneficial owners.

The Company has never paid cash dividends on its Common Stock and currently intends to continue that policy indefinitely. The Company’s credit facilities restrict its ability to pay dividends.

The last reported sales price of the Company’s Common Stock on April 3, 2007 was $8.14.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing. The graph compares the cumulative total stockholder return on the Company’s Common Stock, Standard & Poor’s 500 Stock Index, Standard & Poor’s Aerospace/Defense Stock Index and Standard & Poor’s Airline Stock Index as prepared by Standard & Poor’s Compustat-Custom Business Unit. The graph assumes that $100 was invested in each security/market index on December 31, 2001 and calculates the return through December 31, 2006, assuming all dividends are reinvested. The stock price of the Common Stock on the following graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Company’s financial statements and accompanying notes located elsewhere in this report and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating data for the Company’s continuing operations are as follows:

(In $Thousands, Except Per Share Information)

	Year Ended 12/31/06	Year Ended 12/31/05	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02
Net sales	$160,709	$134,832	$194,095	$183,382	$150,880
Operating income (loss) from continuing operations	3,251	(8,615)	(404)	18,224	16,581
Income (loss) from continuing operations	130	(6,130)	(910)	11,296	10,399
Income (loss) from continuing operations per common share-diluted	$0.03	$(1.49)	$(0.22)	$2.57	$2.37

The following charges, or reversals of charges, are included in the consolidated operating data for the Company and had an impact on year-to-year comparability of results. With the exception of income tax matters, all charges or reversals of charges are pre-tax:

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

•

The Company maintains a valuation allowance for its deferred tax assets unless realization is considered more likely than not. The Company evaluates the need for its deferred tax asset valuation allowance each year, which includes an analysis of past operating trends, projections of future operating results, and revisions to existing programs and contracts. The Company reversed the valuation allowance partially during 2003 as the Company reasonably determined that utilization of the deferred tax assets was more likely than not. The reduction in the valuation allowance during 2003 resulted from the generation of Alabama taxable income during the year which resulted in the utilization of Alabama net operating loss carry forwards that had previously been subject to a valuation allowance. Reversal of the deferred tax valuation allowance had the effect of increasing income from continuing operations in the year ended December 31, 2003 by $0.4 million.

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

•

During 2005, the Company’s largest commercial customer filed for Chapter 11 bankruptcy. As a result, the Company recorded a provision for doubtful accounts of $1.5 million for accounts receivable incurred prior to the bankruptcy filing. During 2006, the Company sold its accounts receivable related to the Chapter 11 bankruptcy and reversed $0.6 million of the provision for doubtful accounts.

•

In the third and fourth quarters of 2005, the Company implemented a lockout of all employees covered under the IAM collective bargaining agreement at its Dothan, Alabama facility which lasted approximately 60 days. During this period, inductions and deliveries of aircraft were substantially reduced and the Company incurred significant losses.

•

During 2005, the Company recorded a charge of $1.1 million related to the settlement of the Falcon Air claim discussed more fully in Note 10 to the Consolidated Financial Statements. During 2006, the Company reversed $1.0 million of the charge due to new government regulations and settlement agreements.

•	During 2005, the Company recorded a $0.2 million charge related to the modification of a prior stock option award.

•	During 2005, the Company recorded a $0.6 million gain related to the assignment of a lease agreement with Pinellas County, Florida.

•

During 2006, the Company recorded $0.5 million gain, net of legal expenses, related to the settlement of a REA and the corresponding close-out of the contract pertaining to its former H-3 program as a prime contractor to the U.S. Government.

•

During 2006, the Company reversed $0.5 million of accruals related to the settlement of cases with the EEOC. The Company settled the cases with the EEOC for $0.4 million which is expected to be paid in May 2007.

•	During 2006 and 2005, the Company recorded losses of $3.5 million and $0.1 million, respectively, related to a contract to perform maintenance and modification work on P-3 aircraft.

•	During 2006, 2005, 2004 and 2003, the Company recorded losses of $0.5 million, $5.3 million, $2.6 million, and $3.6 million, respectively, related to a contract with the USCG.

•

The Company recorded charges for inventory obsolescence during the years ended December 31, 2006, 2005, 2004, 2003, and 2002 of $0.6 million, $0.8 million, $2.0 million, $0.7 million, and $0.4 million, respectively.

Consolidated balance sheet data for the Company is as follows (in thousands of dollars):

		12/31/06	12/31/05	12/31/04	12/31/03	12/31/02
Working Capital	(A)(B)	$(8,989)	$(17,631)	$25,507	$25,496	$23,953
Total Assets		88,586	95,288	107,125	104,614	94,449
Long Term Debt		1,786	1,973	30,494	20,299	17,081
Other Long Term Liabilities		22,160	15,393	15,437	17,755	27,059
Stockholders’ Equity		7,380	11,539	18,478	22,167	10,717

A-	Reflects $21.9 million and $21.5 million in debt previously recorded as long-term that is shown as current liabilities at December 31, 2006 and 2005, respectively, because of the scheduled expiration of the Credit Agreement within twelve months of the applicable balance sheet date.
B-	Reflects $11.7 million reclassification of short-term pension liability to long-term as a result of adopting Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans at December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE” on page i and “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” beginning on page 13, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

EXECUTIVE OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The Company conducts its business through two operating segments: GSS and CSS. The businesses historically comprising the MCS have been or are in the process of being sold and are presented herein as discontinued operations. The Company’s services are provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

The Company reported an increase in revenue of 19.2% and income from continuing operations of $0.1 million for the year ended December 31, 2006, compared to a loss from continuing operations of $6.1 million for the year ended December 31, 2005. The income from continuing operations in 2006 was positively impacted by the settlement of the H-3 REA, the sale of receivables related to the Northwest Airlines bankruptcy, amendments to the settlement agreement on the Falcon Air claim and the settlement of claims by the EEOC and was negatively impacted by losses incurred on the U.S. Navy P-3 contract. The loss from continuing operations for 2005 was negatively affected by several unusual events, including the Northwest Airlines bankruptcy, the two-month lockout of the union employees at the Company’s Dothan, Alabama facility, the initial settlement of the Falcon Air claim (see Note 10 to the Consolidated Financial Statements), the temporary suspension of KC-135 inputs earlier in 2005, and losses incurred completing the U.S. Coast Guard contract.

The market for GSS’s PDM/MRO services provided to the U.S. Armed Forces and other government agencies is very mature, providing relatively slow growth and aggressive competition on pricing and scheduling. The Company’s extensive years of experience in this market, proven past performance, and broad recognition of capabilities have helped to sustain its presence in this market. The Company’s growth in this market is largely dependent on continuing to expand beyond the current PDM/MRO business base, primarily consisting of the KC-135 program, and diversifying into other aircraft platforms. The KC-135 program contract is being recompeted with an award announcement expected during the second quarter of 2007. Failure to win this contract would have a significant negative impact on GSS revenues in 2007 and beyond. The Company believes the aging of military aircraft, coupled with defense budget constraints limiting the development and deployment of new aircraft, will contribute to growth in the military PDM/MRO industry over the next decade. GSS revenue increased 4.3% in 2006 due to increased deliveries of C-130 and P-3 aircraft offset by fewer deliveries of KC-135 aircraft. The segment operating loss increased $0.2 million as a result of fewer deliveries of KC-135 aircraft as well as losses recorded on the P-3 and C-130 programs.

The CSS experienced an increase in revenue in 2006 of $22.3 million, or 41.9%. The CSS relies on maintaining an adequate base number of man-hours for its MRO services to maintain a competitive cost structure. MRO services are supplemented by modification services primarily in the form of cargo conversions. During 2006, CSS delivered six cargo conversions versus only one delivery in 2005. In 2006, CSS settled the H-3 REA resulting in a gain of $0.5 million, net of legal expenses. In 2005, the MRO services were adversely impacted by the lockout of all union employees at the Dothan, Alabama facility which lasted for two months and the petition for Chapter 11 bankruptcy of its largest commercial customer. As a result of the bankruptcy, CSS estimated a provision for doubtful accounts of $1.5 million during 2005, of which $0.6 million was reversed in 2006. CSS also recorded a charge of $1.1 million during 2005 related to the settlement of the Falcon Air claim, of which $1.0 million was reversed in 2006 as a result of amendments to the settlement agreement.

The Company is presently negotiating contractual terms with a third party related to the sale of Space Vector Corporation, a wholly-owned subsidiary of the Company. The Company expects to consummate a sale of this subsidiary in mid-2007, although there can be no assurances in that regard. Proceeds from the sale are expected to be used to reduce debt of the Company. On October 10, 2006, Pemco Engineers, Inc., a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Aerospace Technology Corporation (“Global Aerospace”), a newly-formed entity controlled by prior members of Pemco Engineers’ management. Pursuant to the terms of the Purchase Agreement, Global Aerospace purchased substantially all of the assets and assumed substantially all of the liabilities of Pemco Engineers in exchange for $2.0 million ($1.6 million in cash and $0.4 million in future product deliveries, all of which were received by the Company prior to December 31, 2006). All of the proceeds were used to reduce the debt of the Company. Space Vector and Pemco Engineers are presented in the accompanying consolidated financial statements as discontinued operations for all periods presented. The income from discontinued operations totaled approximately $0.4 million and $0.3 million, in 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2006 versus twelve months ended December 31, 2005

The table below presents major highlights from the years ended December 31, 2006 and 2005 excluding the results of discontinued operations, except for net income/(loss).

(In $Millions)

	2006	2005	% Change
Revenue	$160.7	$134.8	19.2%
Gross profit	20.7	10.9	89.9%
Operating income/(loss) from continuing operations	3.3	(8.6)	138.4%
Income/(loss) from continuing operations before taxes	0.3	(9.7)	103.1%
Income/(loss) from continuing operations	0.1	(6.1)	101.6%
Net income/(loss)	0.5	(5.8)	108.6%
EBITDA from continuing operations	6.7	(4.3)	255.7%

The Company defines operating income/(loss) from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the years ended December 31, 2006 and 2005 was calculated using the following approach:

(In $Millions)

	2006	2005
Income/(loss) from continuing operations	$0.1	$(6.1)
Interest expense	2.9	1.7
Taxes	0.2	(3.6)
Depreciation and Amortization	3.4	3.7

EBITDA from continuing operations	$6.7	$(4.3)

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

The table below presents the highlights of revenue from continuing operations by operating segment for the years ended December 31, 2006 and 2005.

(In $Millions)

	2006	2005	Change	% Change
GSS	$85.5	$82.0	$3.5	4.3%
CSS	75.5	53.2	22.3	41.9%
Eliminations	(0.3)	(0.4)	0.1

Total	$160.7	$134.8	$25.9	19.2%

Without regard to operating segments, the Company’s mix of business between government and commercial customers changed to 53% government and 47% commercial in 2006 from 61% government and 39% commercial in 2005.

The $3.5 million increase in revenue at the GSS was primarily due to an increase in C-130 and P-3 deliveries. The KC-135 PDM program, which accounted for 84% of GSS revenue in 2006, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 program increased $1.1 million during 2006. During 2006, the Company delivered 19 PDM aircraft and two drop-ins, compared to 20 PDM aircraft and three drop-ins during 2005. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. Year-over-year the Company realized an increase in revenue per PDM aircraft delivered in 2006 due to an increase in the amount of work performed on each aircraft delivered. The Company delivered two USCG C-130 aircraft during 2006 compared to one USCG C-130 during 2005 for depot level maintenance. Revenue from the USCG program decreased $3.6 million due to a decrease in revenue from non-routine services which is recorded as the work is performed versus when the aircraft is redelivered for routine services revenue. GSS delivered three P-3 aircraft in 2006 compared with zero in 2005. Revenue for the P-3 program increased $4.6 million from 2005 during which no revenue was recorded. GSS revenue increased $1.4 million under contracts to perform non-routine maintenance work on other aircraft, primarily C-130 aircraft. Revenue increased as a result of more C-130 aircraft in process during 2006 which increased the amount of non-routine services provided to the program.

The increase in CSS revenue of $22.3 million was primarily due to increases in cargo conversion revenues of $11.9 million, increases in MRO revenue from Southwest Airlines of $15.5 million, increase in revenue from Northwest Airlines of $6.1 million, offset by decreases in revenue from various miscellaneous customers of $9.8 million. CSS delivered six cargo conversions during 2006 compared to one during 2005. Three of the six cargo conversions were performed in mainland China. Both Southwest Airlines and Northwest Airlines maintained consistent nose-to-tail lines that provide for more efficient use of hangar space. CSS has several customers that provide drop-in aircraft on an inconsistent basis. These drop-in aircraft from various customers accounted for a larger percentage of revenue in 2005. MRO revenues were adversely impacted in the third and fourth quarters of 2005 by the bankruptcy of CSS’s largest customer and by a two-month lockout of all union employees at the Dothan, Alabama facility.

Cost of sales increased to $140.0 million in 2006 from $123.9 million in 2005. Cost of sales increased at a slightly lower rate than revenue because of charges related to the USCG C-130 program and fixed expenses. Cost of sales in 2005 was adversely impacted by $5.3 million of losses on the USCG contract compared to losses of $0.5 million in 2006 to complete this program. The Company also incurred losses of $3.7 million and $0.4 million during 2006 and 2005, respectively, related to costs incurred for implementing a new maintenance line and learning curve costs for the new U.S. Navy P-3 program. Cost of sales was impacted by a charge for the Falcon Air settlement of $1.1 million in 2005 and the reversal of $1.0 million in 2006 as a result of amendments to the settlement agreement.

Gross profit at GSS decreased from $7.9 million to $6.9 million due to decreased deliveries of KC-135 aircraft. Gross profit at CSS increased from $3.0 million in 2005 to $13.8 million in 2006. Gross profit in 2005 was adversely impacted by the lockout of all union employees at the Dothan, Alabama facility, from August 11, 2005 to October 9, 2005, the bankruptcy of CSS’s largest customer and fewer cargo conversion deliveries in 2005. The CSS also recorded a charge of $1.1 million in 2005 related to the settlement of the Falcon Air claim, of which $1.0 million was reversed in 2006 as a result of amendments to the settlement agreement. Gross profit at CSS in 2006 was positively impacted by the settlement of the H-3 REA which resulted in an increase in revenue of $0.8 million.

Overall, the Company’s gross profit percentage increased to 12.9% in 2006 from 8.1% in 2005. The increase in gross profit as a percent of revenue in 2006 is primarily due to the revenue growth at CSS from both cargo conversions and MRO activities. Gross profit in 2005 was adversely impacted by the impact of losses on the USCG program at GSS and low facility utilization at CSS as a result of the lockout of union employees in Dothan and a decline in revenue due to the bankruptcy of Northwest Airlines.

Selling, general and administrative (“SG&A”) expenses increased $0.1 million, or 0.5%, to $18.1 million in 2006 from $18.0 million in 2005. As a percent of sales, SG&A expenses decreased to 11.3% in 2006 from 13.3% in 2005. The increase in SG&A expense is primarily attributable to stock option expense of $1.0 million in 2006 which was offset by cost reductions to improve the profitability of the Company.

The Company also recorded a $1.5 million provision for doubtful accounts during the third quarter of 2005 related to the Chapter 11 bankruptcy filing of Northwest Airlines. The Company’s claim to the $1.5 million of accounts receivable related to the bankruptcy was sold in 2006 for $0.6 million.

Interest expense increased to $2.9 million in 2006 from $1.7 million in 2005. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements. In addition, the Company’s average debt outstanding increased to $32.4 million in 2006 compared to $30.6 million in 2005.

During 2006, the Company recorded income tax expense for continuing operations at an effective rate of 61.4%. During 2005, the Company recorded income tax benefits at an effective rate of 36.8%. The effective rate in 2006 and 2005 is impacted by the allocation of taxable losses between Alabama and California and by the relatively minor amount of income from continuing operations before taxes. Net operating loss carry forwards for California are subject to a deferred tax valuation allowance. Net operating loss carryforwards for Alabama are expected to be utilized in future years.

Twelve months ended December 31, 2005 versus twelve months ended December 31, 2004

The table below presents major highlights from the years ended December 31, 2005 and 2004.

(In $Millions)

	2005	2004	Change
Revenue	$134.8	$194.1	(30.6)%
Gross profit	10.9	24.3	(55.1)%
Operating income/(loss) from continuing operations	(8.6)	(0.4)	(2050.0)%
Income/(loss) from continuing operations before taxes	(9.7)	(1.6)	(506.3)%
Income/(loss) from continuing operations	(6.1)	(0.9)	(577.8)%
Net income/(loss)	(5.8)	(3.0)	(93.3)%
EBITDA from continuing operations	(4.3)	4.4	(197.7)%

The Company defines operating income/(loss) from continuing operations, as shown in the above table, as revenue less cost of sales, less SG&A expenses.

EBITDA from continuing operations for the years ended December 31, 2005 and 2004 was calculated using the following approach:

(In $Millions)

	2005	2004
Income/(loss) from continuing operations	$(6.1)	$(0.9)
Interest expense	1.7	1.2
Taxes	(3.6)	(0.7)
Depreciation and Amortization	3.7	4.8

EBITDA from continuing operations	$(4.3)	$4.4

A description of the Company’s use of non-GAAP information is provided in the previous section.

The table below presents the highlights in revenue from continuing operations by operating segment for the years ended December 31, 2005 and 2004.

(In $Millions)

	2005	2004	Change	% Change
GSS	$82.0	$133.5	$(51.5)	(38.6)%
CSS	53.2	64.8	(11.6)	(17.9)%
Eliminations	(0.4)	(4.2)	3.8

Total	$134.8	$194.1	$(59.3)	(30.6)%

Without regard to operating segments, the Company’s mix of business between government and commercial customers remained relatively consistent at 61% government and 39% commercial in 2005 and 68% government and 32% commercial in 2004.

The $51.5 million decrease in sales at the GSS was primarily due to a decrease in the KC-135 PDM program of $49.2 million. The scope of the KC-135 PDM program allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During 2004 and 2005, the USAF reduced the number of KC-135 aircraft in operation resulting in fewer aircraft being outsourced for maintenance. Due to fewer aircraft being inducted, the Company delivered 20 PDM aircraft and three drop-ins compared to 31 PDM aircraft during 2004. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. Year-over-year the Company has realized a decrease in sales per PDM aircraft delivered due to a decrease in the amount of work performed on each aircraft delivered. The Company delivered one C-130 aircraft during 2005 compared to three C-130 aircraft during 2004 for depot level maintenance under a contract with the USCG. The Company also delivered three C-130 aircraft under contracts with the other government agencies to perform limited scope maintenance work during 2005 compared to ten during 2004. The KC-135 PDM programs represented 86.7% of the revenue of the GSS during 2005 compared to 90.1% during 2004.

The decrease in CSS revenue of $11.6 million was primarily due to decreases in cargo conversion revenues of $4.3 million, a decrease in military flight control revenues of $2.8 million, a decrease in MRO revenue of $1.7 million and a decrease in parts sales of $0.6 million. CSS delivered one cargo conversion during 2005 compared to three during 2004. The military flight controls program was transferred from CSS to GSS at the end of 2004. MRO revenues were adversely impacted in the third and fourth quarters of 2005 by the bankruptcy of CSS’s largest customer and by a two-month lockout of all union employees at the Dothan, Alabama facility.

Cost of sales decreased to $123.9 million in 2005 from $169.8 million in 2004. Cost of sales decreased at a slightly lower rate than revenue because of charges related to the USCG C-130 program and fixed expenses. Cost of sales was adversely impacted by $5.3 million of losses on the USCG contract in 2005 compared to losses of $2.7 million in 2004. The Company was notified in 2005 by the Coast Guard that options for additional C-130 aircraft would not be exercised. The Company also incurred losses of $0.4 million in 2005 related to cost incurred for implementing a new maintenance line for the new U.S. Navy P-3 program and the related losses expected on the first two aircraft.

Gross profit at the CSS decreased from $9.6 million in 2004 to $3.0 million in 2005. The decrease in gross profit at the CSS was primarily due to the lockout of all union employees at the Dothan, Alabama facility, from August 11, 2005 to October 9, 2005, the bankruptcy of CSS’s largest customer and fewer cargo conversion deliveries in 2005. The CSS also recorded a charge of $1.1 million in 2005 related to the settlement of the Falcon Air claim of which $1.0 million was reversed in 2006 as a result of amendments to the settlement agreement.

Overall, the Company’s gross profit percentage decreased to 8.1% in 2005 from 12.5% in 2004. The decrease in gross profit as a percent of revenue in 2005 and 2004 from historical levels is attributable to several factors discussed above. Gross profit at the GSS decreased from $14.7 million in 2004 to $7.9 million in 2005. As a percentage of sales, gross profit decreased from 11.0% in 2004 to 9.6% in 2005. The impact from losses on the USCG program and fixed expenses were partially offset by improvement in the flow days for KC-135 aircraft as a result of productivity initiatives implemented in 2004.

SG&A expenses decreased $6.7 million, or 27.2%, to $18.0 million in 2005 from $24.7 million in 2004. As a percent of sales, SG&A expenses increased to 13.3% in 2005 from 12.7% in 2004. The decrease in SG&A expense is primarily attributable to approximately $2.5 million in accounting and legal charges incurred during 2004 as a result of restating the Company’s financial statements. In addition, the Company recorded a $0.9 million charge during the second quarter of 2004 related to the settlement of an equity compensation arrangement. SG&A expense also decreased due to cost reductions implemented as a result of reduced revenue in 2005.

The Company also recorded a $1.5 million provision for doubtful accounts during the third quarter of 2005 related to the Chapter 11 bankruptcy filing of Northwest Airlines.

Interest expense increased to $1.7 million in 2005 from $1.2 million in 2004. The effective average interest rate on the Company’s Revolving Credit Facility was approximately 5.8% in 2005 versus 4.1% in 2004. In addition, the Company’s average debt outstanding increased to $30.6 million in 2005 compared to $28.4 million in 2004.

During 2005, the Company recorded income tax benefits at an effective rate of 36.8%. During 2004, the Company recorded income tax benefits at an effective rate of 43.9%. The effective rate in 2005 and 2004 is impacted by the allocation of taxable losses between Alabama and California. Net operating loss carry- forwards for California are subject to a deferred tax valuation allowance. Net operating loss carry-forwards for Alabama are expected to be utilized in future years.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands, except ratios)

	December 31, 2006		December 31, 2005		Change
Cash	$23		$26		$(3)
Working Capital	$(8,989)		$(17,631)		$8,642
Current portion of long-term debt and capital lease obligations	$28,760		$25,126		$3,634
Long-term debt and capital lease obligations	$1,786		$1,973		$(187)
Stockholders’ equity	$7,380		$11,539		$(4,159)
Debt to equity ratio	4.14	x	2.35	x	1.79	x

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. As discussed below under “Funding Sources”, the Company anticipates that cash flow generated from operations or by consummating potential strategic divestitures will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be impacted by whether or not the Company wins the KC-135 contract award. The sale of Space Vector and/or the Commercial Services business in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity. Additionally, a deterioration of financial results due to “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” discussed above or failure to renegotiate the Company’s credit facilities could adversely affect its liquidity.

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios at various times during 2006 and 2005. As a result, the maturity dates under its Amended Credit Agreement have been fixed at less than one year which has resulted in the classification of most of the debt as current on the Consolidated Balance Sheets. The reclassification of long-term debt to current resulted in negative working capital at December 31, 2006 and 2005. In addition, changes at December 31, 2006 to the accounting for defined benefit pension plans resulted in a reduction of an intangible pension asset of $8.5 million from December 31, 2005 to December 31, 2006. The Company was in compliance with all debt covenants at December 31, 2006, except for the requirement to file annual financial statements within 90 days for which a waiver has been obtained. The Company’s ability to meet current and future payment obligations is dependent upon its ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations in prior years will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. The Company’s ability to continue to borrow funds from its lenders under the Amended Credit Agreement is dependent on its ability to meet the lenders’ borrowing conditions at the relevant times.

In January 2007, the Company engaged advisors to pursue a public offering of 100% of its Commercial Services business on the AIM market in London. The Company is also in discussions with several interested parties regarding the potential sale of its Commercial Services business. Proceeds from a public offering or private sale are expected to be used to reduce debt of the Company. The Company has received several indications of interest in purchasing its Commercial Services business. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

Cash Flow Overview

Operating activities used $2.7 million during 2006 compared to providing $11.5 million during 2005. New programs at GSS and CSS resulted in an increase in accounts receivable of $7.2 million in 2006. The payment terms on a large contract were renegotiated in April 2005 and, as a result, the reduction in accounts receivable provided $15.9 million in cash in 2005. Cash payments to fund the Company’s defined benefit plan exceeded pension expense by $6.0 million, $3.7 million and $5.5 million in 2006, 2005 and 2004, respectively. Cash of $2.0 million and $4.0 million was used during 2006 and 2005, respectively, for capital expenditures. Cash of $1.6 million was provided by the sale of Pemco Engineers. Financing activities provided $3.1 million in 2006 and used $10.8 million in 2005. The issuance of additional debt generated $5.0 million of cash in 2006, and $1.9 million was used to reduce long-term debt. The Company decreased its borrowing under the revolving line of credit by $9.3 million and other debt obligations by $1.6 million in 2005.

Future Capital Requirements

The Company has four large potential capital requirements in 2007: required minimum funding of the Pension Plan (noted below), current maturities of long-term debt, expansion of its Dothan, Alabama facility, and working capital required to fund increases in accounts receivable, inventory and equipment if GSS is awarded the KC-135 contract.

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama, facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan in 2001 and 2002 coupled with lower interest rates, the Pension Plan was under-funded by approximately $18.8 million and $26.3 million at December 31, 2006 and 2005, respectively. The Company made contributions to the Pension Plan totaling approximately $11.0 million and $7.8 million during 2006 and 2005, respectively. Pursuant to minimum funding requirements of ERISA, the Company expects to contribute approximately $11.7 million to the Pension Plan during 2007. The Company also has a postretirement benefit plan to provide health care benefits to retirees between 62 and 65 years of age. The postretirement benefit plan is funded on a pay-as-you-go basis. Total benefits payable are estimated to be $0.1 million in 2007.

As discussed more extensively below, current maturities of long-term debt totaled $28.8 million and $25.1 million at December 31, 2006 and 2005, respectively. All of the 2006 current maturities relate to the scheduled expirations of various credit agreements in 2007. The Company expects the net proceeds from the sale of Space Vector and its Commercial Services business to be sufficient to eliminate all of its indebtedness and provide working capital for GSS if awarded the KC-135 contract, although there can be no assurances in that regard.

The Company is presently exploring the possibility of expanding facilities in Dothan, Alabama or leasing other facilities due to the tremendous demand being experienced by CSS. In 2004, the Company began an initiative to improve hangar facilities for GSS in Birmingham. This initiative was suspended pending award of the KC-135 contract. If GSS is awarded the new KC-135 contract, the initiative to improve hangar facilities will resume. Future upgrades and additional facility improvements will depend on new business and availability of resources. Capital expenditures for 2007 and beyond have not been budgeted and are highly dependent upon winning the KC-135 contract for GSS and continued growth and demand for maintenance services at CSS.

Revolving Credit Facility

On October 12, 2006, the Company entered into the Amended Credit Agreement with its lenders. The Amended Credit Agreement:

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

•

changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0%, determined on quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Amended Credit Agreement, and

•	established new debt covenants as follows:

(i)	Beginning with the quarter ending December 31, 2006, maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

(ii)	At all times, maintain a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

(iii)	Achieve a cumulative EBITDA of not less than $0.4 million for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lenders for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. The Company obtained a waiver from the lenders for the debt covenant violation for the six-month period ended June 30, 2006. As discussed above, the debt covenants were further amended on October 12, 2006. The Company was in compliance with all debt covenants at December 31, 2006, except for the requirement to file annual financial statement within 90 days for which a waiver has been obtained.

Bank Term Loan

The Bank Term Loan has a term of five years and bears interest at a rate ranging from LIBOR plus 2.25% to LIBOR plus 3.00%, determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount borrowed under the loan was $5.0 million, which was payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003. The Company had an outstanding balance under the Bank Term Loan at December 31, 2006 of $1.0 million.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (“Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not and has never been an affiliate of the Company, or any other person approved by lender parties at their discretion. The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.35% at December 31, 2006). The Company had an outstanding balance under the Treasury Stock Term Loan at December 31, 2006 of $0.7 million. The loan is being repaid in equal monthly installments over 31 months which began on May 22, 2005.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hangar expansion at the facility. The hangar expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 4.07% at December 31, 2006. The Company had an outstanding balance under the Airport Authority Term Loan at December 31, 2006 of $2.0 million.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million. The principal amount of the Note was to become due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Amended Credit Agreement. The Note contains customary events of default consistent with the events of default defined in the Amended Credit Agreement. The payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable.

In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date of February 15, 2008 for the Note. All other terms and conditions of the Note and the Note Purchase Agreement remain the same.

Treasury Stock Purchase Program

During the third quarter of 2001, the Board of Directors authorized the Company to repurchase up to 400,000 shares of its Common Stock, representing approximately 10% of the Company’s issued and outstanding shares (“prior repurchase program”). The Company acquired approximately 349,000 shares under the prior repurchase program. During the second quarter of 2003, the Board of Directors authorized the Company to repurchase up to an additional 200,000 shares of its Common Stock, representing approximately 5% of the Company’s issued and outstanding shares (“new repurchase program”), and effectively terminated and replaced the prior repurchase program. Under the new repurchase program, the Company may repurchase Common Stock from time to time through open market purchases, privately negotiated transactions or both, at prices to be determined by the Board of Directors or their designee. The Company repurchased approximately 54,000 shares of Common Stock for $1.6 million during the year ended December 31, 2004. As of December 31, 2004, the Company had acquired approximately 65,000 shares under the new repurchase program, and an aggregate of approximately 413,000 shares under the new and prior repurchase programs at a cost of approximately $8.6 million. There were no repurchases during 2005 or 2006. The shares repurchased under these programs have been reflected as Treasury Stock in the Stockholders’ Equity section of the Consolidated Balance Sheets. The Company may not elect to repurchase additional shares without the approvals of its lenders.

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

In January 2007, the Company engaged advisors to pursue a public offering of 100% of its Commercial Services business on the AIM market in London. The Company is also in discussions with several interested parties regarding the potential sale of its Commercial Services business. Proceeds from a public offering or private sale are expected to be used to reduce debt of the Company. The Company has received several indications of interest in purchasing its Commercial Services business. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007. The Company expects the net proceeds from the sale of Space Vector and its Commercial Services business to be sufficient to eliminate all of the debt and provide working capital for GSS if awarded the KC-135 contract, although there can be no assurances in that regard.

The aircraft services industry has generally been in a consolidation phase. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. The Company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

Contractual Obligations

The following table sets forth information with respect to the maturities of the Company’s contractual obligations as of December 31, 2006.

(In $ Thousands)

	2007	2008 - 2009	2010 - 2011	After 2011	Total
Long-term debt	$28,754	$360	$360	$1,060	$30,534
Interest on long-term debt	1,602	138	108	149	1,996
Capital lease obligations	6	6	—	—	12
Operating leases	1,601	2,748	2,550	12,006	18,905

Total	$31,963	$3,252	$3,018	$13,215	$51,447

As discussed above, a significant portion of the 2007 maturity of long-term debt listed above relates to the Company’s Revolving Credit Facility. The Company expects that it will either eliminate all debt with the sale of the Commercial Services business or replace the agreement upon or prior to its maturity, although there can be no assurances in that regard. The Company may elect to pay down the facility out of proceeds from the results of operations, or other potential financing sources, prior to the scheduled maturity. The Contractual Obligations table above assumes the elimination of all debt outstanding effective July 1, 2007 except for the Airport Authority Term Loan that is expected to remain until it matures. Interest expense on variable rate debt instruments has been estimated using the rate at December 31, 2006 through the date the debt is expected to be eliminated.

The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the GSS expires on September 30, 2019. The principal lease for the CSS expires on December 31, 2023 and has two five-year renewal options. The GSS lease provides for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various operating and capital leasing arrangements.

The Company has future obligations with regard to its defined benefit pension and postretirement plans (“Plans”). Future contributions to the Plans are not fixed and are subject to numerous variables. The Company expects to contribute approximately $11.8 million to the Plans in 2007.

Included in “Other Long-Term Liabilities” in the Consolidated Balance Sheets at December 31, 2006 is a deferred compensation plan liability of approximately $2.4 million and long-term workers compensation self-insurance reserves of $0.3 million. Neither item has a set maturity date and both have been excluded from the table of contractual obligations presented above.

Contingencies

While it is not anticipated, a material adverse effect on the Company’s financial position and results of operations could result if the Company is not successful in its defense of its legal proceedings (See Item 3, Legal Proceedings, and Note 10 to the Consolidated Financial Statements for a description of ongoing legal proceedings).

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

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2006 and 2005, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any material foreign exchange risks at December 31, 2006.

RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer, approximately $0.4 million under the terms of a promissory note. The promissory note carries a fixed interest rate of 5% per annum and is payable within 60 days of Mr. Aramini’s termination of employment with the Company. Any change in this related party receivable relates to interest accumulated during the period.

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment, effective December 29, 2006 (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Company and Mr. Aramini had previously entered into a First Amendment (the “First Amendment”) to the Agreement dated as of May 16, 2003.

The Agreement, as amended by the First Amendment, provided for an initial lump-sum contribution of $562,140 by the Company to an associated rabbi trust for the benefit of Mr. Aramini, and, for each of the 2002, 2003, 2004, 2005, 2006 and 2007 full calendar years of employment, provided for Company lump sum trust contributions of $287,820, $308,560, $296,000, $324,240, $359,861 and $380,326, respectively, following year-end. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. Pursuant to the Second Amendment to the Agreement, the Company’s obligation to make the $380,326 lump sum trust contribution for the 2007 calendar year has been eliminated.

On February 22, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note due February 15, 2007 in the principal amount of $5.0 million (the “Note”). The Company entered into the Note Purchase Agreement in order to secure working capital and minimum required pension funding. On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company.

On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2008. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date of February 15, 2008 for the Note. All other terms and conditions of the Note and the Note Purchase Agreement remain the same.

The Company has received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

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

Revenue Recognition

Revenue at the GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The GSS recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any nonroutine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the nonroutine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred by execution of a form DD 250. For nonroutine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract. Such work is performed and completed throughout the PDM process.

Revenue at the CSS is derived principally from aircraft maintenance, modification and conversion programs under contracts with the owners and operators of large commercial airlines. The CSS recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost. CSS uses program accounting for contracts that involve the modification of multiple aircraft, require significant engineering cost, and involve certain learning curve costs that were considered in determining the sales value of the contract. Under program accounting, the total cost to complete all aircraft under the contract is estimated and charged to cost of sales on a basis consistent with how the revenue is recognized.

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The Company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and, in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs impact the Company’s proposal processes, including the determination of pricing for routine and nonroutine elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion, units-of-delivery method may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, cost reimbursement, and other types of contracts-in-process, and costs incurred in their performance. For additional information regarding accounting policies the Company has established for recognizing revenue, see “Revenue Recognition” in Note 1 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is recorded on the specific identification method. This method involves subjectivity and includes an evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussions with the customer, marketing, and contracts personnel, as well as other available data.

Given the nature of the GSS business and customers, write-offs have historically been nominal. GSS customers are primarily the U.S. Government or its prime contractors. The CSS primarily services the commercial airline market, and is therefore more susceptible to collection issues. The Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected.

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

As discussed in “RECENTLY ISSUED ACCOUNTING STANDARDS” below, in September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158. As required by FAS No. 158, the Company adopted the balance sheet recognition provisions at December 31, 2006 which resulted in the Company recording $6.0 million in accumulated comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

Warranties

The Company provides warranties covering workmanship and materials under its PDM and MRO contracts that generally range from 6 to 18 months after an aircraft is delivered, depending on the specific terms of each contract. The Company provides warranties under its cargo conversion contracts that generally range from approximately 3 to 10 years from the date of aircraft delivery on structure, electrical systems and other components directly associated with the conversion system and one year from the date of aircraft delivery on workmanship and materials related to general maintenance performed concurrent with the conversion. The Company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. Periodic adjustments to the reserve are made as events occur that indicate changes are necessary.

Insurance Reserves

The Company is partially self-insured for employee medical coverage and workers compensation claims. The Company records a liability for the ultimate settlement of claims incurred as of the balance sheet date based upon estimates provided by the companies that administer the claims on the Company’s behalf. The Company also reviews historical payment trends and knowledge of specific claims in determining the reasonableness of the reserve. Adjustments to the reserve are made when the facts and circumstances of the underlying claims change. Should the actual settlement of the medical or workers compensation claims be greater than estimated, additional expense will be recorded.

Contingencies

As further discussed in Item 3—Legal Proceedings, and in Note 10 of Notes to Consolidated Financial Statements, the Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where appropriate, the Company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 is effective for our fiscal year beginning January 1, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FAS No. 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS No. 158”) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As required by FAS No. 158, the Company adopted the balance sheet recognition provisions at December 31, 2006 which resulted in the Company recording $6.0 million in accumulated comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the new standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of a company’s choice to use fair value on its earnings. The Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS No. 157 and FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments.

FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS No. 157. The Company has not begun evaluating the potential impact, if any, the adoption of FAS No. 159 could have on its consolidated financial position, results of operations, and cash flows.

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

The Company initially applied SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended December 31, 2006. There was no change to the Company’s financial position or results of operations as a result.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company in the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Amended Credit Agreement, which includes a revolving credit facility and one term loan, and another term loan, all as described in Note 5 to the Consolidated Financial Statements (see Item 8 herein). The Amended Credit Agreement’s Revolving Credit Facility bears interest at LIBOR plus 150 to 600 basis points based on quarterly EBITDA. The two term loans currently bear interest at LIBOR plus 300 basis points. The Airport Authority Term Loan bears interest at Bond Market Association (“BMA”) plus 36 basis points. These interest rates were 11.35%, 8.35%, 8.35% and 4.07%, respectively at December 31, 2006. Had the rate of the variable rate debt increased 100 basis points, net loss would have increased by approximately $0.3 million during 2006.

Item 8. Financial Statements and Supplementary Data

The following financial statements and financial statement schedule are submitted herewith:

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pemco Aviation Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Pemco Aviation Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pemco Aviation Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts (15(a)(2)) is presented for purposes of additional analysis and is not a required part of the basic financial statements. The amounts in this schedule have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Notes 8 and 9 of the notes to consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” and, effective December 31, 2006, the Company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/ Grant Thornton LLP

Charlotte, North Carolina
April 16, 2007

P EMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In Thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23	$26
Accounts receivable, net	22,221	17,572
Inventories, net	14,312	19,538
Deferred income taxes	3,107	3,489
Prepaid expenses and other	1,740	1,852
Assets of discontinued operations	6,868	6,275

Total current assets	48,271	48,752

Machinery, equipment and improvements at cost:
Machinery and equipment	30,454	29,594
Leasehold improvements	30,707	29,551
Construction-in-process	217	265

	61,378	59,410
Less accumulated depreciation and amortization	(38,788)	(35,318)

Net machinery, equipment and improvements	22,590	24,092

Other non-current assets:
Deposits and other	2,624	2,224
Deferred income taxes	14,008	10,131
Related party receivable	524	503
Intangible pension asset	—	8,476
Intangible assets, net	260	104
Assets of discontinued operations	309	1,006

	17,725	22,444

Total assets	$88,586	$95,288

The accompanying notes are an integral part of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—continued

December 31, 2006 and 2005

(In Thousands, Except Share Information)

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,760	$25,126
Current portion of pension and postretirement liabilities	81	11,019
Accounts payable—trade	14,129	11,895
Accrued health and dental	871	1,158
Accrued liabilities—payroll related	5,485	5,724
Accrued liabilities—other	3,359	3,127
Customer deposits in excess of cost	3,648	6,443
Liabilities of discontinued operations	927	1,891

Total current liabilities	57,260	66,383

Long-term debt, less current portion	1,786	1,973
Long-term pension and postretirement liabilities	19,510	13,139
Other long-term liabilities	2,650	2,254

Total liabilities	81,206	83,749

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,126,200 and 4,113,659 outstanding at December 31, 2006 and 2005, respectively	1	1
Additional paid-in capital	14,345	13,188
Retained earnings	29,413	28,894
Treasury stock, at cost—413,398 shares at December 31, 2006 and 2005	(8,623)	(8,623)
Accumulated other comprehensive income (loss):
Minimum pension and postretirement liabilities	(27,756)	(21,921)

Total stockholders’ equity	7,380	11,539

Total liabilities and stockholders’ equity	$88,586	$95,288

The accompanying notes are an integral part of these consolidated statements.

P EMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands, Except Per Share Information)

	2006	2005	2004
Net sales	$160,709	$134,832	$194,095
Cost of sales	140,004	123,931	169,789

Gross profit	20,705	10,901	24,306
Selling, general and administrative expenses	18,092	17,997	24,710
Provision for (reversal of) doubtful accounts	(638)	1,519	—

Operating income (loss) from continuing operations	3,251	(8,615)	(404)
Interest expense	(2,914)	(1,741)	(1,219)
Other income	—	650	—

Income (loss) from continuing operations before income taxes	337	(9,706)	(1,623)
Income tax expense (benefit)	207	(3,576)	(713)

Income (loss) from continuing operations	130	(6,130)	(910)
Income (loss) from discontinued operations, net of tax	389	316	(2,078)

Net income (loss)	$519	$(5,814)	$(2,988)

Net income (loss) per common share:
Basic net income (loss) from continuing operations	$0.03	$(1.49)	$(0.22)
Basic net income (loss) from discontinued operations	$0.09	$0.08	$(0.51)
Basic net income (loss) per share	$0.13	$(1.42)	$(0.73)
Diluted net income (loss) from continuing operations	$0.03	$(1.49)	$(0.22)
Diluted net income (loss) from discontinued operations	$0.09	$0.08	$(0.51)
Diluted net income (loss) per share	$0.12	$(1.42)	$(0.73)

Weighted average common shares outstanding:
Basic	4,123	4,108	4,072
Diluted	4,228	4,108	4,072

The accompanying notes are an integral part of these consolidated statements.

P EMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
January 1, 2004	4,404	$1	$10,077	$37,696	$(7,043)	$(18,564)	$22,167
Exercise of stock options (including tax benefit of $401)	114		1,847				1,847
Stock-based compensation			883				883
Purchase of treasury stock					(1,580)		(1,580)
Comprehensive income (loss):
Net loss				(2,988)			(2,988)
Change in net unrealized gain on deferred compensation plan assets (net of tax of $62)						95	95
Minimum pension liability (net of tax of $1,191)						(1,946)	(1,946)

Total comprehensive loss							(4,839)

December 31, 2004	4,518	1	12,807	34,708	(8,623)	(20,415)	18,478

Exercise of stock options (including tax benefit of $31)	9		160				160
Stock-based compensation			221				221
Comprehensive income (loss):
Net loss				(5,814)			(5,814)
Change in net unrealized gain on deferred compensation plan assets (net of tax of $147)						(235)	(235)
Minimum pension liability (net of tax of $787)						(1,271)	(1,271)

Total comprehensive loss							(7,320)

December 31, 2005	4,527	1	13,188	28,894	(8,623)	(21,921)	11,539

Exercise of stock options (including tax benefit of $31)	13		155				155
Stock-based compensation			1,002				1,002
Comprehensive income (loss):
Net income				519			519
Minimum pension liability (net of tax of $64)						169	169

Total comprehensive income							688
Adjustment to initially apply SFAS 158, (net of tax of $3,649)						(6,004)	(6,004)

December 31, 2006	4,540	$1	$14,345	$29,413	$(8,623)	$(27,756)	$7,380

The accompanying notes are an integral part of these consolidated statements.

P EMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$519	$(5,814)	$(2,988)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	3,754	3,866	4,864
Amortization of intangible assets	345	60	157
Provision (benefit) for deferred income taxes	379	(3,759)	(1,149)
Funding in excess of pension cost	(6,044)	(3,653)	(5,508)
Provisions for (recoveries of) losses on receivables	(638)	1,519	(107)
Provision for inventory valuation	634	778	3,055
Loss on disposals of machinery and equipment	—	82	49
Provision for (reversal of) losses on contracts-in-process	(627)	2,280	741
Unrealized (gains) losses on deferred compensation plan assets	—	(340)	157
Stock based compensation expense	1,002	221	883
Changes in assets and liabilities:
Related party receivable	(21)	(21)	(22)
Accounts receivable, trade	(7,223)	15,876	(3,098)
Inventories	5,605	(3,152)	(109)
Prepaid expenses and other	84	219	(583)
Deposits and other	(391)	(359)	(69)
Customer deposits in excess of cost	(2,795)	5,560	(6,796)
Accounts payable and accrued liabilities	2,761	(1,893)	(1,242)

Total adjustments	(3,175)	17,284	(8,777)

Net cash (used in) provided by operating activities	(2,656)	11,470	(11,765)

Cash flows from investing activities:
Capital expenditures	(2,034)	(4,033)	(4,238)
Proceeds from the sale of Pemco Engineers	1,617	—	—

Net cash used in investing activities	(417)	(4,033)	(4,238)

Cash flows from financing activities:
Proceeds from exercise of stock options	124	129	787
Purchase of treasury stock	—	—	(921)
Payment of debt issuance costs	(501)	(52)	(52)
Net change under revolving credit facility	355	(9,279)	15,813
Borrowings under long-term debt	5,000	—	1,797
Principal payments under long-term debt	(1,908)	(1,563)	(1,223)

Net cash provided by (used in) financing activities	3,070	(10,765)	16,201

Net (decrease) increase in cash and cash equivalents	(3)	(3,328)	198

Cash and cash equivalents, beginning of year	26	3,354	3,156

Cash and cash equivalents, end of year	$23	$26	$3,354

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$3,348	$1,900	$1,156

Income taxes	$(310)	$(85)	$709

The accompanying notes are an integral part of these consolidated statements.

P EMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

1. BUSINESSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Pemco Aviation Group, Inc. (the “Company”) is a diversified aerospace and defense company composed of two operating segments: Government Services Segment (“GSS”) and Commercial Services Segment (“CSS”).

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

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash flow generated from operations or by consummating potential strategic divestitures will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be impacted by whether or not the Company wins the KC-135 contract award. The sale of Space Vector and/or the Commercial Services business in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates that may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the Company’s contracts, pension and postretirement benefits, legal contingencies, collectability of accounts receivable, the use and recoverability of inventory, warranty accruals, impairment of long-lived assets, self-insurance accruals and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Cash & Cash Equivalents—Cash equivalents are composed of highly liquid instruments with maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the Company’s consolidated balance sheets approximates fair value.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts—The Company’s allowance for doubtful accounts is recorded on the specific identification method. This method involves subjectivity and includes an evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussions with the customer, marketing, and contracts personnel, as well as other available data.

Given the nature of the GSS business and customers, write-offs have historically been nominal. GSS customers are primarily the U.S. Government or its prime contractors. The CSS primarily services the commercial airline market, and is therefore more susceptible to collection issues. The Company’s services are contract driven, and fees for services performed in accordance with the agreed upon terms of the contract with the customer are collected.

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

Classification	Useful Life In Years
Machinery and equipment	3 -12
Leasehold improvements	5 -20

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

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

Intangible Assets—The Company amortizes intangible assets, if appropriate, over their estimated lives. The Company’s intangible assets consist primarily of capitalized loan origination fees. The loan origination fees had a balance of approximately $0.3 million and $0.1 million at December 31, 2006 and 2005, respectively. All capitalized loan origination fees are scheduled to amortize in 2007.

Deferred Compensation—The Company has a deferred compensation arrangement for its Chief Executive Officer, which provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. During the first quarter of 2005, the Company liquidated the assets in the rabbi trust and reinvested the entire proceeds, reflecting the Company’s decision to more actively manage the portfolio. Concurrent with this change, the Company reclassified the investments from available-for-sale to trading securities, which results in the recognition of unrealized holding gains and losses in current earnings rather than in stockholders’ equity. The Company recognized a $0.3 million gain upon the sale of the assets, which is reflected as a reduction to SG&A in the accompanying consolidated statements of operations. The fair market values of the assets at December 31, 2006 and 2005 were $2.4 million and $2.0 million, respectively, and are reflected in “deposits and other” in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.4 million and $2.0 million at December 31, 2006 and 2005, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

Accrual for Warranty Expenses—The Company provides warranties covering workmanship and materials under its PDM and MRO contracts that generally range from 6 to 18 months after an aircraft is delivered, depending on the specific terms of each contract. The Company provides warranties under its cargo conversion contracts that generally range from approximately 3 to 10 years from the date of aircraft delivery on structure, electrical systems, and other components directly associated with the conversion system and one year from the date of aircraft delivery on workmanship and materials related to general maintenance performed concurrent with the conversion. The Company provides an accrual for anticipated warranty claims based on historical experience, current warranty trends and specific warranty terms. The accrual is management’s best estimate of anticipated costs related to aircraft that were under warranty at December 31, 2006 and 2005. Periodic adjustments to the accrual are made as events occur that indicate changes are necessary. The accrual for warranty expenses was approximately $0.7 million and $1.4 million at December 31, 2006 and 2005, respectively, and is included in accrued liabilities – other in the accompanying consolidated balance sheets.

Pensions—The Company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plans are based on age at retirement, average annual compensation during the last five years of employment and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS No. 158”) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As required by FAS No. 158, the Company adopted the balance sheet recognition provisions at December 31, 2006 which resulted in the Company recording $6.0 million in accumulated comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

Customer Deposits in Excess of Cost—In the normal course of business, the Company may receive payments from customers in excess of costs that it has expended on contracts. These payments are associated with milestone payments or deposits to hold production slots. To the extent that the Company has deposits in excess of expended costs on a contract, the amount in excess of cost is reflected as a liability.

Stock Options—Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on fair values. The Company’s financial statements as of December 31, 2006 reflect the impact of FAS 123(R). Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in the Company’s Consolidated Statement of Operations as of December 31, 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

Prior to January 1, 2006, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, for stock option grants to individuals defined as employees. Accordingly, no compensation expense was recognized for options granted at or above the fair market value of the underlying stock on the grant date. The following table illustrates what the effect on net income and earnings per share would have been had the Company applied the fair value recognition provisions of FASB Statement No. 123 to stock option grants to employees.

(In Thousands Except Per Share Information)

	2005	2004
Net loss—as reported	$(5,814)	$(2,988)
Stock based compensation under fair value method, net of tax effect	(879)	(1,843)

Net loss—pro forma	$(6,693)	$(4,831)

Net loss per share, basic—as reported	$(1.42)	$(0.73)

Net loss per share, diluted—as reported	$(1.42)	$(0.73)

Net loss per share, basic —pro forma	$(1.63)	$(1.19)

Net loss per share, diluted—pro forma	$(1.63)	$(1.19)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

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

The fair value of the options granted prior to 2005 was estimated on the date of grant using a different option-pricing model and the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	1.7% -1.9%	1.8%
Expected volatility	61%	66%
Expected life	2.3	2.5
Dividend yield	0%	0%

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

Revenue at the CSS is derived principally from aircraft maintenance, modification, and conversion programs under contracts with the owners and operators of large commercial airlines. The CSS recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost. CSS uses program accounting for contracts that involve the modification of multiple aircraft, require significant engineering cost, and involve certain learning curve costs that were considered in determining the sales value of the contract. Under program accounting, the total cost to complete all aircraft under the contract is estimated and charged to cost of sales on a basis consistent with how the revenue is recognized.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

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

Comprehensive Income—Comprehensive income consists primarily of net income (loss), the after-tax impact of the minimum pension and postretirement liabilities, and the after-tax impact of unrealized gains and losses on available-for-sale investments. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate.

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

Statement of Cash Flows—Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. Non-cash transactions during 2006 included $0.4 million of inventory received for the sale of Pemco Engineers. Non-cash transactions during 2004 included $0.2 million of net realized and unrealized gains from the change in the investment balance of the deferred compensation plan. In addition, during 2004 the Company recorded a $0.7 million increase to treasury stock and additional paid-in-capital related to the settlement of an equity compensation arrangement.

Recently Issued Accounting Standards—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) which clarifies the criteria for the recognition of tax benefits under SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 is effective for fiscal years beginning after December 15, 2006, and requires that the cumulative effect of applying its provisions be disclosed separately as a one-time, non-cash charge against the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of FIN No. 48 and any impact on its financial position cannot be readily determined at this time.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that FAS No. 157 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

(“FAS No. 158”) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. FAS No. 158 is effective as of the fiscal year ending after December 15, 2006. As required by FAS No. 158, the Company adopted the balance sheet recognition provisions at December 31, 2006 which resulted in the Company adjusting several balance sheet accounts as described in Note 9.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of the new standard is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements more easily understand the effect of a company’s choice to use fair value on its earnings. The Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FAS No. 157 and FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments.

FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS No. 157. The Company has not begun evaluating the potential impact, if any, the adoption of FAS No. 159 could have on its consolidated financial position, results of operations, and cash flows.

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

DECEMBER 31, 2006, 2005 and 2004

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

The Company initially applied SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended December 31, 2006. There was no change to the Company’s financial position or results of operations as a result.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 will be effective for the Company in the first interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.

2. NET INCOME PER COMMON SHARE

Computation of basic and diluted earnings per share:

(In Thousands Except Per Share Information)

For the Year Ended December 31, 2006	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$519	4,123	$0.13
Dilutive securities		105	(0.01)

Diluted earnings and per share amounts	$519	4,228	$0.12

For the Year Ended December 31, 2005	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$(5,814)	4,108	$(1.42)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(5,814)	4,108	$(1.42)

For the Year Ended December 31, 2004	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$(2,988)	4,072	$(0.73)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(2,988)	4,072	$(0.73)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

In 2005 and 2004, as a result of net losses, all options to purchase shares of Common Stock were excluded from the computation of diluted earnings per share because the effect of including these potential shares was anti-dilutive. Options to purchase 785,928 shares of Common Stock related to 2006 were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net as of December 31, 2006 and 2005 consists of the following:

(In Thousands)

	2006	2005
U.S. Government:
Amounts billed	$4,642	$4,679
Recoverable costs and accrued profit on progress completed—not billed	1,263	4,176
Commercial Customers:
Amounts billed	14,354	9,681
Recoverable costs and accrued profit on progress completed—not billed	2,354	971

	22,613	19,507
Less allowance for doubtful accounts	(392)	(1,935)

Accounts receviable, net	$22,221	$17,572

Recoverable costs and accrued profit on progress completed not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts, even though earned, were not billable under the contract terms at December 31, 2006 and 2005.

At December 31, 2005, the Company included approximately $1.0 million in Unbilled Receivables pertaining to a claim for an outstanding Request for Equitable Adjustment (“REA”) on its H-3 Helicopter contract with the United States Navy. At December 31, 2004, the Company included approximately $1.3 million in Unbilled Receivables pertaining to a claim for an outstanding REA related to its former KC-135 program as a prime contractor to the U.S. Government. REA proceeds related to its former KC-135 program totaling $1.3 million were collected during 2005.

4. INVENTORIES

Inventories as of December 31, 2006 and 2005 consist of the following:

(In Thousands)

	2006	2005
Work in process	$25,468	$24,585
Finished goods	786	786
Raw materials and supplies	11,722	11,888

Total	37,976	37,259
Less reserves for obsolete inventory	(3,047)	(2,552)
Less milestone payments and customer deposits	(20,617)	(15,169)

	$14,312	$19,538

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The title to all inventories on which the Company receives milestone payments is vested in the customer to the extent of the milestone payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2006 and 2005 amounted to $1.9 million and $2.3 million, respectively, and are associated with government contracts.

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

5. DEBT

Debt as of December 31, 2006 and 2005 consists of the following:

(In Thousands)

	2006	2005
Revolving Credit Facility; interest at LIBOR plus 6.0% (11.35% at December 31, 2006)	$21,855	$21,500
Bank Term Loan; interest at LIBOR plus 3.00% (8.35% at December 31, 2006)	1,000	2,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (8.35% at December 31, 2006)	719	1,437
Airport Authority Term Loan; interest at BMA plus 0.36% (4.07% at December 31, 2006)	1,960	2,140
Senior Secured Note, interest at 15%	5,000	—
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	12	22

Total long-term debt	30,546	27,099
Less portion reflected as current	(28,760)	(25,126)

Long term-debt, net of current portion	$1,786	$1,973

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a Revolving Credit Facility and a Bank Term Loan. During 2003 and 2004, the Company and its lenders entered into a series of amendments to the Credit Agreement that adjusted the maturity dates and commitment levels. On June 28, 2005, the Credit Agreement was amended to extend the Revolving Credit Facility maturity date to October 15, 2006 and to reduce the commitment amount to $28.0 million. Until the Credit Agreement was amended and restated on October 12, 2006 (see below), the interest on the Revolving Credit Facility was computed at LIBOR plus 2.00% to 2.75%, based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $21.9 million outstanding under the Revolving Credit Facility at December 31, 2006. Additional availability under the Revolving Credit Facility at December 31, 2006 was $3.1 million.

The Bank Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 2.25% to 3.00% (8.35% at December 31, 2006), determined by the ratio of adjusted funded debt to earnings before interest, taxes,

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

depreciation and amortization as each is defined in the Credit Agreement. The loan is payable in 60 monthly installments of $83,333 plus interest.

The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.35% at December 31, 2006). The loan is payable in 31 monthly installments of $59,890.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (“BMA”) rate plus 0.36% (4.07% at December 31, 2006). The amount outstanding under the Airport Authority Term Loan at December 31, 2006 was $2.0 million and is payable in 14 annual installments of approximately $180,000. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank. The Note contains customary events of default consistent with the events of default defined in the Amended Credit Agreement. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on February 15, 2007 to change the maturity date of the Note to the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

Principal maturities of debt over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

2007	28,760
2008	186
2009	180
2010	180
2011	180
Thereafter	1,060

$30,546

The total amount of the Revolving Credit Facility and Note that are included in the 2006 maturity of debt listed above relates to the scheduled expiration of the Revolving Credit Facility on August 31, 2007. The above loans are collateralized by substantially all of the assets of the Company and have various covenants that limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities,

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts.

During each quarter of 2005, the Company violated the fixed charge coverage ratio covenant under the Revolving Credit Facility due to losses incurred by the Company during 2005. As of September 30, 2005, the Company violated the adjusted tangible net worth covenant. On March 31, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the first quarter of 2005 and the fourth quarter of 2004. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the second and third quarters of 2005 to use annualized 2005 results rather than total results of the past four quarters, and to increase the adjusted tangible net worth covenant from approximately $30.0 million to $33.5 million. On August 11, 2005, the Company obtained a waiver from the lenders for the fixed charge coverage ratio covenant violation with respect to the second and third quarters of 2005. The Credit Agreement was amended to revise the calculation of the fixed charge coverage ratio for the fourth quarter of 2005, decreasing the required ratio of operating income to fixed charges from 1.2 to 1.0 and increasing the adjusted tangible net worth covenant from approximately $33.5 million to $38.5 million. As of December 31, 2005, the Company was in violation of the fixed charge coverage ratio and the adjusted tangible net worth ratio. The Company obtained a waiver from the lenders for all debt covenant violations through December 31, 2005. On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. For the six months ended June 30, 2006, the Company violated a debt covenant requiring the Company to achieve income before income taxes of $1.0 million. The Company obtained a waiver from the lenders for the debt covenant violation for the six-month period ended June 30, 2006. As discussed below, the debt covenants were further amended on October 12, 2006. The Company was in compliance with all debt covenants at December 31, 2006, except for the requirement to file annual financial statements within 90 days for which a waiver has been obtained.

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

•

changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% (11.35% at December 31, 2006), determined on quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”) as defined in the Amended Credit Agreement, and established new debt covenants as follows:

i)	Beginning with the quarter ending December 31, 2006, a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

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

There can be no assurances that the Company will satisfy all of the debt covenants or that the availability under the Revolving Credit Facility will be sufficient to continue its operations. If the Company violates the debt covenants, all debt may become due and payable. If additional financing is needed, the Company’s negative results of operations in 2005 and 2004 and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

6. ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

At December 31, 2006 and 2005, the allowance for estimated losses on contracts-in-process of approximately $3.2 million and $3.8 million, respectively, was netted against inventory in accordance with SOP 81-1 to adjust inventory to the net realizable value. This accrual is based upon management assumptions and estimates, and includes the application of the Company’s normal cost accounting methods and provisions for performance penalties. It is possible that actual results could differ from those assumptions used by management and changes to those assumptions could occur in the near term, which could result in the realization of additional losses. Management believes these assumptions are a reasonable estimate of the losses to be incurred on the respective loss contract activity through completion.

7. INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2006, 2005, and 2004 is as follows:

(In Thousands)

	2006	2005	2004
Current:
Federal	$—	$—	$(266)
State	75	(54)	92

	75	(54)	(174)

Deferred:
Federal	339	(2,912)	(631)
State	(207)	(610)	92

	132	(3,522)	(539)

	$207	$(3,576)	$(713)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

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

(In Thousands)

	2006	2005
Pension costs	$(13,242)	$(10,863)
Machinery, equipment, and improvements	(838)	(1,175)
Net maintenance and service costs	(1,972)	(5,194)

Gross deferred tax liabilities	(16,052)	(17,232)

Stock options	382	—
Accrued vacation	1,353	1,492
Deferred compensation	235	—
Accrued worker’s compensation	463	368
Inventory reserves	1,160	975
Contingency reserves	227	414
Pension and post retirement minimum liability	17,106	13,562
Deferred income	1,391	2,216
Other accruals and reserves	1,210	3,769
Federal operating loss carry-forwards	7,377	5,979
State operating loss carry-forwards	1,301	1,090
Alternative minimum tax credit carry-forwards	1,386	1,386

Gross deferred tax assets	33,591	31,251

Deferred tax asset valuation allowance	(424)	(399)

Net deferred tax asset	$17,115	$13,620

For tax purposes, the Company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. This tax accounting differs from GAAP accounting for these items creating a temporary difference, which is reflected as net maintenance and service costs in the table above. The accumulated temporary difference for these items at December 31, 2006 and 2005 is $5.2 million and $13.6 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $2.0 million and $5.2 million for December 31, 2006 and 2005, respectively.

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

DECEMBER 31, 2006, 2005 and 2004

A reconciliation from income tax expense computed at the U.S. federal statutory rate of 35% to the Company’s provision for income tax expense (benefit) from continuing operations is as follows:

(In Thousands)

	2006	2005	2004
Income tax expense (benefit) at federal statutory rate	$118	$(3,409)	$(570)
State income tax expense (benefit)	6	(271)	(263)
Increase in valuation allowance	25	49	16
Other, net	58	55	104

Income tax expense	$207	$(3,576)	$(713)

At December 31, 2006 and 2005, the Company had estimated tax effected federal and state operating loss carry-forwards of approximately $9.2 million and $7.3 million, respectively. The loss carry-forwards expire at various dates between 2007 and 2023. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance. The alternative minimum tax credit carry-forwards of $1.4 million, included in the deferred tax assets at December 31, 2006 and 2005 do not expire.

8. STOCK OPTION PLANS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during fiscal year 2000 with outstanding options being combined with the Stock Option Plan. Options available to be granted under the Stock Option Plan amounted to approximately 353,000 at December 31, 2006. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS No. 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options, over the service period (generally the vesting period) in the consolidated financial statements. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition,

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity, rather than as an operating activity as in the past.

The following table summarizes Stock Option Plan activity for the years ended December 31:

(In Thousands, Except Per Share Information)

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price
Outstanding beginning of year	1,054	$20.42	1,029	$20.16	932	$15.68
Granted	79	17.42	55	26.27	235	35.14
Exercised	(13)	9.89	(9)	13.85	(114)	12.70
Forfeited	(49)	21.02	(21)	26.17	(24)	25.14

Outstanding end of year	1,071	20.29	1,054	20.42	1,029	20.16

Exercisable end of year	1,001		922		802
Estimated weighted average fair value of options granted	$7.89		$12.23		$13.04

The following table summarizes information about stock options outstanding at December 31, 2006:

(In Thousands, Except Per Share Information)

Range of Exercise Prices	Number of Outstanding Options at 12/31/2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Options at 12/31/2006	Weighted Average Exercise Price
$ 2.85 – $4.58	15	1.63	$4.19	15	$4.19
$ 8.72 – $10.13	146	3.02	9.07	146	9.07
$10.59 – $13.24	162	4.12	11.31	162	11.31
$16.49 – $17.35	245	6.31	16.74	228	16.69
$17.66 – $24.53	246	6.29	23.77	218	24.06
$25.51 – $35.70	257	7.33	33.36	232	33.46

	1,071	5.70	$20.29	1,001	$20.00

9. EMPLOYEE BENEFIT PLANS

On December 31, 2006, the Company adopted the recognition provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. At December 31, 2006, the Company had a defined benefit postretirement plan, which is discussed further below, that met the recognition criteria of SFAS 158. Accordingly, at December 31, 2006, the Company recognized the funded status of this plan with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net actuarial losses and net prior service costs. These amounts subsequently will be recognized as periodic net pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Additionally, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

subsequently recognized as a component of accumulated other comprehensive income in the same manner as prior amounts.

The adoption of SFAS 158 had no impact on the Company’s Consolidated Statements of Operations for the year ended December 31, 2006, or for any period presented, and it will not impact the Company’s operating results in the future. The impact of adopting SFAS 158 on the Company’s balance sheet at December 31, 2006, is presented in the following table (in thousands). The adoption of SFAS 158 resulted in $11.7 million previously reported as short-term pension liability being classified as long-term as of December 31, 2006.

	Prior to Adopting SFAS 158	Impact of Adoption	Reported December 31, 2006
Defined benefit pension plan:
Intangible pension asset	$7,763	$(7,763)	$—
Pension benefit liability-short and long-term	(17,128)	(1,644)	(18,772)
Postretirement benefit liability	(574)	(246)	(820)
Accumulated other comprehensive income (loss)	21,752	6,004	27,756
Deferred income tax assets	13,457	3,649	17,106

Pension—The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements of federal laws and regulations concerning pensions. The Company uses a December 31 measurement date in accounting for the Pension Plan.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

Changes during the year in the benefit obligation, fair value of plan assets, funded status, and amounts recognized in the statements of financial condition at December 31 were as follows:

(In Thousands)

	2006	2005
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$129,351	$122,891
Service Cost	2,728	2,688
Interest Cost	7,505	7,338
Amendment	621	5,636
Assumption changes	5,614	—
Actuarial (gain) loss	(44)	234
Benefits paid	(9,771)	(9,436)

Benefit obligation, end of year	$136,004	$129,351

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$103,031	$99,594
Actual return on plan assets	13,156	5,495
Employer contribution	10,952	7,832
Benefits and expenses paid	(9,906)	(9,890)

Fair value of plan assets, end of year	$117,233	$103,031

Unfunded status	$(18,771)	$(26,320)
Unrecognized net actuarial loss	—	37,645
Unamortized prior service cost	—	8,476

Net amount recognized	$(18,771)	$19,801

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
	2006	2005
Net accrued liability	$(18,771)	$(24,158)
Intangible asset	—	8,476

Net amount recorded	$(18,771)	$(15,682)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
	2006	2005
Net actuarial loss	$36,853	$35,483
Prior service cost	7,763	—

Net amount recognized	$44,616	$35,483

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

The accumulated benefit obligation for the Pension Plan was $134.4 million and $127.2 million at December 31, 2006 and 2005, respectively. Information for the Pension Plan with an accumulated benefit obligation in excess of plan assets, as of December 31, 2006 and 2005, was as follows:

(In Thousands)

	2006	2005
Projected benefit obligation	$136,004	$129,351
Accumulated benefit obligation	134,360	127,189
Fair value of plan assets	117,233	103,031

Components of the Pension Plan’s net periodic pension cost were as follows:

(In Thousands)

	2006	2005
Service cost	$2,728	$2,688
Interest cost	7,505	7,338
Expected return on plan assets	(9,069)	(8,875)
Amortization of prior service cost	1,334	1,023
Amortization of net loss	2,411	2,005

Net periodic benefit cost	$4,909	$4,179

The estimated net loss and prior service cost for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.9 million and $1.3 million, respectively.

The weighted average assumptions used to determine benefit obligations under the Pension Plan at December 31 were as follows:

	2006	2005
Discount rate	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2006	2005
Discount rate	6.00%	6.00%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%

The expected long-term rate of return on Pension Plan assets was determined based upon historical market returns, expectations of future long-term capital market appreciation, and the Pension Plan’s target asset allocations. In estimating the discount rate, the Company considered rates of return on high quality fixed-income investments currently available, and expected to be available, during the period to maturity of the pension benefits.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

The Company’s weighted average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	2006	2005
Domestic equity funds	54.5%	53.7%
International equity funds	11.3%	9.9%
Domestic fixed income funds	24.9%	27.0%
Other	9.3%	9.4%

The basic goal underlying the Company’s investment policy is to ensure the assets of the Pension Plan are invested in a prudent manner. The Company’s investment objectives with regards to its pension plan assets include achieving a rate of return that is competitive with returns achieved by similar pension portfolios and by market averages. The Company’s strategy for achieving its desired total rate of return while reducing risk to an acceptable level includes appropriate diversification of Pension Plan assets. The Company believes diversification across different asset classes and different capital markets allows the portfolio to take advantage of a variety of economic environments and at the same time acts to reduce risk by dampening the portfolio’s volatility of returns. The Company’s target asset allocation guidelines at December 31, 2006 were as follows:

Target Allocation Ranges
Equity	50%-75%
Fixed Income	25%-50%
Other	0%-10%

The Company’s investment policy prohibits investment activity in municipal or tax exempt securities; commodities; securities of the Pension Plan Trustee or Investment Manager, including affiliates; unregistered or restricted stock; short sales; and margin purchases. The Pension Plan does not own any shares of the Company’s Common Stock.

The Company expects to contribute approximately $11.7 million to the Pension Plan during 2007. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

2007	$10,193
2008	10,230
2009	10,304
2010	10,381
2011	10,424
2012 – 2016	53,185

Postretirement Benefits—The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees’ active service period. The Company provides health care benefits to both salaried and hourly retired employees at its Birmingham and Dothan, Alabama facilities. The retirees’ spouse and eligible dependents are also entitled to coverage under this defined benefit plan as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

The retirees pay premiums based on the full active coverage rates. These premiums are assumed to increase at the same rate as health care costs. Benefits under the plan are subject to certain deductibles, co-payments, and annual and lifetime maximums. Currently, the plan is unfunded. The Company uses a December 31 measurement date in accounting for its other postretirement benefit plan.

Changes in the benefit obligation, plan assets, and funded status during the year and amounts recognized in the statements of financial condition at December 31 were as follows:

(In Thousands)

	2006	2005
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$763	$684
Service Cost	63	61
Interest Cost	47	43
Actuarial (gain) loss	41	79
Benefits paid	(94)	(104)

Benefit obligation, end of year	$820	$763

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	94	104
Benefits paid	(94)	(104)

Fair value of plan assets, end of year	$—	$—

Unfunded status	$(820)	$(763)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
	2006	2005
Current Liabilities	$(81)	$(57)
Noncurrent liabilities	(739)	(706)

Unfunded status	$(820)	$(763)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
	2006	2005
Net actuarial loss	$157	$—
Prior service cost	(3)	—
Net transition obligation	92	—

Net amount recognized	$246	$—

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

Information for the postretirement benefit plan with a benefit obligation in excess of plan assets is as follows:

(In Thousands)

	2006	2005
Benefit obligation	$820	$763
Fair value of plan assets	—	—

Components of the plan’s net periodic pension cost were as follows:

(In Thousands)

	2006	2005
Service cost	$63	$61
Interest cost	47	43
Amortization of net actuarial loss	9	4
Amortization of prior service cost	(1)	(1)
Amortization of net transition obligation	16	16

Net periodic benefit cost	$134	$123

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2006	2005
Discount rate	6.00%	6.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2006	2005	2004
Discount rate	6.00%	6.25%	6.25%

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.5% for 2006, decreasing gradually to an ultimate rate of 5.0% in year 2014, and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)

	1 - Percentage Point Increase			1 - Percentage Point Decrease
	12/31/06	12/31/05	12/31/04	12/31/06	12/31/05	12/31/04
Effect on total service and interest cost components	$10	$11	$9	$(9)	$(9)	$(8)
Effect on postretirement benefit obligation	$70	$76	$59	$(62)	$(67)	$(52)

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

The Company expects to contribute $81,000 to the postretirement benefit plan during 2007. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

Expected Benefit Payments:

2007	$81
2008	63
2009	73
2010	85
2011	103
2012 – 2016	462

Self-Insurance—The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers’ compensation. Losses and claims are accrued as incurred.

The Company maintains self-insured health and dental plans for employees at its Alabama facilities. The Company has reserves established in the amounts of $0.9 million and $1.2 million for reported and for incurred but not reported claims at December 31, 2006 and 2005, respectively.

The Company has a self-insured workers compensation program with a self-insured retention of $300,000 per occurrence. Claims in excess of the retention level are fully insured. Included in deposits and other in the accompanying consolidated balance sheets at December 31, 2006 and 2005, is $130,000 deposited with the State of Alabama in connection with the Company’s self-insured workers’ compensation programs. The Company recorded reserves of $1.2 million and $1.0 million for workers’ compensation claims related to the self-insured programs at December 31, 2006 and 2005, respectively. A Letter of Credit of $1.2 million with Wachovia Bank supports the self-insured workers’ compensation programs.

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

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

Defined Contribution Plan—The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and Company matching contributions are discretionary. A matching contribution of $5,000 and $ 0 was made in 2006 and 2005, respectively. Employees are always 100 percent vested in their contributions.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the GSS expires on September 30, 2019. The principal lease for the CSS expires on December 31, 2023 and has two five year renewal options. The GSS lease provides for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2007	$1,423	$171	$1,594
2008	1,275	159	1,434
2009	1,275	39	1,314
2010	1,275	—	1,275
2011	1,275	—	1,275
Thereafter	12,006	—	12,006

Total minimum future rental commitments	$18,529	$369	$18,898

Total rent expense charged to continuing operations for the years ended December 31, 2006, 2005, and 2004 amounted to $2.2 million, $3.5 million, and $3.6 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $0.9 million, $1.6 million, and $1.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Concentrations

In the ordinary course of business, the Company extends credit to many of its customers. As of December 31, 2006 and 2005, accounts receivable from three customers amounted to $12.8 million and $10.6 million, respectively.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 53%, 61% and 69% of the Company’s revenues from continuing operations in 2006, 2005 and 2004, respectively. The KC-135 program in and of itself comprised 45%, 53% and 62% of the Company’s total revenues from continuing operations in 2006, 2005 and 2004, respectively. A contract with Northwest Airlines comprised 16%, 24%, and 23% of total revenues from continuing operations in 2006, 2005, and 2004, respectively. Also, a contract with Southwest Airlines comprised 10% of total revenues from continuing operations in 2006. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a materially adverse effect on the Company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11th Circuit Court of Appeals for determination on certain procedural issues. The parties subsequently entered into arbitration which settled during consecutive mediation efforts. A settlement agreement was executed between the parties December 2, 2005 wherein the Company agreed to provide the plaintiff Revision 3 (replacement of cargo door) or any superseding revision to the 737-300 Supplemental Type Certificate. The Company accrued the estimated cost of the settlement of $1.1 million as of December 31, 2005. During the second quarter of 2006, the Company received approval from the FAA to use refurbished aircraft doors rather than replacing existing doors with new ones. On September 23, 2006, Falcon Air declared bankruptcy. On October 30, 2006, the settlement agreement was amended to remove one aircraft of the three from the requirements. The Company subsequently discovered that the plaintiffs had violated the settlement agreement in late 2006. On March 14, 2007, the remaining two aircraft were removed from the requirements and the case settled, with the Company’s insurer paying $3.0 million and the Company being absolved of any requirements to provide services on these aircraft. Swedish bankruptcy court is expected to approve the final settlement agreement. As a result of amendments to the settlement agreements the Company reduced the estimated cost of the settlement by $1.0 million in 2006.

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

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. A modification of the contract occurred in September 1996, to include Egyptian Air Force helicopters in the depot level maintenance program (“EDLM”). In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy totaling over $4.9 million plus interest. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. Negotiations for settlement were unsuccessful. In January 2004, the Company elected to file the claims with the Armed Services Board of Contract Appeals, which consolidated the SDLM, Executive Transport and EDLM appeals into one case for litigation purposes. The parties entered into voluntary mediation on March 29, 2006 and settled the case. The government has agreed to pay $1.85 million to the Company in settlement of all three claims. The Company recorded $0.8 million of revenue related to the settlement during the first quarter of 2006. The Company paid $0.3 million in legal fees related to this settlement in 2006 which is reflected in selling, general and administrative expenses on the Consolidated Statement of Operations. Approximately $1.0 million of revenue related to the claim had been recognized in periods prior to 2005.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief, and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case was remanded to federal district court in Birmingham, Alabama for trial, and trial was scheduled for May 14, 2007. In continuing mediation efforts, the Company has reached an agreement to settle the case with the EEOC for $0.4 million. The settlement is currently pending court approval, which is anticipated to occur by May, 2007. During 2006, the Company reversed $0.5 million of accruals related to the settlement of the case with the EEOC. The Company believes it has taken effective remedial and corrective action, and acted promptly in respect to any specific complaint by an employee.

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

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2006 and 2005, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of December 31, 2006. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. It is believed that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

11. RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer, approximately $0.4 million under the terms of a Promissory Note. The Promissory Note carries a fixed interest rate of 5% per annum and is payable within 60 days of Mr. Aramini’s termination of employment with the Company. Any change in this related party receivable relates to interest accumulated during the period.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment, effective December 29, 2006 (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Company and Mr. Aramini had previously entered into a First Amendment (the “First Amendment”) to the Agreement dated as of May 16, 2003.

The Agreement, as amended by the First Amendment, provided for an initial lump-sum contribution of $562,140 by the Company to an associated rabbi trust for the benefit of Mr. Aramini, and, for each of the 2002, 2003, 2004, 2005, 2006 and 2007 full calendar years of employment, provided for Company lump sum trust contributions of $287,820, $308,560, $296,000, $324,240, $359,861 and $380,326, respectively, following year-end. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. Pursuant to the Second Amendment to the Agreement, the Company’s obligation to make the $380,326 lump sum trust contribution for the 2007 calendar year has been eliminated.

On February 22, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured Note due February 15, 2007 in the principal amount of $5.0 million. The Company entered into the Note Purchase Agreement in order to secure working capital and minimum required pension funding. On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum, is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company.

On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2008. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date of February 15, 2008 for the Note. All other terms and conditions of the Note and the Note Purchase Agreement remain the same. The Company paid the Special Value Bond Fund $0.4 million in interest during 2006.

The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made.

12. LABOR CONTRACTS

On December 31, 2006, the Company had 1,506 employees. Approximately 973 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”) and the International Association of Machinists and Aerospace Workers (“IAM”). Negotiations took place with both unions in 2005. The Company’s agreement with the UAW, which represents the GSS workforce, was ratified for a new five-year period and will expire on March 21, 2010. The Company’s agreement with the IAM, which represents the CSS workforce, was ratified for a new three-year period and will expire on August 9, 2008.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2006 and 2005, the carrying amounts of the Company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

During the fourth quarter of 2006, the Company reversed $0.5 million of accruals for EEOC claims based on settlement negotiations prior to the issuance of the financial statements. The Company also reversed $0.5 million of accruals for the Falcon Air claim based on a violation of the settlement agreement by the claimant. Both the EEOC claim and the Falcon Air claim are described in detail in Note 10. The Company also recorded charges of $2.5 million related to losses on the U.S. Navy P-3 program including expected future losses on aircraft in work at December 31, 2006.

During the fourth quarter of 2005, the Company recorded a $1.1 million charge related to the initial settlement agreement of the Falcon Air claim. The Company also recorded charges of $1.8 million related to losses on contracts-in-process. The Company also recorded charges of $0.4 million in the fourth quarter of 2005 related to cost incurred for implementing a new maintenance line for the new U.S. Navy P-3 program and the related losses expected on the first two aircraft. The Company also provided an additional $0.3 million for slow-moving inventory during the fourth quarter of 2005.

During the fourth quarter of 2004, the Company recorded a $0.7 million charge related to losses on contracts-in-process. The charge included losses attributable to costs accumulated through December 31, 2004 plus anticipated costs through completion of the contracts. The Company recorded a net gain of $0.3 million in connection with the settlement of an REA for $1.3 million and the close-out of the related contract for $0.8 million during December 2004. The Company had previously recorded $1.8 million in assets, included in unbilled receivables and other recoverable costs in work-in-process, in anticipation of the REA settlement and contract close-out. The Company recorded a gain of $0.9 million during the fourth quarter of 2004 related to a settlement with the administrator of a self-insured life insurance program (see Note 9 Employee Benefit Plans). The Company recorded a $0.9 million charge at the MCS during the fourth quarter of 2004 to increase the reserve for inventory obsolescence. The increase in the inventory reserve is primarily attributable to the planned relocation of one of the segment’s facilities and concurrent change to increase outsourcing of certain specialty manufacturing.

15. SEGMENT INFORMATION

The Company has two operating segments: GSS and CSS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The businesses historically comprising the MCS have been or are in the process of being sold and are not presented in the segment information.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on total (external and inter-segment) revenues,

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The Company has not historically allocated income taxes, other income or expense, interest income and interest expense to segments. The Company does allocate these items between continuing operations and discontinued operations; therefore, interest expense and income tax expense or benefit is not consistent with previously reported amounts.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The CSS may generate revenues from governmental entities or programs and the GSS may generate revenues from commercial entities.

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

(In Thousands)

	2006	2005	2004
Change in accumulated depreciation and amortization reflected on the consolidated balance sheets	$3,472	$3,733	$3,556
Net depreciation and amortization (capitalized into) or removed from work-in-process	(31)	(88)	1,043

Depreciation and amortization recorded in cost of goods sold upon delivery of aircraft	$3,441	$3,645	$4,599

The following table presents information about 2006 segment profit or loss:

(In Thousands)

	GSS	CSS	Consolidated
Revenues from external domestic customers	$85,360	$64,785	$150,145
Revenues from external foreign customers	37	10,527	10,564
Inter-company revenues	102	195	297

Total segment revenues	85,499	75,507	161,006
Elimination			(297)

Total revenue			$160,709

Gross profit	$6,877	$13,828	$20,705
Segment operating income (loss)	(2,164)	5,415	3,251
Interest expense			(2,914)
Income tax expense			(207)

Income from continuing operations			$130

Assets	$45,860	$35,549	$81,409
Depreciation/amortization	1,804	1,637	3,441
Capital additions	1,615	350	1,965

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

The following table presents information about 2005 segment profit or loss:

(In Thousands)

	GSS	CSS	Consolidated
Revenues from external domestic customers	$81,960	$47,665	$129,625
Revenues from external foreign customers	—	5,207	5,207
Inter-company revenues	—	345	345

Total segment revenues	81,960	53,217	135,177
Elimination			(345)

Total revenue			$134,832

Gross profit	$7,906	$2,995	$10,901
Segment operating loss	(2,010)	(6,605)	(8,615)
Interest expense			(1,741)
Other income			650
Income tax benefit			3,576

Loss from continuing operations			$(6,130)

Assets	$52,417	$35,590	$88,007
Depreciation/amortization	1,806	1,898	3,704
Capital additions	3,053	325	3,378

The following table presents information about 2004 segment profit or loss:

(In Thousands)

	GSS	CSS	Consolidated
Revenues from external domestic customers	$133,538	$55,494	$189,032
Revenues from external foreign customers	—	5,063	5,063
Inter-company revenues	—	4,237	4,237

Total segment revenues	133,538	64,794	198,332
Elimination			(4,237)

Total revenue			$194,095

Gross profit	$14,657	$9,649	$24,306
Segment operating income (loss)	2,621	(3,025)	(404)
Interest expense			(1,219)
Income tax benefit			713

Loss from continuing operations			$(910)

Assets	$62,624	$39,183	$101,807
Depreciation/amortization	3,292	1,464	4,756
Capital additions	2,103	1,937	4,040

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

16. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited consolidated quarterly financial data for the years ended December 31, 2006 and 2005 are presented below.

(In Thousands, Except Per Share Information)

	Quarter Ended 3/31/06	Quarter Ended 6/30/06	Quarter Ended 9/30/06	Quarter Ended 12/31/06
Net Sales	$37,643	$49,647	$38,343	$35,076
Gross Profit	6,815	6,692	5,069	2,129
Income (Loss) from Continuing Operations	79	445	(574)	180
Net Income (Loss) per Share:
Basic	$0.02	$0.11	$(0.13)	$0.03
Diluted	$0.02	$0.10	$(0.13)	$0.03

	Quarter Ended 3/31/05	Quarter Ended 6/30/05	Quarter Ended 9/30/05	Quarter Ended 12/31/05
Net Sales	$44,048	$38,599	$31,025	$21,160
Gross Profit	8,184	4,966	2,341	(4,590)
Income (Loss) from Continuing Operations	1,159	(368)	(3,747)	(3,174)
Net Income (Loss) per Share:
Basic	$0.28	$(0.09)	$(0.91)	$(0.77)
Diluted	$0.26	$(0.09)	$(0.91)	$(0.77)

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

18. DISCONTINUED OPERATIONS

As a result of continued operating losses, in the third quarter of 2006, the Board of Directors of the Company approved a formal plan to divest the Company’s Pemco Engineers subsidiary and identified a strategic buyer. Closing on the sale of assets occurred on September 30, 2006. In the fourth quarter of 2006, the Board of Directors approved a plan to divest the Company’s Space Vector operation. Both operations had previously comprised the MCS segment.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these business units have been reported as discontinued operations and, accordingly, income and losses from

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of and for the Years Ended

DECEMBER 31, 2006, 2005 and 2004

operations have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In Thousands)
Net Sales	$15,773	$15,480	$7,070
Income/(loss) before income taxes	$636	$79	$(2,686)
Income tax expense/(benefit)	247	(237)	(608)

Income/(loss) from discontinued operations	$389	$316	$(2,078)

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $578,000, $171,000 and $85,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

To conform with this presentation, all prior periods have been reclassifed. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively. As of December 31, 2006 and 2005, net assets of discontinued operations, substantially all of which at December 31, 2006 relate to Space Vector, consisted of the following:

	2006	2005
	(In Thousands)
Accounts Receivable	$5,456	$3,280
Inventory	153	1,416
Deferred tax asset	1,206	1,505
Prepaid expenses and other current assets	53	74

Current Assets	6,868	6,275

Property, plant and equipment, net	249	909
Deposits and other	60	97

Non-current Assets	309	1,006

Total Assets	$7,177	$7,281

Accounts Payable	$720	$1,690
Accrued Expenses	207	201

Current Liabilities	927	1,891

Net Assets	$6,250	$5,390

S UPPLEMENTARY INFORMATION

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2006, 2005 and 2004

(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2006
Allowance for doubtful accounts	$1,935	$—	$—	$(1,543)	$392
Reserve for contract commitments, losses	3,829	3,202	—	(3,829)	3,202
Reserve for obsolete inventories	2,552	634	—	(139)	3,047

2005
Allowance for doubtful accounts	$448	$1,628	$—	$(141)	$1,935
Reserve for contract commitments, losses	741	3,188	—	(100)	3,829
Reserve for obsolete inventories	3,023	765	—	(1,236)	2,552

2004
Allowance for doubtful accounts	$796	$(181)	$—	$(167)	$448
Reserve for contract commitments, losses	3,648	741	—	(3,648)	741
Reserve for obsolete inventories	1,836	1,961	—	(774)	3,023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of our financial statements for the fiscal years ended December 31, 2006 and 2005, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

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

During the audit of the 2005 financial statements, the Company’s independent registered public accounting firm identified significant deficiencies in the posting of physical inventory results and in adherence with the Company’s inventory costing methodology, which resulted in a material weakness in controls over inventory at the Company’s Pemco Aeroplex subsidiary. In addition, the firm also identified that the process for determining adequate information with regards to estimating costs to complete certain contracts for the purpose of projecting losses on contracts was insufficient and constituted a material weakness of internal controls. The comprehensive review of internal controls continued throughout 2006 through a program conducted by the corporate accounting and internal audit staff.

During the audit of the 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no entries were made during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2006 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company has received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers expected to be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from the “ELECTION OF DIRECTORS” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” sections of the Company’s definitive 2007 Proxy Statement.

Item 11. Executive Compensation

Information required by this item is incorporated by reference from the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the Company’s definitive 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder                Matters

Information required by this item is incorporated by reference from the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” section of the Company’s definitive 2007 Proxy Statement.

The following table summarizes the securities that have been authorized for issuance under the Company’s sole equity compensation plan, the Nonqualified Stock Option Plan, as of December 31, 2006.

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding Shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,071,592	$20.29	352,745
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,071,592	$20.29	352,745

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from the “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “ELECTION OF DIRECTORS” sections of the Company’s definitive 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the “RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS” section of the Company’s definitive 2007 Proxy Statement.

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

PEMCO AVIATION GROUP, INC.

Dated: April 16, 2007	By:	/s/ RONALD A. ARAMINI
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: April 16, 2007	By:	/s/ RANDALL C. SHEALY
Randall C. Shealy, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL E. TENNENBAUM Michael E. Tennenbaum	Chairman, Director	April 16, 2007

/s/ H.T. BOWLING H.T. Bowling	Vice Chairman, Director	April 16, 2007

/s/ RONALD A. ARAMINI Ronald A. Aramini	President, Chief Executive Officer and Director	April 16, 2007

/s/ THOMAS C. RICHARDS Thomas C. Richards	Director	April 16, 2007

/s/ RONALD W. YATES Ronald W. Yates	Director	April 16, 2007

/s/ ROBERT E. JOYAL Robert E. Joyal	Director	April 16, 2007

/s/ HUGH STEVEN WILSON Hugh Steven Wilson	Director	April 16, 2007

/s/ RANDALL C. SHEALY Randall C. Shealy	Senior Vice President and Chief Financial Officer	April 16, 2007

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Pemco Aviation Group, Inc.	(3)

3.2	Bylaws of Pemco Aviation Group, Inc.	(3)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Pemco Aviation Group, Inc. which define the rights of Securities Holders	(3)

10.1	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc. and the Company	(3)

10.2	Form of Coverage Letter under Pemco Aviation Group, Inc. Separation Benefits Plan (issued to Randall C. Shealy and Doris K. Sewell)†	*

10.3	Doris K. Sewell Employment Letter dated March 2, 2000.†	*

10.4	Randall C. Shealy Employment Letter dated October 1, 2006.†	*

10.5	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, and Pemco Aeroplex, Inc.	(5)

10.6	Amended and Restated Employment Agreement between the Company and Ronald A. Aramini dated May 3, 2002†	(4)

10.7	Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 3, 2002†	(4)

10.8	Promissory Note between the Company and Ronald A. Aramini dated April 23, 2002†	(4)

10.9	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Ronald A. Aramini dated May 13, 2003	(8)

10.10	First Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 16, 2003†	(8)

10.11	Non-Qualified Stock Option Plan amended and restated May 14, 2003	(7)

10.12	Form of Notice of Stock Option Grant to Non-Employee Directors under the Nonqualified Stock Option Plan	(11)

10.13	Form of Notice of Stock Option Grant to Executive Officers under the Nonqualified Stock Option Plan.†	(11)

10.14	Credit Agreement dated December 16, 2002 between the Company and SouthTrust Bank and Compass Bank	(6)

10.15	First Amendment to the Credit Agreement dated May 22, 2003 between the Company and SouthTrust Bank and Compass Bank	(7)

10.16	Loan Agreement dated November 26, 2002 between the Company and Dothan-Houston County Airport Authority	(6)

10.17	Letter of Credit Agreement dated November 26, 2002 between the Company and SouthTrust Bank	(6)

10.18	Second Amendment to Credit Agreement between the Company and SouthTrust Bank and Compass Bank dated November 24, 2003	(9)

Exhibit Number	Description	Reference

10.19	First Amended and Restated Revolving Note between the Company and SouthTrust Bank dated November 24, 2003	(9)

10.20	First Amended and Restated Swing Line Note between the Company and SouthTrust Bank dated November 24, 2003	(9)

10.21	Third Amendment to Credit Agreement between the Company and SouthTrust Bank and Compass Bank dated December 16, 2003	(9)

10.22	First Amended and Restated Revolving Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.23	Second Amended and Restated Revolving Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.24	Second Amended and Restated Swing Line Note between the Company and SouthTrust Bank dated December 16, 2003	(9)

10.25	Fourth Amendment to the Credit Agreement dated May 7, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.26	Fifth Amendment to the Credit Agreement dated May 22, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.27	Sixth Amendment to the Credit Agreement dated August 1, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.28	Seventh Amendment to the Credit Agreement dated November 5, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.29	Eighth Amendment to the Credit Agreement dated December 22, 2004 between the Company and SouthTrust Bank and Compass Bank	(10)

10.30	Ninth Amendment to the Credit Agreement dated March 31, 2005 between the Company and Wachovia Bank and Compass Bank	(10)

10.31	Tenth Amendment to the Credit Agreement dated April 30, 2005 between the Company and Wachovia Bank and Compass Bank	(13)

10.32	Eleventh Amendment to the Credit Agreement dated June 28, 2005 between the Company and Wachovia Bank and Compass Bank	(14)

10.33	Twelfth Amendment to the Credit Agreement dated August 12, 2005 between the Company and Wachovia Bank and Compass Bank	(15)

10.34	Thirteenth Amendment to the Credit Agreement dated February 15, 2006 between the Company and Wachovia Bank and Compass Bank	(16)

10.35	Note Purchase Agreement dated February 15, 2006, among the Company, Silver Canyon and the subsidiary guarantors.	(16)

10.36	Security Agreement dated February 15, 2006, among the Company, the subsidiary guarantors and Wachovia Bank	(16)

10.37	Intercreditor Agreement dated as of February 15, 2006, among the Company, the subsidiary guarantors, Wachovia Bank and Compass Bank	(16)

10.38	Asset Purchase Agreement dated September 2, 2004, between Air International Incorporated and Avantair, Inc.	(12)

Exhibit Number	Description	Reference

10.39	First Amendment to Asset Purchase Agreement dated January 12, 2005, between Air International Incorporated and AvAero Services, LLC	(12)

10.40	Assignment, Assumption and Amendment of Lease dated April 21, 2005, among Air International Incorporated, AvAero Services, LLC, Mark Dessy, Joe McAdams and Pinellas County, Florida	(12)

10.41	Amended and Restated Credit Agreement dated October 12, 2006 between the Company and Wachovia Bank and Compass Bank	(17)

10.42	Pemco Aviation Group, Inc. Separation Benefit Plan†	(18)

10.43	Second Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated December 29, 2006†	(19)

10.44	Amendment No. 1, dated February 15, 2007, to the Note Purchase Agreement among the Company, Special Value Bond Fund, LLC and the subsidiary guarantors	(20)

10.45	Amended and Restated Senior Secured Note Due February 15, 2008	(20)

10.46	Offer to Purchase Pemco World Air Services, Inc. (“PWAS”) by Michael E. Tennenbaum dated April 9, 2007	( *)

21	Subsidiaries of the Company	(6)

23.1	Consent of Grant Thornton LLP	( *)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	( *)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	( *)

*	Filed Herewith
†	These exhibits constitute management contracts or compensation plans or arrangements.
(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporate by reference herein.
(7)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 31, 2005, filed on April 1, 2005, and incorporated by reference herein.

(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 21, 2005 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 6, 2005 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 28, 2005 and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2005 and incorporated by reference herein.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2006 and incorporated by reference herein.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated October 16, 2006 and incorporated by reference herein.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 20, 2006 and incorporated by reference herein.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 4, 2007 and incorporated by reference herein.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 22, 2007 and incorporated by reference herein.