Form 10-Q
period 2007-03-31
PEMCO AVIATION GROUP INC
filed 2007-05-21
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From To .

Commission file number: 0-13829

PEMCO AVIATION GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0985295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1943 North 50th Street, Birmingham, Alabama	35212
(Address of principal executive offices)	(Zip Code)

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

(Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common Stock, $.0001 par value	4,126,200

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	March 31, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$16	$19
Accounts receivable, net	10,084	10,627
Inventories, net	9,593	8,404
Deferred income taxes	2,355	3,056
Prepaid expenses and other	540	1,214
Assets of discontinued operations	27,885	24,951

Total current assets	50,473	48,271

Machinery, equipment and improvements at cost:
Machinery and equipment	20,627	20,581
Leasehold improvements	18,668	18,441
Construction-in-process	22	217

	39,317	39,239
Less accumulated depreciation and amortization	(25,809)	(25,340)

Net machinery, equipment and improvements	13,508	13,899

Other non-current assets:
Deposits and other	3,040	2,604
Deferred income taxes	7,601	8,356
Related party receivable	425	524
Intangible assets, net	163	260
Assets of discontinued operations	14,150	14,672

	25,379	26,416

Total assets	$89,360	$88,586

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	March 31, 2007 (Unaudited)	December 31, 2006
Current liabilities:
Current portion of long-term debt	$27,778	$28,586
Accounts payable—trade	3,701	5,829
Accrued health and dental	648	646
Accrued liabilities—payroll related	4,171	3,419
Accrued liabilities—other	1,576	2,082
Customer deposits in excess of cost	1,343	2,313
Liabilities of discontinued operations	17,862	14,391

Total current liabilities	57,079	57,266

Long-term pension and post-retirement liabilities	6,542	7,594
Other long-term liabilities	3,059	2,623
Liabilities of discontinued operations	13,739	13,723

Total liabilities	80,419	81,206

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,126,200 outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid-in capital	14,860	14,345
Retained earnings	30,459	29,413
Treasury stock, at cost – 413,398 shares at March 31, 2007 and December 31, 2006	(8,623)	(8,623)
Accumulated other comprehensive income (loss):
Minimum pension and post-retirement liabilities	(27,756)	(27,756)

Total stockholders’ equity	8,941	7,380

Total liabilities and stockholders’ equity	$89,360	$88,586

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$19,583	$22,030
Cost of sales	16,904	19,112

Gross profit	2,679	2,918
Selling, general and administrative expenses	3,430	3,173

Operating loss	(751)	(255)
Interest expense	706	461

Loss from continuing operations before income taxes	(1,457)	(716)
Income tax expense (benefit)	(485)	(284)

Loss from continuing operations	(972)	(432)
Income from discontinued operations, net of tax	2,018	511

Net income	$1,046	$79

Net income per common share:
Basic net income (loss) from continuing operations	$(.24)	$(.10)
Basic net income from discontinued operations	$.49	$.12
Basic net income per share	$.25	$.02
Diluted net income (loss) from continuing operations	$(.24)	$(.10)
Diluted net income from discontinued operations	$.49	$.12
Diluted net income per share	$.25	$.02

Weighted average common shares outstanding:
Basic	4,126	4,119
Diluted	4,131	4,237

The accompanying notes are an integral part

of these consolidated statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities:
Net income	$1,046	$79

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	528	938
Amortization of intangible assets	97	50
Provision for deferred income taxes	701	52
Funding in excess of pension cost	(1,036)	(623)
Provision for losses on receivables	142	—
Provision for inventory valuation	90	—
Provision for (reversal of) losses on contracts-in-process	(693)	537
Stock based compensation expense	515	223

Changes in assets and liabilities:
Accounts receivable, trade	(1,044)	(6,459)
Inventories	(1,205)	(1,025)
Prepaid expenses and other	1,062	750
Deposits and other	92	(380)
Customer deposits in excess of cost	1,747	193
Accounts payable and accrued liabilities	(1,126)	1,042

Total adjustments	(130)	(4,702)

Net cash provided by (used in) operating activities	916	(4,623)

Cash flows from investing activities:
Capital expenditures	(111)	(749)

Net cash used in investing activities	(111)	(749)

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Cash flows from financing activities:
Net change under revolving credit facility	(378)	939
Borrowings under long-term debt	—	5,000
Principal payments under long-term debt	(430)	(432)
Other	—	(123)

Net cash (used in) provided by financing activities	(808)	5,384

Net increase (decrease) in cash and cash equivalents	(3)	12

Cash and cash equivalents, beginning of period	19	26

Cash and cash equivalents, end of period	$16	$38

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$905	$584

Income taxes	$59	$0

The accompanying notes are an integral part

of these consolidated statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2007 and 2006

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The Company historically had three operating segments: its Government Services Segment (“GSS”), its Commercial Services Segment (“CSS”), and its Manufacturing and Components Segment (“MCS”). The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles, and aircraft cargo-handling systems. The businesses historically comprising the CSS and MCS have been or are in the process of being sold and are presented in the accompanying consolidated financial statements and notes as discontinued operations. Accordingly, the Company’s continuing operations consist of one operating segment.

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

The Company has received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the CSS for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of the Company’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the CSS to a third party. The Board of Directors has appointed a Finance Committee to consider Mr. Tennenbaum’s offer and any other offers which may be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

2. NET INCOME PER SHARE

Computation of basic and diluted earnings per share is as follows:

(In Thousands, Except Per Share Information)

For the Three Months Ended March 31, 2007	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$1,046	4,126	0.25
Dilutive securities	—	5	—

Diluted earnings and per share amounts	$1,046	4,131	0.25

For the Three Months Ended March 31, 2006	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$79	4,119	0.02
Dilutive securities	—	118	—

Diluted earnings and per share amounts	$79	4,237	0.02

Options to purchase 1,094,314 and 521,037 shares of Common Stock outstanding as of March 31, 2007 and 2006, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

3. INVENTORIES

Inventories as of March 31, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	March 31, 2007	December 31, 2006
Work in process	$11,255	$10,901
Raw materials and supplies	6,525	6,698
Finished goods	787	787

Total	18,567	18,386
Less reserves for obsolete inventory	(1,944)	(1,853)
Less milestone payments and customer deposits	(7,030)	(8,129)

	$9,593	$8,404

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. DEBT

Debt as of March 31, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	March 31, 2007	December 31, 2006
Revolving Credit Facility; interest at LIBOR plus 6.00% (11.32% at March 31, 2007)	$21,477	$21,855
Bank Term Loan; interest at LIBOR plus 3.00% (8.32% at March 31, 2007)	750	1,000
Treasury Stock Term Loan; interest at LIBOR plus 3.00% (8.32% at March 31, 2007)	539	719
Special Value Bond Fund, LLC, a related party; interest fixed at 15%	5,000	5,000
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	12	12

Total long-term debt	27,778	28,586
Less portion reflected as current	(27,778)	(28,586)

Long-term debt, net of current portion	$—	$—

Continuing Operations

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a Revolving Credit Facility and a Bank Term Loan. During 2003, 2004 and 2005, the Company and its lenders entered into a series of amendments to the Credit Agreement that adjusted the maturity dates and commitment levels. Until the Credit Agreement was amended and restated on October 12, 2006 (see below), the interest on the Revolving Credit Facility was computed at LIBOR plus 2.00% to 2.75%, based on the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization, each as defined in the Credit Agreement.

On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. As discussed below, the debt covenants were further amended on October 12, 2006. The Company was in compliance with all debt covenants at March 31, 2007, except for the requirement to file quarterly financial statements within 45 days for which a waiver has been obtained.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wachovia Bank and Compass Bank. The Amended Credit Agreement:

•	Extended the maturity date of the Revolving Credit Facility to August 31, 2007,

•	Maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million,

•	Provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract,

•	Provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory, as defined in the Amended Credit Agreement, from 50% to 65%,

•

Changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% (11.32% at March 31, 2007), determined based on quarterly earnings before interest, taxes, deprecation and amortization (“EBITDA”), as defined in the Amended Credit Agreement, and established new debt covenants as follows:

i) Beginning with the quarter ending December 31, 2006, a fixed charge coverage ratio of not less than 1.0 to 1.0 must be maintained, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

ii) At all times, a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0 must be maintained.

iii) A cumulative EBITDA must be achieved of not less than $400,000 for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $21.5 million outstanding under the Revolving Credit Facility at March 31, 2007. Additional availability under the Revolving Credit Facility at March 31, 2007 was $4.2 million.

The Bank Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 2.25% to 3.00% (8.32% at March 31, 2007), determined by the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization as each is defined in the Credit Agreement. The loan is payable in 60 monthly installments of $83,333 plus interest.

The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.32% at March 31, 2007). The loan is payable in 31 monthly installments of $59,890.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Company’s Revolving Credit Facility with Wachovia Bank and Compass Bank. The Note contains customary events of default consistent with the events of default defined in the Amended Credit Agreement with Wachovia Bank and Compass Bank. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on February 15, 2007 to change the maturity date of the Note to the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

The total amount of the Revolving Credit Facility and Note that are included in the current maturity of debt listed above relates to the scheduled expiration of the Revolving Credit Facility on August 31, 2007. All debt from continuing operations is current. The above loans are collateralized by substantially all of the assets of the Company and have various covenants that limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts.

As of March 31, 2007, the Company was in compliance with all its covenants in the Amended Credit Agreement; however, there can be no assurances that the Company will satisfy all of the debt covenants in the future or that the availability under the Revolving Credit Facility will be sufficient to continue its operations. If the Company violates the debt covenants, all debt may become immediately due and payable. If additional financing is needed, the Company’s negative results of operations in prior years and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

Discontinued Operations

Included in liabilities of discontinued operations is $2.0 million of borrowings outstanding under a loan agreement with the Dothan Airport Authority. The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (“BMA”) rate plus 0.36%

(3.81% at March 31, 2007). The amount outstanding under the Airport Authority Term Loan at March 31, 2007 was approximately $2.0 million and is payable in 11 annual installments of approximately $180,000. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term. The Airport Authority Term Loan is specifically related to the Dothan facility and therefore is being presented in liabilities of discontinued operations in the accompanying consolidated balance sheets.

Principal maturities of the Airport Authority Term Loan as of March 31, 2007, over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$180
1-3 years	540
3-5 years	540
Thereafter	700

$1,960

5. INCOME TAXES

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open and determined there were no unrecognized tax benefits for which a liability would be required as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007.

6. STOCK OPTIONS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during the fiscal year 2000, with outstanding options under that plan being combined with the Stock Option Plan. Options available to be granted under the Stock Option Plan amounted to approximately 221,000 at March 31, 2007. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. The Company elected to use the modified prospective transition method. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options, over the service period (generally the vesting period) in the consolidated financial statements. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity, rather than as an operating activity as in the past.

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Shares (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2006	1,071	$20.29
Granted	202	8.35
Exercised	—	—
Forfeited/Expired	(69)	18.63

Outstanding as of March 31, 2007	1,204	$18.39

Exercisable as of March 31, 2007	1,095	$19.04

The weighted average remaining term for outstanding stock options was 6.2 years at March 31, 2007. The aggregate intrinsic value at March 31, 2007 was $106,090 for stock options outstanding and $90,865 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

Proceeds received from the exercise of stock options were approximately $-0- and $64,000 during the first quarters of 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was approximately $-0- and $73,000 during the first quarters of 2007 and 2006, respectively, which are deductible for tax purposes. However, these tax benefits were not realized due to existing unused net operating loss carryforwards. The pre-tax compensation cost for stock-based employee compensation was $515,000 and $223,000 for the first three months of fiscal 2007 and 2006, respectively.

The fair value of the options granted during the three months ended March 31, 2007 was estimated on the date of grant using the binominal method and the following weighted-average assumptions:

Three Months Ended March 31, 2007
Risk-free interest rate	4.54%
Expected volatility	60%
Expected term	4.38
Dividend yield	0%
Exercise Factor	2.00
Post-Vest %	5.04%

There were no options granted during the three months ended March 31, 2006. The options pricing model used to calculate the fair value of the options granted requires the input of subjective assumptions that will usually have a significant impact on the fair value estimated.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of March 31, 2007, approximately $389,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.7 years.

Holders of stock options under the Company’s Stock Option Plan exercised options for 6,800 shares of the Company’s Common Stock during the three months ended March 31, 2006. During the first quarter of 2006, the Company recorded increases to additional paid-in capital of approximately $64,000 related to the exercise price and approximately $28,000 related to a tax benefit. There were no stock options exercised during the three months ended March 31, 2007.

7. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in money market and mutual funds, and do not include Company Common Stock. The fair market values of the assets in the rabbi trust at March 31, 2007 and December 31, 2006 were $2.8 million and $2.4 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.8 million and $2.4 million at March 31, 2007 and December 31, 2006, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham and Dothan, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements under federal laws and regulations concerning pensions. During the three months ended March 31, 2007, the Company made contributions to the Pension Plan totaling $2.3 million. The Company expects to contribute approximately $8.8 million to the Pension Plan during the remainder of 2007.

Components of the Pension Plan’s net periodic pension cost included in continuing operations and discontinued operations were as follows:

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Service cost	$751	$729
Interest cost	1,964	1,869
Expected return on plan assets	(2,444)	(2,266)
Amortization of prior service cost	333	314
Amortization of net loss	729	611

Net pension cost	$1,333	$1,257

9. CONTINGENCIES

United States Government Contracts

The Company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. On April 19, 2007, the Company was served with a subpoena from the Office of the Inspector General, Department of Defense. The subpoena requests certain information related to non-routine maintenance services and billings on the KC-135 PDM subcontract with Boeing Corporation. The Company has no knowledge regarding the basis or objective of the investigation, nor any reason to believe there will be a material adverse outcome; however, it is unable at this point to estimate the potential impact of this matter, if any, upon the Company’s financial position or results of operations.

Concentrations

A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 75.9% and 83.8% of the Company’s total revenues from continuing operations during the three-month periods ended March 31, 2007 and 2006, respectively. Termination or a disruption in this contract or the inability of the Company to renew or replace this contract, could have a materially adverse effect on the Company’s financial position and results of operations.

In May 2005, the U.S. Air Force decided to re-compete the KC-135 PDM program. The Company submitted a proposal to the USAF as a subcontractor/partner with Boeing LSS for the KC-135 program. On June 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and the Company’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. Under the previously announced MOA, the companies had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 program reducing the requested quantities of aircraft, and that the reduction would be so unfavorable to Boeing that further participation in the program pursuant to the MOA would no longer be practical or financially viable. The Company and Boeing are currently teamed on the KC-135 Bridge Contract through the government fiscal year ending September 30, 2007, which remains unaffected by the termination. The Company submitted a proposal as a prime contractor for the KC-135 PDM program in September 2006. An award announcement is expected during the third quarter of 2007. If the Company’s proposal for the KC-135 PDM program is unsuccessful, or if the award is significantly delayed, it could have a material effect on the Company’s financial condition, materially harm the Company’s business and impair the value of its Common Stock.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The District Court released the case to alternative dispute resolution until the Company requested reinstatement of the case on September 13, 2001. Reinstatement was denied, and on October 31, 2001 the Company filed an appeal with the 11 th Circuit Court of Appeals for determination on certain procedural issues. The parties subsequently entered into arbitration which settled during consecutive mediation efforts. A settlement agreement was executed between the parties

December 2, 2005 wherein the Company agreed to provide the plaintiff Revision 3 (replacement of cargo door) or any superseding revision to the 737-300 Supplemental Type Certificate. The Company accrued the estimated cost of the settlement of $1.1 million as of December 31, 2005. During the second quarter of 2006, the Company received approval from the FAA to use refurbished aircraft doors rather than replacing existing doors with new ones. On September 23, 2006, Falcon Air AB declared bankruptcy. On October 30, 2006, the settlement agreement was amended to remove one aircraft of the three from the requirements. The Company subsequently discovered that the plaintiffs had violated the settlement agreement in late 2006. On March 14, 2007, the remaining two aircraft were removed from the requirements and the case settled, with the Company’s insurer paying $3.0 million and the Company being absolved of any requirements to provide services on these aircraft. A final settlement agreement was executed by all parties on April 20, 2007. As a result of amendments to the settlement agreement the Company reduced the estimated cost of the settlement by $1.0 million in 2006.

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

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief, and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently entered the case purporting a parallel class action. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. On December 13, 2002, the Court granted the Company summary judgment in the EEOC case. That judgment was appealed to the 11th Circuit Court of Appeals by the EEOC. The panel reinstated the case to federal district court. On October 27, 2004, the Company petitioned the 11th Circuit Court of Appeals to rehear the case. The petition was denied on December 23, 2004. The Company filed a Petition for a Writ of Certiorari with the United States Supreme Court on March 23, 2005, which was denied on October 3, 2005. The case was remanded to federal district court in Birmingham, Alabama for trial, and trial was scheduled for May 14, 2007. In continuing mediation efforts, the Company has reached an agreement to settle the case with the EEOC for $0.4 million. The settlement was approved by the court and a Consent Decree entered on April 16, 2007 in the Northern District of Alabama, Southern Division. During the fourth quarter in 2006, the Company reversed $0.5 million of accruals related to the settlement of the case with the EEOC. The Company denies any liability with regard to this case and believes it has taken effective remedial and corrective action, and acted promptly in respect to any specific complaint by an employee.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-Up Standard Report, as required, was submitted to the EPA in January 2005. On April 17, 2007 the Company received notice from the EPA that the Media Clean-Up Standard Report was disapproved. The Company has been given a 120-day period to submit an updated report consistent with the federal and state regulations enacted or revised since the original submittal in 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both March 31, 2007 and December 31, 2006, which are included in “accrued liabilities—other” on the accompanying consolidated balance sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of March 31, 2007. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product were lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. It is believed that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations has not had, and is not expected to have, a material effect on the Company’s financial position or results of operations.

10. DISCONTINUED OPERATIONS

In the first quarter of 2007, the Company hired advisors to pursue a public offering or sale of its Dothan subsidiary which comprised the CSS segment. In the fourth quarter of 2006, the Board of Directors approved a plan to divest the Company’s subsidiary, Space Vector Corporation. The Company also sold the assets of the Company’s subsidiary, Pemco Engineers, Inc., on September 30, 2006. Space Vector Corporation and Pemco Engineers, Inc. previously comprised the Company’s MCS segment.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these business units are reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Net sales and income (loss) from discontinued operations for the three months ended March 31, 2007 and 2006 were as follows:

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(In Thousands)
Net sales from discontinued operations	$32,821	$15,613

Income before income taxes from discontinued operations	$3,324	$847
Income tax expense from discontinued operations	1,306	336

Income from discontinued operations	$2,018	$511

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $295,000 and $194,000 for the three months ended March 31, 2007 and 2006, respectively.

To conform with this presentation, all prior periods have been reclassified. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively. As of March 31, 2007 and December 31, 2006, net assets of discontinued operations, consisted of the following:

(In Thousands)

	March 31, 2007 (unaudited)	December 31, 2006
	(In Thousands)
Cash	$4	$4
Accounts receivable	18,495	17,050
Inventory	6,680	6,061
Deferred income taxes	2,515	1,257
Prepaid expenses and other	191	579

Current Assets	27,885	24,951

Machinery, equipment and improvements, net	8,914	8,940
Deposits and other	87	80
Deferred income taxes	5,149	5,652

Non-current Assets	14,150	14,672

Total Assets	42,035	39,623

Current portion of long-term debt	180	180
Accounts payable-trade	9,350	9,020
Accrued expenses	4,281	3,857
Customer deposits in excess of cost	4,051	1,334

Current Liabilities	17,862	14,391

Long-term debt, less current portion	1,780	1,780
Long-term pension and post-retirement liabilities	11,932	11,916
Other long-term liabilities	27	27

Non-current Liabilities	13,739	13,723

Total Liabilities	31,601	28,114

Net Assets	$10,434	$11,509

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The businesses historically comprising the Commercial Services Segment (“CSS”) and the Manufacturing and Components Segment (“MCS”) have been or are in the process of being sold and are presented herein as discontinued operations. The Company’s continuing operations consist of one operating segment, its Government Services Segment (“GSS”). The Company’s services are provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 versus three months ended March 31, 2006

The table below presents major highlights from the three months ended March 31, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$19.58	$22.03	(11.1)%
Gross profit	2.68	2.92	(8.1)%
Operating loss	(0.75)	(0.26)	194.3%
Loss from continuing operations before taxes	(1.46)	(0.72)	103.6%
Loss from continuing operations	(0.97)	(0.43)	125.6%
Net income	1.05	0.08	1,212.5%
EBITDA from continuing operations	(0.33)	0.15	(322.0)%

The Company defines operating income from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the quarters ended March 31, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Loss from continuing operations	$(0.97)	$(0.43)
Interest expense	0.71	0.46
Taxes	(0.49)	(0.28)
Depreciation and Amortization	0.42	0.40

EBITDA from continuing operations	$(0.33)	$0.15

The Company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, the Company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the consolidated statements of operations in this report. Due to the long-term nature of much of the Company’s business, the Depreciation and Amortization amounts recorded in the consolidated statements of operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of depreciation expense on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue by operating segment for the three months ended March 31, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS-continuing operations	$19.63	$22.03	$(2.40)	(10.9)%
CSS-discontinued operations	31.23	12.05	19.18	159.2%
MCS-discontinued operations	1.59	3.78	(2.19)	(57.9)%
Eliminations	(0.05)	(0.22)	0.17

Total	$52.40	$37.64	$14.76	39.2%

Continuing Operations

The $2.4 million decrease in GSS revenue was primarily due to decreases in KC-135 and Coast Guard C-130 deliveries offset by increased revenue from U.S. Navy P-3 aircraft and U.S Air

Force (“USAF”) C-130 aircraft. The KC-135 Program Depot Maintenance (“PDM”) program, which accounted for 75.9% of revenue in 2007 and 83.8% of revenue in 2006, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 program decreased $3.5 million during the first quarter of 2007 versus the first quarter of 2006. During the first quarter of 2007, the Company delivered four PDM aircraft and no drop-ins, compared to four PDM aircraft and one drop-in during first quarter of 2006. The amount of non-routine work performed per aircraft varies as a result of differences in aircraft condition and model mix. Revenue from non-routine KC-135 work decreased $2.8 million during the first quarter of 2007 versus the first quarter of 2006 due to fewer aircraft in work. The Company delivered two USCG C-130 aircraft during the first quarter of 2006 for which there was no comparable revenue in the first quarter of 2007, resulting in a decrease in revenue of $2.6 million. The Company delivered no P-3 aircraft in the first quarters of 2007 or 2006. Revenue from non-routine work performed on P-3 aircraft increased $2.2 million during the first quarter of 2007 compared to the first quarter of 2006 due to more aircraft in work. Revenue increased $1.5 million under contracts to perform non-routine maintenance work on other aircraft, primarily USAF C-130 aircraft.

Gross profit at GSS decreased from $2.9 million to $2.7 million during the first quarter of 2007 compared to the first quarter of 2006. The decrease is primarily attributable to a decline in man-hours caused by fewer inductions of KC-135 aircraft. Selling, general and administrative (“SG&A”) expenses of GSS remained unchanged at $1.9 million during the first quarters of 2007 and 2006.

Discontinued Operations

The increase in CSS revenue of $19.2 million was primarily due to increases in cargo conversion revenues of $11.1 million, increases in maintenance, repair and overhaul (“MRO”) revenue from Southwest Airlines of $6.8 million, and increases in MRO revenue from Northwest Airlines of $5.4 million, offset by decreases in revenue from various customers of $3.3 million and settlement of the H-3 Request for Equitable Adjustment of $0.8 million in the first quarter of 2006. CSS delivered three cargo conversions during the first quarter of 2007 compared to none during the first quarter of 2006. One of the three cargo conversions was performed in mainland China. Both Southwest Airlines and Northwest Airlines increased the number of aircraft inducted during the first quarter of 2007 versus the first quarter of 2006. CSS has several customers that provide drop-in aircraft on an inconsistent basis. These drop-in aircraft accounted for a larger percentage of revenue in the first quarter of 2006.

Gross profit at CSS increased from $2.8 million during the first quarter of 2006 to $5.3 million during the first quarter of 2007. Gross profit during the first quarter of 2006 was adversely impacted by the lockout of all union employees at the Dothan, Alabama facility, from August 11, 2005 to October 9, 2005 and the bankruptcy of CSS’s largest customer in the third quarter of 2005 as CSS capacity utilization increased back to normal levels. Additional cargo conversions increased gross profit by $0.8 million in the first quarter of 2007. Gross profit at CSS in 2006 was also positively impacted by the settlement of the H-3 Request for Equitable Adjustment which resulted in an increase in revenue of $0.8 million. CSS SG&A remained unchanged at $1.7 million during the first quarters of 2007 and 2006. As a result of the CSS business unit being reported as discontinued operations there was no allocation of corporate SG&A to CSS during the first quarter of 2007. To conform with this presentation, first quarter 2006 has been reclassified with no allocation of corporate SG&A.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the first quarter of 2007, the Company incurred $0.4 million of legal and accounting expenses related to the planned sale of Space Vector Corporation and the planned sale of CSS. The Company did not allocate these expenses to its subsidiaries or to discontinued operations. There were no comparable unallocated corporate expenses in the first quarter of 2006.

Total interest expense, including discontinued operations, increased to $1.0 million in the first quarter of 2007 from $0.7 million in the first quarter of 2006. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements. Approximately $0.3 million and $0.2 million of total interest expense is included in the income (loss) from discontinued operations in 2007 and 2006, respectively.

During the first quarter of 2007, the Company recorded income tax benefits at an effective rate of 33.3% for continuing operations and income tax expense at an effective rate of 39.3% for discontinued operations. During the first quarter of 2006, the Company recorded income tax benefits at an effective rate of 39.7%. The effective income tax rate is impacted by the allocation of taxable gains or losses between operations in Alabama and California. Net operating loss carry forwards for discontinued operations in California are subject to a deferred tax valuation allowance. Net operating loss carryforwards for Alabama are expected to be utilized in the current and / or future years.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	March 31, 2007	December 31, 2006	Change
Cash	$16	$19	$(3)
Working capital	(6,606)	(8,995)	2,389
Current portion of long-term debt and capital lease obligations	27,778	28,586	(808)
Stockholders’ equity	8,941	7,380	1,561
Debt to equity ratio	3.11	3.87	(0.77)

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity under its Revolving Credit Facility. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. As discussed below under “Funding Sources,” the Company anticipates that cash flow generated from operations or by consummating potential strategic divestitures will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be impacted by whether or not the Company wins the KC-135 contract award. The sale of Space Vector Corporation and/or the CSS in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity. Additionally, a deterioration of financial results due to the occurrence of any of the items discussed in the Company’s 2006 Annual Report on Form 10-K, under the heading “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE”, or failure to renegotiate the Company’s credit facilities could adversely affect its liquidity.

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios at various times during 2006. As a result, the maturity dates under its Amended Credit Agreement have been fixed at less than one year which has resulted in the classification of most of the debt as current on the consolidated balance sheets. The reclassification of long-term debt to current resulted in negative working capital at March 31, 2007 and December 31, 2006. The Company was in compliance with all debt covenants at March 31, 2007. The Company’s ability to meet current and future payment obligations is dependent upon its ability to improve operating performance, obtain additional financing from current or alternative lenders, or a combination of the above items. The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations in prior years and the lack of a KC-135 contract award will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. The Company’s ability to continue to borrow funds from its lenders under the Amended Credit Agreement with Wachovia Bank and Compass Bank is dependent on its ability to meet the lenders’ borrowing conditions at the relevant times.

In January 2007, the Company engaged advisors to pursue a public offering of 100% of its CSS on the AIM market in London. The Company is also in discussions with several interested parties regarding the potential sale of CSS. Proceeds from a public offering or private sale are expected to be used to reduce debt of the Company. The Company has received several indications of interest in purchasing the CSS. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the CSS for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of the Company’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the CSS to a third party. The Board of Directors has appointed a Finance Committee to consider Mr. Tennenbaum’s offer and any other offers which may be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

Cash Flow Overview

Operating activities provided $0.9 million during the first quarter of 2007, compared to using $4.6 million during the first quarter of 2006. Cash payments to fund the Company’s defined benefit plan exceeded pension expense by $1.0 million and $0.6 million in the first quarters of 2007 and 2006, respectively. Cash of $0.1 million and $0.7 million was used during the first quarters of 2007 and 2006, respectively, for capital expenditures. Financing activities used $0.8 million in the first quarter of 2007 and provided $5.4 million in the first quarter of 2006. The issuance of additional debt generated $5.0 million of cash in the first quarter of 2006. The Company used $0.4 million to reduce long-term debt during each of the first quarters of 2007 and 2006. The Company decreased its borrowing under its Revolving Credit Facility by $0.4 million during the first quarter of 2007 and increased its borrowing under its Revolving Credit Facility by $0.9 million during the first quarter of 2006.

Future Capital Requirements

The Company has four large potential capital requirements in 2007: required minimum funding of the Pension Plan (noted below), current maturities of long-term debt, expansion of its Dothan, Alabama facility, and working capital required to fund increases in accounts receivable, inventory and equipment if GSS is awarded the KC-135 contract.

Continuing Operations

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham and Dothan, Alabama, facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan in 2001 and 2002 coupled with lower interest rates, the Pension Plan was under-funded by approximately $18.8 million and $26.3 million at December 31, 2006 and 2005, respectively. The Company made contributions to the Pension Plan totaling approximately $11.0 million during 2006 and expects to contribute $11.1 million to the Pension Plan in 2007. The Company also has a post-retirement benefit plan to provide health care benefits to retirees between 62 and 65 years of age. The post-retirement benefit plan is funded on a pay-as-you-go basis. Total benefits payable are estimated to be $0.1 million in 2007.

As discussed more extensively below, current maturities of long-term debt totaled $27.8 million and $28.6 million at March 31, 2007 and December 31, 2006, respectively. All of the current maturities relate to the scheduled expirations of various credit agreements in 2007. The Company expects the net proceeds from the sale of Space Vector Corporation and its CSS to be sufficient to eliminate all of its indebtedness and provide working capital for GSS, although there can be no assurances in that regard.

In 2004, the Company began an initiative to improve hangar facilities for GSS in Birmingham. This initiative was suspended pending award of the KC-135 contract. If GSS is awarded the new KC-135 contract, the initiative to improve hangar facilities will resume. Future upgrades and additional facility improvements will depend on new business and availability of resources.

Discontinued Operations

The Company is presently exploring the possibility of expanding facilities in Dothan, Alabama or leasing other facilities due to the increased demand being experienced by CSS.

Capital expenditures for 2007 and beyond have not been budgeted and are highly dependent upon winning the KC-135 contract for GSS and continued growth and demand for maintenance services at CSS.

Revolving Credit Facility

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with its lenders, Wachovia Bank and Compass Bank. The Amended Credit Agreement:

•	Extended the maturity date of the Revolving Credit Facility to August 31, 2007;

•	Maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million;

•	Provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract;

•	Provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory from 50% to 65%; and

•

Changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% (11.32% at March 31, 2007), determined based on quarterly earnings before interest, taxes, deprecation and amortization (“EBITDA”), as defined in the Amended Credit Agreement, and established new debt covenants as follows:

i) Beginning with the quarter ending December 31, 2006, the Company must maintain a fixed charge coverage ratio of not less than 1.0 to 1.0, to be tested at each quarter-end thereafter on a cumulative basis commencing October 1, 2006 and ending on the last day of the respective quarter-end.

ii) At all times, the Company must maintain a ratio of adjusted liabilities to adjusted tangible net worth of not more than 2.5 to 1.0.

iii) The Company must achieve a cumulative EBITDA of not less than $400,000 for the period from September 1, 2006 to September 30, 2006; $2.85 million for the period from September 1, 2006 to December 31, 2006; $3.75 million for the period from September 1, 2006 to March 31, 2007; and $6.0 million for the period from September 1, 2006 to June 30, 2007.

As of March 31, 2007, the Company was in compliance with all of its covenants in the Amended Credit Agreement except for the requirement to file quarterly financial statements within 45 days for which a waiver has been obtained. There can be no assurances that the Company will satisfy all of the debt covenants in the future or that the availability under the Revolving Credit Facility will be sufficient to continue its operations. If the Company violates the debt covenants, all debt may become immediately due and payable. If additional financing is needed, the Company’s negative results of operations in prior years and the lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

Bank Term Loan

The Bank Term Loan with Wachovia Bank and Compass Bank matures on December 31, 2007 and bears interest at a rate ranging from LIBOR plus 2.25% to LIBOR plus 3.00% (8.32% at March 31, 2007) determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount borrowed under the loan as of March 31, 2007 was $5.0 million, which is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003. The Company had an outstanding balance under the Bank Term Loan at March 31, 2007 of $0.8 million.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (the “Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not and has never been an affiliate of the Company, or any other person approved by the lenders at their discretion. The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.32% at March 31, 2007). The Company had an outstanding balance under the Treasury Stock Term Loan at March 31, 2007 of $0.5 million. The loan is being repaid in equal monthly installments over 31 months which began on May 22, 2005.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon, pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million. The principal amount of the Note was to become due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Amended Credit Agreement with Wachovia and Compass. The Note contains customary events of default consistent with the events of default defined in the Amended Credit Agreement. The payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable.

Airport Authority Term Loan Included in Liabilities of Discontinued Operations

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hangar expansion at the facility. The hangar expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 3.81% at March 31, 2007. The Company had an outstanding balance under the Airport Authority Term Loan at March 31, 2007 of $2.0 million, payable in annual installments of $180,000 through September, 2017. The Airport Authority Term Loan is specifically related to the Dothan facility and is therefore included in liabilities of discontinued operations in the accompanying consolidated balance sheets.

Funding Sources

The Company intends to seek funding for the advancement of its strategic goals, including the possible investment in targeted business areas and acquisitions. The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets. Additional capital may not be available at all, or may not be available on terms favorable to the Company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the Company’s stockholders. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

As discussed above, the Company has engaged advisors to pursue a public offering of 100% of the CSS on the AIM market in London and is also in discussions with several interested parties regarding the potential sale of the CSS. The Company expects the net proceeds from the sale of Space Vector Corporation and the CSS to be sufficient to eliminate all of the debt and provide working capital for GSS, although there can be no assurances in that regard.

The aircraft services industry has generally been in a consolidation phase. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. The Company has not completed any such combinations for a number of years, and there is no assurance that it will be party to such transactions in the future.

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of March 31, 2007 and December 31, 2006, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any material foreign exchange risks at March 31, 2007 or December 31, 2006. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of this Report.

RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer, approximately $0.4 million under the terms of a promissory note. The promissory note carries a fixed interest rate of 5% per annum and is payable within 60 days of Mr. Aramini’s termination of employment with the Company. Any change in this related party receivable relates to interest accumulated during the period. On March 26, 2007, Mr. Aramini paid all the accumulated interest on the promissory note which totaled $0.1 million.

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment, effective December 29, 2006 (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Deferred Compensation Agreement”), between the Company and Mr. Aramini. The Company and Mr. Aramini had previously entered into a First Amendment (the “First Amendment”) to the Deferred Compensation Agreement dated as of May 16, 2003.

The Deferred Compensation Agreement, as amended by the First Amendment, provided for an initial lump-sum contribution of $562,140 by the Company to an associated rabbi trust for the benefit of Mr. Aramini, and, for each of Mr. Aramini’s 2002, 2003, 2004, 2005, 2006 and 2007 full calendar years of employment, additional lump sum trust contributions of $287,820, $308,560, $296,000, $324,240, $359,861 and $380,326, respectively, following year-end. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. Pursuant to the Second Amendment, the Company’s obligation to make the $380,326 lump sum trust contribution for the 2007 calendar year has been eliminated.

On February 22, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”) in order to secure working capital and minimum required pension funding, pursuant to which the Company issued to Silver Canyon a senior secured note due February 15, 2007 in the principal amount of $5.0 million (the “Note”). On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company.

On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date for the Note. All other terms and conditions of the Note and the Note Purchase Agreement remain the same.

The Company has received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the CSS for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of the Company’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the CSS to a third party. The Board of Directors has appointed a Finance Committee to consider Mr. Tennenbaum’s offer and any other offers which may be made. The Company anticipates the Finance Committee will evaluate all offers during the second quarter of 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are disclosed in Note 1 of Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires that management use judgments to make estimates and assumptions that affect the amounts reported in the financial statements. As a result, there is some risk that reported financial results could have been materially different had different methods, assumptions, and estimates been used.

The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity as used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue at the GSS is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The Company recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any non-routine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the non-routine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred by execution of a form DD 250. For non-routine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract. Such work is performed and completed throughout the PDM process.

Revenue at the CSS is derived principally from aircraft maintenance, modification and conversion programs under contracts with the owners and operators of large commercial airlines. The Company recognizes revenue and associated costs for all work performed under such contracts on a percentage-of-completion method, as prescribed by SOP 81-1, using units-of-delivery as the basis to measure progress toward completion. Revenue is recorded based upon the unit sales value stated in the contract and costs of sales are recorded based upon actual unit cost. The CSS uses program accounting for contracts that involve the modification of multiple aircraft, require significant engineering cost, and involve certain learning curve costs that were considered in determining the sales value of the contract. Under program accounting, the total cost to complete all aircraft under the contract is estimated and charged to cost of sales on a basis consistent with how the revenue is recognized.

Contract accounting requires judgment relative to assessing risks and estimating contract revenues and costs. The Company employs various techniques to project contract revenue and costs which inherently include significant assumptions and estimates. Contract revenues are a function of the terms of the contract and often bear a relationship to contract costs. Contract costs include labor, material, an allocation of indirect costs, and, in the case of certain government contracts, an allocation of general and administrative costs. Techniques for estimating contract costs impact the Company’s proposal processes, including the determination of pricing for routine and non-routine elements of contracts, the evaluation of profitability on contracts, and the timing and amounts recognized for revenue and cost of sales. The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to operations in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reasonably estimated. Judgment is required in determining the potential realization of claim revenue and estimating the amounts recoverable. Because of the significance of the judgments and estimates required in these processes, it is likely that materially different amounts could result from the use of different assumptions or if the underlying conditions were to change. In addition, contracts accounted for under the percentage-of-completion or units-of-delivery methods may result in material fluctuations in revenue and profit margins depending on the timing of delivery and performance, the relative proportion of fixed price, cost reimbursement, and other types of contracts-in-process, and costs incurred in their performance. For additional information regarding accounting policies the Company has established for recognizing revenue, see “Revenue Recognition” in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

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

Pension and Postretirement Plans

The Company maintains pension plans covering a majority of its employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. For financial reporting purposes, net periodic pension and other postretirement benefit costs (income) are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, assumed annual rate of compensation increase for plan employees, and an annual rate of increase in the per capita costs of covered postretirement healthcare benefits. Each of these assumptions is based upon the Company’s judgment, considering all known trends and uncertainties. Actual asset returns for the Company’s pension plans significantly below the Company’s assumed rate of return would result in lower net periodic pension income (or higher expense) in future years. Actual annual rates of increase in the per capita costs of covered postretirement healthcare benefits above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (“FAS No. 158”). As required by FAS No. 158, the Company adopted the balance sheet recognition provisions at December 31, 2006 which resulted in the Company recording $6.0 million in accumulated comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

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

Contingencies

As further discussed in Note 9 of Notes to Consolidated Financial Statements, the Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where appropriate, the Company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations.

BACKLOG FROM CONTINUING OPERATIONS

Backlog at the GSS decreased from $32.1 million at December 31, 2006 to $24.8 million at March 31, 2007. Approximately $5.5 million of the decrease was the result of fewer KC-135 aircraft in work, totaling five at March 31, 2007 versus seven at December 31, 2006. Backlog for the P-3 program decreased $1.4 million due to fewer aircraft in work, totaling four at March 31, 2007 versus six at December 31, 2006. The reduction in KC-135 aircraft in work at the GSS was partially caused by the reduction in processing time due to improvements in flow days. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

CONTINGENCIES

See Note 9 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors discussed under the caption “Factors That May Affect Future Performance” in the Company’s 2006 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Amended Credit Agreement, which includes the Revolving Credit Facility and two term loans, all as described in Note 4 to the Consolidated Financial Statements (see Item 1 herein). The Amended Credit Agreement’s Revolving Credit Facility bears interest at LIBOR plus 600 basis points (11.32% at March 31, 2007). Each of the term loans under the Amended Credit Agreement bears interest at LIBOR plus 300 basis points (8.32% at March 31, 2007). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (3.81% at March 31, 2007). Had the interest rate of the variable rate debt increased 100 basis points, net income would have decreased by approximately $72,000 during the quarter.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

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

During the audit of the 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no such entries were made by him during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended March 31, 2007 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amendment No. 1, dated February 15, 2007, to the Note Purchase Agreement among the Company, Special Value Fund, LLC and the subsidiary guarantors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference)
10.2	Amended and Restated Senior Note Due February 15, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2007 and incorporated herein by reference)
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEMCO AVIATION GROUP, INC.

Dated: May 21, 2007	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2007	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

-S1-