Form 10-Q/A
period 2007-03-31
PEMCO AVIATION GROUP INC
filed 2007-08-06
CIK 771729

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is to restate the unaudited consolidated financial statements and related disclosures of Pemco Aviation Group, Inc. and subsidiaries for the three months ended March 31, 2007 and 2006. The original filing of the Pemco Aviation Group, Inc. (“the Company”) Form 10-Q for the quarter ended March 31, 2007 had reflected the businesses comprising the Commercial Services Segment (“CSS”) as discontinued operations because the Company had previously hired advisors to pursue a public offering or sale of its Dothan subsidiary, Pemco World Air Services (“PWAS”), which comprises substantially all of the CSS. On July 10, 2007, a Stock Purchase Agreement was entered between WAS Aviation Services, Inc., PWAS and the Company for the sale of PWAS to WAS Aviation Services, Inc. Because the the sale is contingent upon stockholder approval, the Company has determined that is appropriate to present the businesses comprising CSS in continuing operations until stockholder approval is obtained for the sale of PWAS. (See Note 1 to the Consolidated Financial Statements). Consequently, we have restated our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2007 and 2006 to include the CSS in continuing operations.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of this Quarterly Report on Form 10-Q. This Amendment No. 1 does not reflect events occurring after the May 21, 2007 original filing date of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, or to modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as noted above and described in Note 1 to the Consolidated Financial Statements. All information contained in this Amendment No. 1 may be updated or supplemented by disclosures contained in the Company’s periodic reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

The items of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007 and 2006 that have been amended and restated are as follows:

1.	Part I, Item 1 – Financial Statements have been restated.

2.	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised.

3.	The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.

4.	The certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, have been refiled.

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	March 31, 2007 (Unaudited)	December 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
Current assets:
Cash and cash equivalents	$20	$23
Accounts receivable, net	22,837	22,221
Inventories, net	16,087	14,312
Deferred income taxes	4,685	3,107
Prepaid expenses and other	707	1,740
Assets of discontinued operations	6,137	5,843

Total current assets	50,473	47,246

Machinery, equipment and improvements at cost:
Machinery and equipment	30,517	30,454
Leasehold improvements	30,895	30,707
Construction-in-process	59	217

	61,471	61,378
Less accumulated depreciation and amortization	(39,581)	(38,788)

Net machinery, equipment and improvements	21,890	22,590

Other non-current assets:
Deposits and other	3,055	2,624
Deferred income taxes	11,826	14,008
Related party receivable	425	524
Intangible assets, net	163	260
Assets of discontinued operations	1,378	1,334

	16,847	18,750

Total assets	$89,210	$88,586

The accompanying notes are an integral part

of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	March 31, 2007 (Unaudited)	December 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
Current liabilities:
Current portion of long-term debt	$27,952	$28,760
Current portion of pension and post-retirement liabilities	81	81
Accounts payable - trade	12,022	14,129
Accrued health and dental	1,156	871
Accrued liabilities - payroll related	6,687	5,485
Accrued liabilities - other	2,744	3,359
Customer deposits in excess of cost	5,394	3,648
Liabilities of discontinued operations	1,037	927

Total current liabilities	57,073	57,260

Long-term debt, less current portion	1,786	1,786
Long-term pension and post-retirement liabilities	18,474	19,510
Other long-term liabilities	3,086	2,650

Total liabilities	80,419	81,206

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,126,200 outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid-in capital	14,860	14,345
Retained earnings	30,309	29,413
Treasury stock, at cost – 413,398 shares at March 31, 2007 and December 31, 2006	(8,623)	(8,623)
Accumulated other comprehensive income (loss):
Minimum pension and post-retirement liabilities	(27,756)	(27,756)

Total stockholders’ equity	8,791	7,380

Total liabilities and stockholders’ equity	$89,210	$88,586

The accompanying notes are an integral part

of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income per Common Share Information)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
Net sales	$50,810	$34,071
Cost of sales	42,972	28,341

Gross profit	7,838	5,730
Selling, general and administrative expenses	5,116	4,923

Operating income	2,722	807
Interest expense	888	600

Income from continuing operations before income taxes	1,834	207
Income tax expense	811	83

Income from continuing operations	1,023	124
Loss from discontinued operations, net of tax	(127)	(45)

Net income	$896	$79

Net income per common share:
Basic net income from continuing operations	$0.25	$0.03
Basic net loss from discontinued operations	$(0.03)	$(0.01)
Basic net income per share	$0.22	$0.02
Diluted net income from continuing operations	$0.25	$0.03
Diluted net loss from discontinued operations	$(0.03)	$(0.01)
Diluted net income per share	$0.22	$0.02
Weighted average common shares outstanding:
Basic	4,126	4,119
Diluted	4,131	4,237

The accompanying notes are an integral part

of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(As Restated, See Note 1)
Cash flows from operating activities:
Net income	$896	$79

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	770	938
Amortization of intangible assets	97	50
Provision for deferred income taxes	609	52
Funding in excess of pension cost	(1,036)	(623)
Provision for losses on receivables	142	—
Provision for inventory valuation	90	—
Provision for losses on contracts-in-process	(693)	537
Stock based compensation expense	515	223

Changes in assets and liabilities:
Accounts receivable, trade	(1,044)	(6,459)
Inventories	(1,205)	(1,025)
Prepaid expenses and other	1,062	750
Deposits and other	92	(380)
Customer deposits in excess of cost	1,747	193
Accounts payable and accrued liabilities	(1,126)	1,042

Total adjustments	20	(4,702)

Net cash provided by (used in) operating activities	916	(4,623)

Cash flows from investing activities:
Capital expenditures	(111)	(749)

Net cash used in investing activities	(111)	(749)

Cash flows from financing activities:
Net change under revolving credit facility	(378)	939
Borrowings under long-term debt	—	5,000
Principal payments under long-term debt	(430)	(432)
Other	—	(123)

Net cash (used in) provided by financing activities	(808)	5,384

Net increase (decrease) in cash and cash equivalents	(3)	12

Cash and cash equivalents, beginning of period	23	26

Cash and cash equivalents, end of period	$20	$38

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$905	$584

Income taxes	$59	$0

The accompanying notes are an integral part

of these consolidated financial statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2007 and 2006

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The Company historically had three operating segments: its Government Services Segment (“GSS”), its Commercial Services Segment (“CSS”), and its Manufacturing and Components Segment (“MCS”). The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles. The businesses historically comprising the CSS and MCS were in the process of being sold or had been sold as of March 31, 2007 and were presented as discontinued operations in the originally filed Quarterly Report on Form 10-Q for the three month period ended March 31, 2007. The original filing of this Quarterly Report on Form 10-Q included the businesses comprising CSS as discontinued operations because the Company had previously hired advisors to pursue a public offering or sale of its subsidiary, Pemco World Air Services (“PWAS”), which comprises substantially all of the CSS. On July 10, 2007, a Stock Purchase Agreement was entered between WAS Aviation Services, Inc., PWAS and the Company for the sale of PWAS to WAS Aviation Services, Inc. Because the sale is contingent upon stockholder approval, the Company has determined that it is appropriate to present the businesses comprising CSS in continuing operations until stockholder approval is obtained for the sale of PWAS.

The effects of the restatement on the unaudited consolidated balance sheets as of March 31, 2007 and December 31, 2006 are presented below:

(In thousands, except per share information)

	March 31, 2007		December 31, 2006
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Current assets:
Cash and cash equivalents	$16	$20	$19	$23
Accounts receivable, net	10,084	22,837	10,627	22,221
Inventories, net	9,593	16,087	8,404	14,312
Deferred income taxes	2,355	4,685	3,056	3,107
Prepaid expenses and other	540	707	1,214	1,740
Assets of discontinued operations	27,885	6,137	24,951	5,843

Total current assets	50,473	50,473	48,271	47,246

Machinery, equipment and improvements at cost:
Machinery and equipment	20,627	30,517	20,581	30,454
Leasehold improvements	18,668	30,895	18,441	30,707
Construction-in-process	22	59	217	217

	39,317	61,471	39,239	61,378
Less accumulated depreciation and amortization	(25,809)	(39,581)	(25,340)	(38,788)

Net machinery, equipment and improvements	13,508	21,890	13,899	22,590

Other non-current assets:
Deposits and other	3,040	3,055	2,604	2,624
Deferred income taxes	7,601	11,826	8,356	14,008
Related party receivable	425	425	524	524
Intangible assets, net	163	163	260	260
Assets of discontinued operations	14,150	1,378	14,672	1,334

	25,379	16,847	26,416	18,750

Total assets	$89,360	$89,210	$88,586	$88,586

Current liabilities:
Current portion of long-term debt	$27,778	$27,952	$28,586	$28,760
Current portion of pension and post-retirement liabilities	—	81	—	81
Accounts payable - trade	3,701	12,022	5,829	14,129
Accrued health and dental	648	1,156	646	871
Accrued liabilities - payroll related	4,171	6,687	3,419	5,485
Accrued liabilities - other	1,576	2,744	2,082	3,359
Customer deposits in excess of cost	1,343	5,394	2,313	3,648
Liabilities of discontinued operations	17,862	1,037	14,391	927

Total current liabilities	57,079	57,073	57,266	57,260

Long-term debt, less current portion	—	1,786	—	1,786
Long-term pension and post-retirement liabilities	6,542	18,474	7,594	19,510
Other long-term liabilities	3,059	3,086	2,623	2,650
Liabilities of discontinued operations	13,739	—	13,723	—

Total liabilities	80,419	80,419	81,206	81,206

Stockholders’ equity:
Common stock	1	1	1	1
Additional paid-in capital	14,860	14,860	14,345	14,345
Retained earnings	30,459	30,309	29,413	29,413
Treasury stock	(8,623)	(8,623)	(8,623)	(8,623)
Accumulated other comprehensive income (loss)	(27,756)	(27,756)	(27,756)	(27,756)

Total stockholders’ equity	8,941	8,791	7,380	7,380

Total liabilities and stockholders’ equity	$89,360	$89,210	$88,586	$88,586

The effects of the restatement on the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006 are presented below:

(In thousands, except per share information)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Net sales	$19,583	$50,810	$22,030	$34,071
Gross profit	$2,679	$7,838	$2,918	$5,730
Operating (loss) income	$(751)	$2,722	$(255)	$807
(Loss) income from continuing operations	$(972)	$1,023	$(432)	$124
Income (loss) from discontinued operations, net of tax	$2,018	$(127)	$511	$(45)
Net income	$1,046	$896	$79	$79

Net income per common share:
Basic net (loss) income from continuing operations	$(0.24)	$0.25	$(0.10)	$0.03
Basic net income (loss) from discontinued operations	$0.49	$(0.03)	$0.12	$(0.01)
Basic net income per share	$0.25	$0.22	$0.02	$0.02
Diluted net (loss) income from continuing operations	$(0.24)	$0.25	$(0.10)	$0.03
Diluted net income (loss) from discontinued operations	$0.49	$(0.03)	$0.12	$(0.01)
Diluted net income per share	$0.25	$0.22	$0.02	$0.02

Weighted average common shares outstanding:
Basic	4,126	4,126	4,119	4,119
Diluted	4,131	4,131	4,237	4,237

*	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, filed with the Securities and Exchange Commission on May 21, 2007.

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash flow generated from operations or by consummating potential strategic divestitures will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be impacted by whether or not the Company wins the KC-135 contract award. The sale of the CSS in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity.

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

2. NET INCOME PER SHARE

Computation of basic and diluted earnings per share is as follows:

(In Thousands, Except Per Share Information)

For the Three Months Ended March 31, 2007	Net Income	Shares	Per Share Amount
	(As Restated, See Note 1)		(As Restated, See Note 1)
Basic earnings and per share amounts	$896	4,126	0.22
Dilutive securities	—	5	—

Diluted earnings and per share amounts	$896	4,131	0.22

For the Three Months Ended March 31, 2006	Net Income	Shares	Per Share Amount
Basic earnings and per share amounts	$79	4,119	0.02
Dilutive securities	—	118	—

Diluted earnings and per share amounts	$79	4,237	0.02

Options to purchase 1,094,314 and 521,037 shares of Common Stock outstanding as of March 31, 2007 and 2006, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

3. INVENTORIES

Inventories as of March 31, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	March 31, 2007	December 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
Work in process	$20,737	$25,468
Raw materials and supplies	14,454	11,722
Finished goods	786	786

Total	35,977	37,976
Less reserves for obsolete inventory	(5,343)	(3,047)
Less milestone payments and customer deposits	(14,547)	(20,617)

	$16,087	$14,312

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. DEBT

Debt as of March 31, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	March 31, 2007	December 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
Revolving Credit Facility; interest at LIBOR plus 6.00% (11.32% at March 31, 2007)	$21,477	$21,855
Bank Term Loan; interest at LIBOR plus 3.00% (8.32% at March 31, 2007)	750	1,000
Treasury Stock Term Loan; interest at LIBOR plus 3.00% (8.32% at March 31, 2007)	539	719
Airport Authority Term Loan; interest at BMA plus 0.36% (3.81% at March 31, 2007)	1,960	1,960
Special Value Bond Fund, LLC, a related party; interest fixed at 15%	5,000	5,000
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	12	12

Total long-term debt	29,738	30,546
Less portion reflected as current	(27,952)	(28,760)

Long term-debt, net of current portion	$1,786	$1,786

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

Components of the Pension Plan’s net periodic pension cost included in continuing operations were as follows:

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

(In Thousands)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
	(In Thousands)
Net Sales from discontinued operations	$1,594	$3,572
Loss before income taxes from discontinued operations	$(209)	$(76)
Income tax benefit from discontinued operations	(82)	(31)

Loss from discontinued operations	$(127)	$(45)

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $113,000 and $55,000 for the three months ended March 31, 2007 and 2006, respectively.

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

(In Thousands)

	March 31, 2007 (unaudited)	December 31, 2006
	(As Restated, See Note 1)	(As Restated, See Note 1)
	(In Thousands)
Accounts receivable	$5,742	$5,456
Inventories	186	153
Deferred income taxes	185	181
Prepaid expenses and other	24	53

Total current assets	6,137	5,843

Machinery, equipment and improvements, net	290	249
Deferred income taxes	1,016	1,025
Deposits and other	72	60

Total non-current assets	1,378	1,334

Total Assets	$7,515	$7,177

Accounts payable	$797	$720
Accrued liabilities	182	207
Customer deposits in excess of cost	58	—

Total current liabilities	1,037	927

Net Assets	$6,478	$6,250

11. SEGMENT INFORMATION

The Company has historically had three reportable segments: GSS, CSS and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, which is comprised of Pemco Engineers and Space Vector Corporation, is located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles. On September 30, 2006, the Company sold all the assets of Pemco Engineers. The businesses historically comprising the MCS have been or were in the process of being sold at March 31, 2007 and are not presented in the segment information.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 2006 Annual Report on Form 10-K. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is eliminated. The Company does not allocate income taxes to segments.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. Although CSS primarily services the commercial sector, they may, at times, generate revenues from government entities or programs. Similarly, the GSS may also cross sectors and generate revenue from the commercial sector.

The following table presents information about segment profit or loss for the three months ended March 31, 2007 and 2006:

(In Thousands)

Three Months Ended March 31, 2007	GSS	CSS	Unallocated Corporate	Consolidated
Revenues from external domestic customers	$19,583	$31,227	—	$50,810
Revenues from external foreign customers	—	—	—	—
Inter-company revenues	46	—	—	46

Total segment revenues	19,629	31,227	—	50,856
Elimination				(46)

Total revenue				$50,810

Gross profit	$2,610	$5,159	69	$7,838
Segment operating income	755	2,418	(451)	2,722
Interest expense				888
Income taxes				811

Income from continuing operations				$1,023

Assets	$33,122	$27,812	$20,761	$81,695
Depreciation/amortization	417	378	2	797
Capital additions	45	59	7	111

Three Months Ended March 31, 2006	GSS	CSS	Unallocated Corporate	Consolidated
	(As Restated, See Note 1)	(As Restated, See Note 1)		(As Restated, See Note 1)
Revenues from external domestic customers	$22,030	$10,524	$—	$32,554
Revenues from external foreign customers	—	1,517	—	1,517
Inter-company revenues	—	13	—	13

Total segment revenues	22,030	12,054	—	34,084
Elimination				(13)

Total revenue				$34,071

Gross profit	$2,918	$2,798	$14	$5,730
Segment operating income (loss)	746	226	(165)	807
Interest expense				600
Income taxes				83

Income from continuing operations				$124

Assets	$40,518	$28,181	$27,664	$93,363
Depreciation/amortization	399	440	—	839
Capital additions	599	115	—	714

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military and commercial customers. The businesses historically comprising the Manufacturing and Components Segment (“MCS”) have been or are in the process of being sold and are presented herein as discontinued operations. The Company’s continuing operations consist of two operating segments, its Government Services Segment (“GSS”) and its Commercial Services Segment (“CSS”). The Company’s services are provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 versus three months ended March 31, 2006

The table below presents major highlights from the three months ended March 31, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$50.81	$34.07	49.1%
Gross profit	7.84	5.73	36.8%
Operating income from continuing operations	2.72	0.81	235.8%
Income from continuing operations before taxes	1.83	0.21	771.4%
Income from continuing operations	1.02	0.12	750.0%
Net income	0.90	0.08	1025.0%
EBITDA from continuing operations	3.52	1.64	114.6%

The Company defines operating income from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the quarters ended March 31, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Income from continuing operations	$1.02	$0.12
Interest expense	0.89	0.60
Taxes	0.81	0.08
Depreciation and Amortization	0.80	0.84

EBITDA from continuing operations	$3.52	$1.64

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

The table below presents the highlights in revenue by operating segment for the three months ended March 31, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS-continuing operations	$19.63	$22.03	$(2.40)	(10.9)%
CSS-continuing operations	31.23	12.05	19.18	159.2%
MCS-discontinued operations	1.59	3.57	(1.98)	(55.5)%
Eliminations	(0.05)	(0.01)	(0.04)

Total	$52.40	$37.64	$14.76	39.2%

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

Gross profit at GSS decreased from $2.9 million to $2.6 million during the first quarter of 2007 compared to the first quarter of 2006. The decrease is primarily attributable to a decline in man-hours caused by fewer inductions of KC-135 aircraft. Selling, general and administrative (“SG&A”) expenses of GSS remained unchanged at $1.9 million during the first quarters of 2007 and 2006.

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

Gross profit at CSS increased from $2.8 million during the first quarter of 2006 to $5.2 million during the first quarter of 2007. Gross profit during the first quarter of 2006 was adversely impacted by the lockout of all union employees at the Dothan, Alabama facility, from August 11, 2005 to October 9, 2005 and the bankruptcy of CSS’s largest customer in the third quarter of 2005 as CSS capacity utilization increased back to normal levels. Additional cargo conversions increased gross profit by $0.8 million in the first quarter of 2007. Gross profit at CSS in 2006 was also positively impacted by the settlement of the H-3 Request for Equitable Adjustment which resulted in an increase in revenue of $0.8 million. CSS SG&A increased $0.3 million during the first quarter of 2007 primarily attributable to a higher percentage of allocated corporate SG&A.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the first quarter of 2007, the Company incurred $0.4 million of legal and accounting expenses related to the planned sale of Space Vector Corporation and the planned sale of CSS which were not allocated. There were no comparable unallocated corporate expenses related to planned sales in the first quarter of 2006.

Total interest expense, including discontinued operations, increased to $1.0 million in the first quarter of 2007 from $0.7 million in the first quarter of 2006. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements. Approximately $113,000 and $55,000 of total interest expense is included in the income (loss) from discontinued operations in the first quarter of 2007 and 2006, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	March 31, 2007	December 31, 2006	Change
	(As Restated, See Note 1)	(As Restated, See Note 1)
Cash	$20	$23	$(3)
Working capital	(6,600)	(10,014)	3,414
Current portion of long-term debt and capital lease obligations	27,952	28,760	(808)
Stockholders’ equity	8,791	7,380	1,411
Debt to equity ratio	3.18	3.90	(0.72)

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity under its Revolving Credit Facility. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. As discussed below under “Funding Sources,” the Company anticipates that cash flow generated from operations or by consummating potential strategic divestitures will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be impacted by whether or not the Company wins the KC-135 contract award. The sale of the CSS in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity. Additionally, a deterioration of financial results due to the occurrence of any of the items discussed in the Company’s 2006 Annual Report on Form 10-K, under the heading “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE”, or failure to renegotiate the Company’s credit facilities could adversely affect its liquidity.

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

As discussed more extensively below, current maturities of long-term debt totaled $28.0 million and $28.8 million at March 31, 2007 and December 31, 2006, respectively. All of the current maturities relate to the scheduled expirations of various credit agreements in 2007. The Company expects the net proceeds from the sale of Space Vector Corporation and its CSS to be sufficient to eliminate all of its indebtedness and provide working capital for GSS, although there can be no assurances in that regard.

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

As discussed above, the Company has engaged advisors to pursue a public offering of 100% of the CSS on the AIM market in London and is also in discussions with several interested parties regarding the potential sale of the CSS. The Company expects the net proceeds from the sale of the CSS to be sufficient to eliminate all of the debt with Wachovia Bank and Compass Bank and provide working capital for GSS, although there can be no assurances in that regard.

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

BACKLOG FROM CONTINUING OPERATIONS

Backlog at the GSS decreased from $32.1 million at December 31, 2006 to $24.8 million at March 31, 2007. Approximately $5.5 million of the decrease was the result of fewer KC-135 aircraft in work, totaling five at March 31, 2007 versus seven at December 31, 2006. Backlog for the P-3 program decreased $1.4 million due to fewer aircraft in work, totaling four at March 31, 2007 versus six at December 31, 2006. The reduction in KC-135 aircraft in work at the GSS was partially caused by the reduction in processing time due to improvements in flow days. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract. Backlog at the CSS decreased from $31.3 million to $30.8 million due to normal fluctuations in the level of activity.

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

During the audit of the 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no such entries were noted as having been made by him during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel.

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

PEMCO AVIATION GROUP, INC.

Dated: August 6, 2007	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2007	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)