Form 10-Q
period 2007-06-30
PEMCO AVIATION GROUP INC
filed 2007-08-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007,

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

(Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2007
Common Stock, $.0001 par value	4,126,200

INDEX

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$42	$23
Accounts receivable, net	26,605	27,668
Inventories, net	16,500	14,465
Deferred income taxes	4,014	3,288
Prepaid expenses and other	1,144	1,794
Assets of discontinued operations	9	9

Total current assets	48,314	47,247

Machinery, equipment and improvements at cost:
Machinery and equipment	31,801	31,630
Leasehold improvements	31,074	30,913
Construction-in-process	104	217

	62,979	62,760
Less accumulated depreciation and amortization	(41,314)	(39,922)

Net machinery, equipment and improvements	21,665	22,838

Other non-current assets:
Deposits and other	3,152	2,684
Deferred income taxes	12,441	14,199
Related party receivable	429	524
Intangible assets, net	72	260
Assets of discontinued operations	834	834

Total other non-current assets	16,928	18,501

Total assets	$86,907	$88,586

The accompanying notes are an integral part of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	June 30, 2007	December 31, 2006
	(Unaudited)
Current liabilities:
Current portion of long-term debt	$27,861	$28,760
Current portion of pension and post-retirement liabilities	81	81
Accounts payable - trade	14,789	14,849
Accrued health and dental	914	871
Accrued liabilities - payroll related	5,710	5,485
Accrued liabilities - other	2,063	3,529
Customer deposits in excess of cost	3,491	3,648
Liabilities of discontinued operations	37	37

Total current liabilities	54,946	57,260

Long-term debt, less current portion	1,828	1,786
Long-term pension and post-retirement liabilities	17,555	19,510
Other long-term liabilities	3,095	2,650

Total liabilities	77,424	81,206

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,126,200 outstanding at June 30, 2007 and December 31, 2006	1	1
Additional paid-in capital	14,926	14,345
Retained earnings	30,935	29,413
Treasury stock, at cost – 413,398 shares at June 30, 2007 and December 31, 2006	(8,623)	(8,623)
Accumulated other comprehensive loss:
Pension and post-retirement liabilities	(27,756)	(27,756)

Total stockholders’ equity	9,483	7,380

Total liabilities and stockholders’ equity	$86,907	$88,586

The accompanying notes are an integral part of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net sales	$53,176	$48,480
Cost of sales	45,899	41,759

Gross profit	7,277	6,721
Selling, general and administrative expenses	5,169	5,433
Reversal of provision for doubtful accounts	—	(638)

Operating income	2,108	1,926
Interest expense	1,058	829

Income from continuing operations before income taxes	1,050	1,097
Income tax expense	424	434

Income from continuing operations	626	663
Loss from discontinued operations, net of tax	—	(218)

Net income	$626	$445

Net income per common share:
Basic income from continuing operations	$0.15	$0.16
Basic income (loss) from discontinued operations	$—	$(0.05)
Basic net income per share	$0.15	$0.11
Diluted income from continuing operations	$0.15	$0.16
Diluted income (loss) from discontinued operations	$—	$(0.05)
Diluted net income per share	$0.15	$0.10

Weighted average common shares outstanding:
Basic	4,126	4,121
Diluted	4,189	4,252

The accompanying notes are an integral part of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net sales	$105,580	$85,135
Cost of sales	90,038	71,987

Gross profit	15,542	13,148
Selling, general and administrative expenses	10,808	11,013
Reversal of provision for doubtful accounts	—	(638)

Operating income	4,734	2,773
Interest expense	2,059	1,459

Income from continuing operations before income taxes	2,675	1,314
Income tax expense	1,153	519

Income from continuing operations	1,522	795
Loss from discontinued operations, net of tax	—	(271)

Net income	$1,522	$524

Net income per common share:
Basic income from continuing operations	$0.37	$0.19
Basic income (loss) from discontinued operations	$—	$(0.07)
Basic net income per share	$0.37	$0.13
Diluted income from continuing operations	$0.37	$0.18
Diluted income (loss) from discontinued operations	$—	$(0.06)
Diluted net income per share	$0.37	$0.12

Weighted average common shares outstanding:
Basic	4,126	4,120
Diluted	4,142	4,300

The accompanying notes are an integral part of these consolidated financial statements.

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$1,522	$524

Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	1,682	1,917
Amortization of intangible assets	188	136
Provision for deferred income taxes	1,032	352
Funding in excess of pension cost	(1,955)	(1,988)
Provision for (reversal of) losses on receivables	148	(638)
Loss on disposals of machinery and equipment	28	2
Provision for inventory valuation	329	—
Reversal of losses on contracts-in-process	(166)	(2,958)
Stock based compensation expense	581	710

Changes in assets and liabilities:
Accounts receivable, trade	915	(6,553)
Inventories	(2,198)	6,407
Prepaid expenses and other	650	357
Deposits and other	(373)	(365)
Customer deposits in excess of cost	(157)	(3,044)
Accounts payable and accrued liabilities	(813)	295

Total adjustments	(109)	(5,370)

Net cash provided by / (used in) operating activities	1,413	(4,846)

Cash flows from investing activities:
Capital expenditures	(434)	(1,371)

Net cash used in investing activities	(434)	(1,371)

The accompanying notes are an integral part of these consolidated financial statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Cash flows from financing activities:
Proceeds from exercise of stock options	$—	$95
Net change under revolving credit facility	(97)	2,270
Borrowings under long-term debt	—	5,000
Principal payments under long-term debt	(863)	(863)
Payment of debt issuance costs	—	(218)

Net cash (used in) provided by financing activities	(960)	6,284

Net increase in cash and cash equivalents	19	67

Cash and cash equivalents, beginning of period	23	26

Cash and cash equivalents, end of period	$42	$93

Supplemental disclosure of cash flow information:
Cash paid / (received) during the period for:
Interest	$1,937	$1,264

Income taxes	$59	$(301)

The accompanying notes are an integral part of these consolidated financial statements

PEMCO AVIATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

June 30, 2007 and 2006

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Pemco Aviation Group, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

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

On September 30, 2006, the Company sold the assets and operations of Pemco Engineers, Inc., which are presented in these consolidated financial statements as discontinued operations. Pemco Engineers was previously included in the MCS segment. In the fourth quarter of 2006, the Board of Directors approved a plan to divest the Company’s subsidiary Space Vector Corporation. In May 2007, the Company reversed its decision to sell Space Vector, which had been previously included in discontinued operations in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006 and the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007. Space Vector is presented in these consolidated financial statements as part of the Company’s continuing operations because the Company reversed its decision to sell Space Vector.

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity on existing revolving credit agreements. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash flow generated from operations or by consummating potential strategic divestitures will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be affected by whether or not the Company wins the KC-135 contract award from the U.S. Air Force. The anticipated sale of the CSS business in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity.

2. NET INCOME PER SHARE

Computation of basic and diluted earnings from continuing operations per share for the three-month and six-month periods ended June 30, 2007 and 2006 is as follows:

(In Thousands, Except Share and Per Share Information)

For the Three Months Ended June 30, 2007	Income from Continuing Operations	Shares Outstanding	Earnings Per Share
Basic earnings and per share amounts	$626	4,126	$0.15
Dilutive shares	—	63	—

Diluted earnings and per share amounts	$626	4,189	$0.15

For the Three Months Ended June 30, 2006	Income from Continuing Operations	Shares Outstanding	Earnings Per Share
Basic earnings and per share amounts	$663	4,121	$0.16
Dilutive shares	—	131	—

Diluted earnings and per share amounts	$663	4,252	$0.16

For the Six Months Ended June 30, 2007	Income from Continuing Operations	Shares Outstanding	Earnings Per Share
Basic earnings and per share amounts	$1,522	4,126	$0.37
Dilutive shares	—	16	—

Diluted earnings and per share amounts	$1,522	4,142	$0.37

For the Six Months Ended June 30, 2006	Income from Continuing Operations	Shares Outstanding	Earnings Per Share
Basic earnings and per share amounts	$795	4,120	$0.19
Dilutive shares	—	180	(0.01)

Diluted earnings and per share amounts	$795	4,300	$0.18

Options to purchase 982,374 and 763,206 shares of Common Stock related to the three months ended June 30, 2007 and 2006, respectively, and options to purchase 1,080,039 and 558,881 shares of Common Stock related to the six months ended June 30, 2007 and 2006, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

3. INVENTORIES

Inventories as of June 30, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	June 30, 2007	December 31, 2006
Work in process	$16,070	$25,468
Raw materials and supplies	12,807	12,188
Finished goods	786	786

Total	29,663	38,442
Less reserves for obsolete inventory	(3,689)	(3,360)
Less milestone payments and customer deposits	(9,474)	(20,617)

Total inventories	$16,500	$14,465

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. DEBT

Debt as of June 30, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	June 30, 2007	December 31, 2006
Revolving Credit Facility; interest at LIBOR plus 3.00% (8.32% at June 30, 2007)	$21,758	$21,855
Bank Term Loan; interest at LIBOR plus 3.00% (8.32% at June 30, 2007)	500	1,000
Treasury Stock Term Loan; interest at LIBOR plus 3.00% (8.32% at June 30, 2007)	359	719
Airport Authority Term Loan; interest at BMA plus 0.36% (3.89% at June 30, 2007)	1,960	1,960
Special Value Bond Fund, LLC, a related party; interest fixed at 15%	5,000	5,000
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	112	12

Total long-term debt	29,689	30,546
Less portion reflected as current	(27,861)	(28,760)

Long term-debt, net of current portion	$1,828	$1,786

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

On February 15, 2006, the Credit Agreement was amended to establish financial covenants for 2006. The covenants established a minimum adjusted tangible net worth for each quarter, minimum earnings before tax beginning June 30, 2006, and a fixed charge coverage ratio for the year ending December 31, 2006. As discussed below, the debt covenants were further amended on October 12, 2006. The Company was in compliance with all debt covenants at June 30, 2007.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wachovia Bank and Compass Bank. The Amended Credit Agreement:

•	Extended the maturity date of the Revolving Credit Facility to August 31, 2007;

•	Maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million;

•	Provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract;

•	Provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory, as defined in the Amended Credit Agreement, from 50% to 65%; and

•

Changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% (8.32% at June 30, 2007), determined based on quarterly earnings before interest, taxes, deprecation and amortization (“EBITDA”), as defined in the Amended Credit Agreement, and established new debt covenants as follows:

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

Borrowing availability under the Revolving Credit Facility is tied to percentages of eligible accounts receivable and inventories. The Company had borrowings of approximately $21.8 million outstanding under the Revolving Credit Facility at June 30, 2007. Additional availability under the Revolving Credit Facility at June 30, 2007 was $4.1 million.

The Bank Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 2.25% to 3.00% (8.32% at June 30, 2007), determined by the ratio of adjusted funded debt to earnings before interest, taxes, depreciation and amortization as each is defined in the Credit Agreement. The loan is payable in 60 monthly installments of $83,333 plus interest.

The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.32% at June 30, 2007). The loan is payable in 31 monthly installments of $59,890.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (“BMA”) rate plus 0.36% (3.89% at June 30, 2007). The amount outstanding under the Airport Authority Term Loan at June 30, 2007 was approximately $2.0 million and is payable in 14 annual installments of approximately $180,000. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Amended Credit Agreement with Wachovia Bank and Compass Bank. The Note contains customary events of default consistent with the events of default defined in the Amended Credit Agreement with Wachovia Bank and Compass Bank. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on July 31, 2007 to extend the maturity date of the Note to February 15, 2009.

During the six months ended Jan. 30, 2007, the Company acquired machinery and equipment of approximately $103,000 under a capital lease obligation.

All of the above facilities have provisions for increases in the interest rate and acceleration of debt during any period when an event of default exists.

Principal maturities of debt as of June 30, 2007 over the next five years and in the aggregate thereafter are as follows:

(In Thousands)

Current	$27,861
1-3 years	588
3-5 years	540
Thereafter	700

$29,689

The total amount of the Revolving Credit Facility and Note that are included in the current maturity of debt listed above relates to the scheduled maturity of the Revolving Credit Facility on August 31, 2007. The Company is presently in discussions with Wachovia Bank and Compass Bank to extend the maturity of the Revolving Credit Facility. The above loans are collateralized by substantially all of the assets of the Company and have various covenants that limit or prohibit the Company from incurring additional indebtedness, disposing of assets, merging with other entities, declaring dividends, or making capital expenditures in excess of certain amounts in any fiscal year. Additionally, the Company is required to maintain various financial ratios and minimum net worth amounts.

As of June 30, 2007, the Company was in compliance with all its covenants in the Amended Credit Agreement; however, there can be no assurances that the Company will satisfy all of the debt covenants in the future or that the availability under the Revolving Credit Facility will be sufficient to continue its operations. If the Company violates any of the debt covenants, all debt may become immediately due and payable. If additional financing is needed, the Company’s negative results of operations in prior years and the current lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

5. INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. As of the date of adoption, the Company had no unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties since the adoption of FIN 48.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

The Company is not currently under Internal Revenue Service (IRS), state or local tax examinations.

6. STOCK OPTIONS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during the fiscal year 2000, with outstanding options under that plan being combined with the Stock Option Plan. Options available to be granted under the Stock Option Plan amounted to approximately 230,000 at June 30, 2007. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the Stock Option Plan)

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. The Company elected to use the modified prospective transition method. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options, over the service period (generally the vesting period) in the consolidated financial statements. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity, rather than as an operating activity as in the past.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Shares (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2006	1,071	$20.29
Granted	202	8.35
Exercised	—	—
Forfeited/Expired	(79)	19.43

Outstanding as of June 30, 2007	1,194	18.33

Exercisable as of June 30, 2007	1,099	19.02

The weighted average remaining term for outstanding stock options was 6.0 years at June 30, 2007. The aggregate intrinsic value at June 30, 2007 was $522,312 for stock options outstanding and $403,557 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

Proceeds received from the exercise of stock options were approximately $-0- and $95,000 during the first six months of 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was approximately $-0- and $78,000 for the first six month of 2007 and 2006, respectively, which are deductible for tax purposes. However, these tax benefits were not realized due to existing unused net operating loss carryforwards. The pre-tax compensation cost for stock-based employee compensation was approximately $581,000 and $710,000 for the first six months of 2007 and 2006, respectively.

The fair value of the options granted during the six months ended June 30, 2007 and 2006 was estimated on the date of grant using the binominal method and the following weighted-average assumptions:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Risk-free interest rate	4.54%	4.84% - 4.88%
Expected volatility	60%	59%
Expected term (years)	4.38	4.2
Dividend yield	0%	0%
Exercise Factor	2.00	2.00
Post-Vest %	5.04%	6.51%

The options pricing model used to calculate the fair value of the options granted requires the input of subjective assumptions that will usually have a significant impact on the fair value estimated.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of June 30, 2007, approximately $323,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.6 years.

Holders of stock options under the Company’s Stock Option Plan exercised options for 2,999 and 9,826 shares of the Company’s Common Stock during the three and six months ended June 30, 2006, respectively. The Company recorded increases to additional paid-in capital of approximately $33,000 and $125,000 related to the exercise price and a tax benefit of approximately $1,800 and $30,000 during the three and six months ended June 30, 2006, respectively. There were no stock options exercised during the three or six months ended June 30, 2007.

7. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in U.S. treasury bills, and do not include Company Common Stock. The fair market values of the assets in the rabbi trust at June 30, 2007 and December 31, 2006 were $2.9 million and $2.4 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.9 million and $2.4 million at June 30, 2007 and December 31, 2006, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

During the six months ended June 30, 2007, the Company made contributions to the Pension Plan totaling $4.6 million. The Company expects to contribute approximately $6.5 million to the Pension Plan during the remainder of 2007.

Components of the Pension Plan’s net periodic pension cost included in continuing operations were as follows:

(In Thousands)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Service cost	$751	$728	$1,502	$1,457
Interest cost	1,964	1,870	3,928	3,739
Expected return on plan assets	(2,444)	(2,266)	(4,888)	(4,532)
Amortization of prior service cost	333	314	666	628
Amortization of net loss	729	611	1,458	1,222

Net pension cost	$1,333	$1,257	$2,666	$2,514

9. CONTINGENCIES

United States Government Contracts

The Company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. On April 19, 2007, the Company was served with a subpoena from the Office of the Inspector General, Department of Defense. The subpoena requests certain information related to non-routine maintenance services and billings on the KC-135 PDM subcontract with Boeing Corporation. The Company has no knowledge regarding the basis or objective of the investigation, nor any reason to believe there will be a material adverse outcome; however, it is unable at this point to estimate the potential impact of this matter, if any, upon the Company's financial position or results of operations.

Concentrations

A small number of the Company's customers account for a significant percentage of its revenues. The KC-135 program comprised 25% and 47% of the Company’s total revenues from continuing operations during the six-month periods ended June 30,

2007 and 2006, respectively. The Company’s four largest programs generated approximately 74% and 70% of its revenues during the first six months of 2007 and 2006, respectively. Termination or a disruption in these contracts or the inability of the Company to renew or replace these contracts, could have a materially adverse effect on the Company’s financial position and results of operations.

In May 2005, the U.S. Air Force decided to re-compete the KC-135 PDM program. The Company submitted a proposal to the USAF as a subcontractor/partner with Boeing LSS for the KC-135 program. On June 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and the Company’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. Under the previously announced MOA, the companies had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 program reducing the requested quantities of aircraft, and that the reduction would be so unfavorable to Boeing that further participation in the program pursuant to the MOA would no longer be practical or financially viable. The Company and Boeing are currently teamed on the KC-135 Bridge Contract through the government fiscal year ending September 30, 2007, which remains unaffected by the termination. The Company submitted a proposal as a prime contractor for the KC-135 PDM program in September 2006. An award announcement is expected before the end of the third quarter of 2007. If the Company’s proposal for the KC-135 PDM program is unsuccessful, or if the award is significantly delayed, it could have a material effect on the Company’s financial condition, materially harm the Company’s business and impair the value of its Common Stock.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The parties were able to subsequently settle the case following consecutive mediation efforts. On March 14, 2007, the Company’s insurer agreed to pay $3.0 million and the Company was absolved of any requirements to provide services on these aircraft. A final settlement agreement was executed by all parties on April 20, 2007. As a result of amendments to the settlement agreement the Company reduced the estimated cost of the settlement by $1.0 million in 2006 of which $0.4 million was recorded in the second quarter of 2006.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s Pemco

World Air Services, Inc. subsidiary in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the six aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Court granted the Company partial summary judgment as to two of the five GECAS counterclaims. Discovery was completed on June 15, 2007, but a trial date has not been set. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

On November 9, 1994, the Company was awarded a contract to perform standard depot level maintenance (“SDLM”) and engineering design work (“Executive Transport”) on an H-3 helicopter. In 2002, the Company filed three separate Requests for Equitable Adjustment (“REA”) with the Navy. The claims included entitlement to additional sums due to severe funding issues and lack or delay of required support in materials, equipment and engineering data for the H-3 program. The case was settled in May 2006 with the government agreeing to pay $1.85 million to the Company in settlement of all three claims. The Company recorded $0.8 million of revenue related to the settlement during the first quarter of 2006. The Company paid $0.2 million in legal fees related to this settlement in the first quarter of 2006, which is reflected in selling, general and administrative expenses on the Consolidated Statement of Operations. Approximately $1.0 million of revenue related to the claim had been recognized in periods prior to 2005.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief, and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently filed a parallel case. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On June 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. The Company reached a settlement determination with the EEOC for $0.4 million. The settlement was approved by the court and a Consent Decree entered on April 16, 2007 in the Northern District of Alabama, Southern Division. During 2006, the Company reversed $0.5 million of accruals related to the settlement of the case with the EEOC. The Company denies any liability with regard to this case and believes it has taken effective remedial and corrective action, and acted promptly in respect to any specific complaint by an employee.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-Up Standard Report, as required, was submitted to the EPA in January 2005. On April 17, 2007 the Company received notice from the EPA that the Media Clean-Up Standard Report was disapproved. The Company has been given a 120-day period to submit an updated report consistent with the federal and state regulations enacted or revised since the original submittal in 2005, but has requested, and anticipates receiving an extension for submittal. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both June 30, 2007 and December 31, 2006, which are included in “accrued liabilities—other” on the accompanying consolidated balance sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of June 30, 2007. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

In June 2007, Pemco Aeroplex received a request from the United States Environmental Protection Agency (USEPA) to provide certain information about any dealings Pemco Aeroplex, Inc. or its predecessors, had with, or shipments of waste made to a company named Performance Advantage. Performance Advantage operated a fuel blending and recycling facility in Weogufka, Alabama, until the early 1990’s, at which time it closed. That facility has been identified by USEPA as a CERCLA/Superfund Site based on testing performed indicating contamination on site. USEPA has identified Pemco Aeroplex as a potentially responsible party (PRP) for the costs of investigating and cleaning up the site. USEPA has informed Pemco Aeroplex that it believes the shipments of waste to Performance Advantage were made by the Company’s predecessor, Hayes International, in the early 1980’s. Pemco purchased Hayes International in 1988.

The Company has been unable to locate any documents remaining in its possession, custody or control reflecting any such dealings by its predecessor. However, the Company, through its outside counsel, has been able to confirm that Hayes did ship paint/solvent waste and spent aviation fuel to Performance Advantage in approximately 1982 and 1983. The exact number of drums or quantity of material and the dates of such shipments are not known. The Company has responded to USEPA’s information request and now waits for receipt of information from USEPA on the nature of the contamination and cleanup at the site, the anticipated cost and identification of other PRPs. Due to the uncertain nature of the foregoing, we are unable to assess or estimate the potential liability, if any.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations has not had, and is not expected to have, a material effect on the Company’s financial position or results of operations.

10. SEGMENT INFORMATION

The Company has three reportable segments: GSS, CSS and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The CSS, located in Dothan, Alabama, provides commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributes aircraft parts. The MCS, which is comprised of Space Vector Corporation, is located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 2006 Annual Report on Form 10-K. The Company evaluates performance based on total (external and inter-segment) revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is eliminated. The Company does not allocate income taxes to segments.

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

The following table presents information about segment profit or loss for the three months ended June 30, 2007 and 2006, excluding discontinued operations:

(In Thousands)

Three Months Ended June 30, 2007	GSS	CSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$15,776	$26,298	$3,403		$45,477
Revenues from foreign customers	—	7,699	—	—	7,699
Inter-company revenues	8	—	—	—	8

Total segment revenues	15,784	33,997	3,403	—	53,184
Elimination					(8)

Total revenue					$53,176

Gross profit	$646	$6,109	$522	$—	$7,277
Segment operating income / (loss)	(1,186)	4,005	(199)	(512)	2,108
Interest expense					(1,058)
Income tax expense					(424)

Net income					$626

Assets	$31,513	$27,336	$6,051	$21,164	$86,064
Depreciation/amortization	419	358	48	36	861
Capital additions	246	11	169	—	426

Three Months Ended June 30, 2006	GSS	CSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$24,538	$15,849	$3,044	$—	$43,431
Revenues from foreign customers	—	5,049	—	—	5,049
Inter-company revenues	101	11	—	—	112

Total segment revenues	24,639	20,909	3,044	—	48,592
Elimination					(112)

Total revenue					$48,480

Gross profit	$2,348	$3,131	$1,242	$—	$6,721
Segment operating income / (loss)	(109)	1,450	721	(136)	1,926
Interest expense					(829)
Income tax expense					(434)

Net Income					$663

Assets	$39,211	$24,887	$5,217	$26,629	$95,944
Depreciation/amortization	465	422	38	—	925
Capital additions	579	37	7	—	623

The following table presents information about segment profit or loss for the six months ended June 30, 2007 and 2006, excluding discontinued operations:

(In Thousands)

Six Months Ended June 30, 2007	GSS	CSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$35,359	$52,724	$4,997	$—	$93,080
Revenues from foreign customers	—	12,500	—	—	12,500
Inter-company revenues	54	—	—	—	54

Total segment revenues	35,413	65,224	4,997	—	105,634
Elimination					(54)

Total revenue					$105,580

Gross profit	$3,256	$11,268	$918	$100	$15,542
Segment operating income / (loss)	(431)	6,423	(384)	(874)	4,734
Interest expense					(2,059)
Income taxes					(1,153)

Net income					$1,522

Assets	$31,513	$27,336	$6,051	$21,164	$86,064
Depreciation/amortization	812	721	76	73	1,682
Capital additions	291	70	169	7	537

Six Months Ended June 30, 2006	GSS	CSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$46,568	$26,373	$5,628	$—	$78,569
Revenues from foreign customers	—	6,566	—	—	6,566
Inter-company revenues	101	24	—	—	125

Total segment revenues	46,669	32,963	5,628	—	85,260
Elimination					(125)

Total revenue					$85,135

Gross profit	$5,270	$5,929	$1,949	$—	$13,148
Segment operating income / (loss)	637	1,676	704	(244)	2,773
Interest expense					(1,459)
Income taxes					(519)

Net income					$795

Assets	$39,211	$24,887	$5,217	$26,629	$95,944
Depreciation/amortization	863	862	73	—	1,798
Capital additions	1,178	151	18	—	1,347

11. DISCONTINUED OPERATIONS

On September 30, 2006, the Company sold the assets of it’s subsidiary, Pemco Engineers, Inc., which had previously been included in the MCS segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this business unit is reported as discontinued operations and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Net sales and loss from discontinued operations for the three- and six month periods ended June 30, 2007 and 2006 were as follows:

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net Sales from discontinued operations	$—	$1,230	$—	$2,428

Loss before income taxes from discontinued operations	$—	$(352)	$—	$(438)
Income tax benefit from discontinued operations	—	(134)	—	(167)

Loss from discontinued operations	$—	$(218)	$—	$(271)

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $25,000 and $50,000 for the three- and six month periods ended June 30, 2006, respectively. There was no allocation of interest expense for the three- and six month periods ended June 30, 2007.

To conform with this presentation, all prior periods have been reclassified. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

As of June 30, 2007 and December 31, 2006, net assets of discontinued operations, consisted of the following:

(In Thousands)

	June 30, 2007 (unaudited)	December 31, 2006
Prepaid expenses and other current assets	$9	$9

Total current assets	9	9

Deferred tax asset	834	834

Total assets	$843	$843

Accounts payable	$37	$37

Total current liabilities	37	37

Total liabilities	37	37

Net assets	$806	$806

12. SUBSEQUENT EVENT

On July 11, 2007, the Company and Sun Capital Partners, Inc. (“Sun Capital”) announced they had entered into a Stock Purchase Agreement (the “Purchase Agreement”) between the Company, WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”) and Pemco World Air Services, Inc. (“PWAS”), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company has agreed to sell all of the outstanding capital stock of PWAS to WAS for an aggregate purchase price of approximately $43.0 million in cash, subject to: (i) a purchase price holdback of up to $1.0 million for potential environmental remediation, (ii) an offset of $5.75 million for the assumption of certain underfunded pension liabilities and (iii) a potential working capital adjustment. The completion of the transaction, which is currently anticipated to close in the fall of 2007, is subject to the approval of the Company’s stockholders as well as other customary closing conditions.

The Company has agreed, subject to certain exceptions, to cause a stockholders meeting to be held to consider approval of the Purchase Agreement and the transactions contemplated thereby. The Purchase Agreement contains certain termination rights and provides that if the stockholders of the registrant fail to approve the transaction, the Company will be required to pay up to $2,500,000 of WAS’s reasonable out of pocket expenses.

In connection with the Purchase Agreement, Tennenbaum Capital Partners, LLC and certain of its affiliates and Massachusetts Mutual Life Insurance Company and certain of its affiliates have entered into a Voting Agreement with WAS, dated July 10, 2007. As of July 10, 2007, these stockholders had shared voting power over 2,004,566 shares, or approximately 48.6%, of the Company’s outstanding common stock.

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

RECENT DEVELOPMENTS

On July 11, 2007, the Company and Sun Capital Partners, Inc. (“Sun Capital”) announced they had entered into a Stock Purchase Agreement (the “Purchase Agreement”) between the Company, WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”) and Pemco World Air Services, Inc. (“PWAS”), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company has agreed to sell all of the outstanding capital stock of PWAS to WAS for an aggregate purchase price of approximately $43.0 million in cash, subject to: (i) a purchase price holdback of up to $1.0 million for potential environmental remediation, (ii) an offset of $5.75 million for the assumption of certain underfunded pension liabilities and (iii) a potential working capital adjustment. The completion of the transaction, which is currently anticipated to close in the fall of 2007, is subject to the approval of the Company’s stockholders as well as other customary closing conditions.

The Company has agreed, subject to certain exceptions, to cause a stockholders meeting to be held to consider approval of the Purchase Agreement and the transactions contemplated thereby. The Purchase Agreement contains certain termination rights and provides that if the stockholders of the registrant fail to approve the transaction, the Company will be required to pay up to $2,500,000 of WAS’s reasonable out of pocket expenses.

In connection with the Purchase Agreement, Tennenbaum Capital Partners, LLC and certain of its affiliates and Massachusetts Mutual Life Insurance Company and certain of its affiliates have entered into a Voting Agreement with WAS, dated July 10, 2007. As of July 10, 2007, these stockholders had shared voting power over 2,004,566 shares, or approximately 48.6%, of the Company’s outstanding common stock.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 versus three months ended June 30, 2006

The table below presents major highlights from the three months ended June 30, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$53.18	$48.48	9.7%
Gross profit	7.28	6.72	8.3%
Operating income from continuing operations	2.11	1.93	9.3%
Income from continuing operations before taxes	1.05	1.10	(4.5)%
Income from continuing operations	0.63	0.66	(4.5)%
Net income	0.63	0.45	40.0%
EBITDA from continuing operations	2.97	2.85	4.2%

The Company defines operating income from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the quarters ended June 30, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Income from continuing operations	$0.63	$0.66
Interest expense	1.06	0.83
Taxes	0.42	0.43
Depreciation and Amortization	0.86	0.93

EBITDA from continuing operations	$2.97	$2.85

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

The table below presents the highlights in revenue by operating segment for the three months ended June 30, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS	$15.78	$24.64	$(8.86)	(36.0%)
CSS	34.00	20.91	13.09	62.6%
MCS	3.40	3.04	0.36	11.8%
Eliminations	—	(0.11)	0.11

Total	$53.18	$48.48	$4.70	9.7%

The $8.9 million decrease in GSS revenue was primarily due to decreases in KC-135 deliveries offset by increased revenue from U.S. Navy P-3 aircraft and U.S Air Force (“USAF”) C-130 aircraft. The KC-135 Program Depot Maintenance (“PDM”) program, which accounted for 22.5% of revenue in the second quarter of 2007 and 44.7% of revenue in the second quarter of 2006, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 program decreased $9.7 million during the second quarter of 2007 versus the second quarter of 2006. During the second quarter of 2007, the Company delivered three PDM aircraft and no drop-ins, compared to six PDM aircraft and one drop-in during the second quarter of 2006. The Company delivered one P-3 aircraft in the second quarter of 2007 and 2006. Revenue from non-routine work performed on P-3 aircraft increased $0.3 million during the second quarter of 2007 compared to the second quarter of 2006 due to more aircraft in work. Revenue increased $1.0 million under contracts to perform non-routine maintenance work on USAF C-130 aircraft. Revenue on other U.S. Government programs decreased $0.5 million during the second quarter of 2007 compared to the second quarter of 2006.

The increase in CSS revenue of $13.1 million was primarily due to increases in cargo conversion revenues of $7.0 million, increases in maintenance, repair and overhaul (“MRO”) revenue from Southwest Airlines of $4.7 million, and increases in MRO revenue from Northwest Airlines of $3.5 million, offset by decreases in revenue from various customers of $1.3 million and settlement of the H-3 Request for Equitable Adjustment of $0.8 million in the first quarter of 2006. CSS delivered four cargo conversions during the second quarter of 2007 compared to two during the second quarter of 2006. Two of the four cargo conversions were performed in mainland China. Southwest Airlines increased the number of aircraft inducted during the second quarter of 2007 versus the second quarter of 2006. Northwest Airlines increased the scope of work on aircraft inducted in the second quarter of 2007 as compared to the second quarter of 2006. CSS has several customers that provide drop-in aircraft on an inconsistent basis. These drop-in aircraft accounted for a larger percentage of revenue in the second quarter of 2006.

Gross profit at GSS decreased from $2.3 million to $0.6 million during the second quarter of 2007 compared to the second quarter of 2006. The decrease is primarily attributable to a decline in deliveries of KC-135 aircraft and losses incurred on the U.S. Navy P-3 program. Gross profit on the KC-135 program decreased $0.6 million during the second quarter of 2007 versus the second quarter of 2006. The Company recorded losses on the U.S. Navy P-3 program of $1.1 million during the second quarter of 2007 versus losses of $0.5 million during the second quarter of 2006. Selling, general and administrative (“SG&A”) expenses decreased $0.6 million during the second quarter of 2007 versus the second quarter of 2006 due to a decrease in the amount of allocated corporate expenses.

Gross profit at CSS increased from $3.1 million during the second quarter of 2006 to $6.1 million during the second quarter of 2007. Additional MRO revenue increased gross profit by $1.8 million in the second quarter of 2007. Additional cargo conversions increased gross profit by $1.8 million in the second quarter of 2007. Gross profit at CSS in 2006 was positively impacted by the settlement of the H-3 Request for Equitable Adjustment, which resulted in an increase in revenue of $0.8 million. CSS SG&A expenses decreased $0.2 million to $2.1 million in the second quarter of 2007 from $2.3 million in the second quarter of 2006 due to a reduction of allocated corporate expenses. CSS also recognized a $0.6 million reversal of a provision for doubtful accounts in the second quarter of 2006.

Gross profit at MCS decreased from $0.7 million during the second quarter of 2006 to ($0.2) million during the second quarter of 2007 due to the termination of one design services contract for a U.S. Government launch vehicle program and losses on fixed price contracts.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the second quarter of 2007, the Company incurred $0.5 million of legal and accounting expenses related to the planned sale of Space Vector Corporation and the sale of CSS. The Company did not allocate these expenses to its subsidiaries. There were no comparable unallocated corporate expenses in the second quarter of 2006.

Total interest expense, including discontinued operations, increased to $1.1 million in the second quarter of 2007 from $0.9 million in the second quarter of 2006. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements.

During the second quarter of 2007, the Company recorded income tax expense at an effective rate of 40.4%. During the second quarter of 2006, the Company recorded income tax expense at an effective rate of 39.6%. The effective income tax rate is affected by the allocation of taxable gains or losses between operations in Alabama and California. Net operating loss carry forwards in California are subject to a deferred tax valuation allowance. Net operating loss carryforwards for Alabama are expected to be utilized in the current and/or future years.

Six months ended June 30, 2007 versus six months ended June 30, 2006

The table below presents major highlights from the six months ended June 30, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$105.58	$85.14	24.0%
Gross profit	15.54	13.15	18.2%
Operating income from continuing operations	4.73	2.77	70.8%
Income from continuing operations before taxes	2.68	1.31	104.6%
Income from continuing operations	1.52	0.80	90.0%
Net income	1.52	0.52	192.3%
EBITDA from continuing operations	6.41	4.58	40.0%

The Company defines operating income from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the six months ended June 30, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Income from continuing operations	$1.52	$0.80
Interest expense	2.06	1.46
Taxes	1.15	0.52
Depreciation and Amortization	1.68	1.80

EBITDA from continuing operations	$6.41	$4.58

A description of the Company’s use of non-GAAP information is provided in the previous section.

The table below presents the highlights in revenue by operating segment for the six months ended March 31, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS	$35.41	$46.67	$(11.26)	(24.1)%
CSS	65.22	32.96	32.26	97.9%
MCS	5.00	5.63	(0.63)	(11.2)%
Eliminations	(0.05)	(0.12)	0.07

Total	$105.58	$85.14	$20.44	24.0%

The $11.3 million decrease in GSS revenue was primarily due to decreases in KC-135 and Coast Guard C-130 deliveries offset by increased revenue from U.S. Navy P-3 aircraft and U.S Air Force (“USAF”) C-130 aircraft. The KC-135 Program Depot Maintenance (“PDM”) program, which accounted for 25.4% of revenue in the first six months of 2007 and 47.1% of revenue in the first six months of 2006, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 program decreased $13.3 million during the first six months of 2007 versus the first six months of 2006. During the first six months of 2007, the Company delivered seven PDM aircraft and no drop-ins, compared to ten PDM aircraft and two drop-ins during first six months of 2006. The Company delivered two USCG C-130 aircraft during the first six months of 2006 for which there was no comparable revenue in 2007, resulting in a decrease in revenue of $3.5 million. The Company delivered three P-3 aircraft in the first six months of 2007 versus one in the first six months of 2006, which increased revenue by $1.1 million. Revenue from non-routine work performed on P-3 aircraft increased by $1.1 million during the first six months of 2007 compared to the first six months of 2006 due to more aircraft in work. Revenue increased by $2.1 million during the first six months of 2007 under contracts to perform non-routine maintenance work on USAF C-130 aircraft. Revenue on other U.S. Government programs increased $0.9 million during the first six months of 2007 compared to the first six months of 2006.

The increase in CSS revenue of $32.3 million was primarily due to increases in cargo conversion revenues of $17.1 million, increases in maintenance, repair and overhaul (“MRO”) revenue from Southwest Airlines of $11.5 million, and increases in MRO revenue from Northwest Airlines of $8.9 million, offset by decreases in revenue from various customers of $4.4 million and settlement of the H-3 Request for Equitable Adjustment of $0.8 million in the first quarter of 2006. CSS delivered seven cargo conversions during the first six months of 2007 compared to two during the first six months of 2006. Three of the seven cargo conversions was performed in mainland China. Southwest Airlines increased the number of aircraft inducted during the first six months of 2007 versus the first six months of 2006. Northwest Airlines increased the scope of work on aircraft inducted in the first six months of 2007 as compared to the first six months of 2006. CSS has several customers that provide drop-in aircraft on an inconsistent basis. These drop-in aircraft accounted for a larger percentage of revenue in the first six months of 2006.

Gross profit at GSS decreased from $5.3 million to $3.3 million during the first six months of 2007 compared to the first six months of 2006. The decrease is primarily attributable to higher overhead rates caused by a reduction in man-hours and losses incurred on the U.S. Navy P-3 program. Gross profit on the KC-135 program decreased $0.6 million during the first six months of 2007 versus the first six months of 2006. The Company recorded losses on the U.S. Navy P-3 program of $1.1 million during the first six months of 2007 versus losses of $0.4 million during the first six months of 2006. GSS SG&A expenses decreased by $0.9 million to $3.7 million in the first six months of 2007 from $4.6 million in the first six months of 2006 due to a reduction in allocated corporate expenses.

Gross profit at CSS increased from $5.9 million during the first six months of 2006 to $11.3 million during the first six months of 2007. Gross profit during the first half of 2006 was adversely impacted by the lockout of all union employees at the Dothan, Alabama facility, from August 11, 2005 to October 9, 2005 and the bankruptcy of Northwest Airlines in the third quarter of 2005 as CSS capacity utilization increased back to normal levels. Additional MRO revenue increased gross profit by $3.7 million in the first six months of 2007. Additional cargo conversions increased gross profit by $2.5 million in the first six months of 2007. Gross profit at CSS in 2006 was also positively affected by the settlement of the H-3 Request for Equitable Adjustment which resulted in an increase in revenue of $0.8 million. CSS SG&A expenses remained unchanged at $4.9 million in the first six months of 2007 and 2006. CSS also recognized a $0.6 million reversal of a provision for doubtful accounts in the first six months of 2006.

Gross profit at MCS decreased from $0.7 million during the first six months of 2006 to ($0.4) million during the first six months of 2007 due to the termination of one design services contract for a U.S. Government launch vehicle program and losses on fixed price contracts.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the first six months of 2007, the Company incurred $0.9 million of legal and accounting expenses related to the planned sale of Space Vector Corporation and the sale of CSS. The Company did not allocate these expenses to its subsidiaries. There were no comparable unallocated corporate expenses in the first six months of 2006.

Total interest expense increased to $2.1 million in the first six months of 2007 from $1.5 million in the first six months of 2006. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements.

During the first six months of 2007, the Company recorded income tax expense at an effective rate of 43.1%. During the first six months of 2006, the Company recorded income tax expense at an effective rate of 39.5%. The effective income tax rate is affected by the allocation of taxable gains or losses between operations in Alabama and California. Net operating loss carry forwards for California are subject to a deferred tax valuation allowance. Net operating loss carryforwards for Alabama are expected to be utilized in the current and/or future years.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	June 30, 2007	December 31, 2006	Change
Cash	$42	$23	$19
Working capital	(6,632)	(10,013)	3,381
Current portion of long-term debt and capital lease obligations	27,861	28,760	(899)
Stockholders’ equity	9,483	7,380	2,103
Debt to equity ratio	2.94	3.90	(0.96)

The Company’s primary sources of liquidity and capital resources include cash flows from operations and borrowing capability through commercial lenders, including unused borrowing capacity under its Revolving Credit Facility. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures, including the planned sale of CSS. As discussed below under “Funding Sources,” the Company anticipates that cash flow generated from operations or by consummating the sale of the CSS will be sufficient to fund capital expenditures and make scheduled payments on debt obligations for the next twelve months. The ability to generate positive cash flow from operations during the last six months of 2007 will be impacted by whether or not the Company wins the KC-135 contract award and whether or not the Company consummated the sale of the CSS. A sale of the CSS in 2007 will have a significantly positive impact on the Company’s financial condition and liquidity. Additionally, a deterioration of financial results due to the occurrence of any of the items discussed in Item 1A, Risk Factors, of Part II of the Form 10-Q or in the Company’s 2006 Annual Report on Form 10-K, under the heading “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE”, or failure to renegotiate the Company’s credit facilities could adversely affect its liquidity.

Working Capital

As discussed below, the Company was in violation of various debt covenant ratios at various times during 2006. As a result, the maturity dates under its Amended Credit Agreement have been fixed at less than one year which has resulted in the classification of most of the debt as current on the consolidated balance sheets. The reclassification of long-term debt to current resulted in negative working capital at June 30, 2007 and December 31, 2006. The Company was in compliance with all debt covenants at June 30, 2007. The Company’s ability to meet current and future payment obligations is dependent upon its ability to improve operating performance, obtain additional financing from current or alternative lenders, sell the CSS or a combination of the above items. The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations in prior years and the current lack of a KC-135 contract award will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. The Company’s ability to continue to borrow funds from its lenders under the Amended Credit Agreement with Wachovia Bank and Compass Bank is dependent on its ability to meet the lenders’ borrowing conditions at the relevant times.

In January 2007, the Company engaged advisors to pursue a public offering of 100% of its CSS on the AIM market in London, or explore the potential sale of CSS. The Company received several indications of interest in purchasing the CSS. The Company also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the CSS for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of the Company’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the CSS to a third party. The Board of Directors appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers which were made. On July 11, 2007, the Company and Sun Capital Partners, Inc. (“Sun Capital”) announced they had entered into a Stock Purchase Agreement (the “Purchase Agreement”) between the Company, WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”) and Pemco World Air Services, Inc. (“PWAS”), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company has agreed to sell all of the outstanding capital stock of PWAS to WAS for an aggregate purchase price of approximately $43.0 million in cash, subject to: (i) a purchase price holdback of up to $1.0 million for potential environmental remediation, (ii) an offset of $5.75 million for the assumption of certain underfunded pension liabilities and (iii) a potential working capital adjustment. The completion of the transaction, which is currently anticipated to close in the fall of 2007, is subject to the approval of the Company’s stockholders as well as other customary closing conditions. The Company expects the net proceeds from the sale of the CSS to be sufficient to eliminate all of the debt with Wachovia Bank and Compass Bank and provide working capital for GSS, although there can be no assurances in that regard.

Cash Flow Overview

Operating activities provided $1.4 million during the first six months of 2007, compared to using $4.8 million during the first six months of 2006. Cash payments to fund the Company’s defined benefit plan exceeded pension expense by $2.0 million and $2.0 million in the first six months of 2007 and 2006, respectively. Cash of $0.4 million and $1.4 million was used during the first six months of 2007 and 2006, respectively, for capital expenditures. Financing activities used $1.0 million in the first six months of 2007 and provided $6.3 million in the first six months of 2006. The issuance of additional debt generated $5.0 million of cash in the first six months of 2006. The Company used $0.9 million to reduce long-term debt during each of the first six months of 2007 and 2006. The Company decreased its borrowing under its Revolving Credit Facility by $0.1 million during the first six months of 2007 and increased its borrowing under its Revolving Credit Facility by $2.3 million during the first six months of 2006.

Future Capital Requirements

The Company has three large potential capital requirements in 2007: required minimum funding of the Pension Plan (noted below), current maturities of debt, and working capital required to fund increases in accounts receivable, inventory and equipment if GSS is awarded the KC-135 contract.

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

As discussed more extensively below, current maturities of long-term debt totaled $27.9 million and $28.8 million at June 30, 2007 and December 31, 2006, respectively. All of the current maturities relate to the scheduled expirations of various credit agreements in 2007. The Company expects the net proceeds from the proposed sale of its CSS to be sufficient to eliminate all of its indebtedness and provide working capital for continued operations, although there can be no assurances in that regard.

In 2004, the Company began an initiative to improve hangar facilities for GSS in Birmingham. This initiative was suspended pending award of the KC-135 contract. If GSS is awarded the new KC-135 contract, the initiative to improve hangar facilities will resume. Future upgrades and additional facility improvements will depend on new business and availability of resources.

Capital expenditures for 2007 and beyond have not been budgeted and are highly dependent upon winning the KC-135 contract for GSS and the proposed sale of the CSS.

Revolving Credit Facility

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with its lenders, Wachovia Bank and Compass Bank. The Amended Credit Agreement:

•	Extended the maturity date of the Revolving Credit Facility to August 31, 2007;

•	Maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million;

•	Provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract;

•	Provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory from 50% to 65%; and

•	Changed the interest rate on the Revolving Credit Facility to a rate ranging from LIBOR plus 1.5% to LIBOR plus 6.0% (8.32% at June 30, 2007), determined based on

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

As of June 30, 2007, the Company was in compliance with all of the covenants in the Amended Credit Agreement; however, there can be no assurances that the Company will satisfy all of the debt covenants in the future or that the availability under the Revolving Credit Facility will be sufficient to continue its operations. If the Company violates any of the debt covenants, all debt may become immediately due and payable. If additional financing is needed, the Company’s negative results of operations in prior years and the current lack of a long-term KC-135 contract will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

Bank Term Loan

The Bank Term Loan with Wachovia Bank and Compass Bank matures December 31, 2007 and bears interest at a rate ranging from LIBOR plus 2.25% to LIBOR plus 3.00% (8.32% at June 30, 2007) determined based on the ratio of adjusted funded debt to EBITDA, as defined in the Credit Agreement. The principal amount borrowed under the loan was $5.0 million, which is payable in 60 monthly installments of $83,333 plus interest, which began January 31, 2003. The Company had an outstanding balance under the Bank Term Loan at June 30, 2007 of $0.5 million.

Treasury Stock Term Loan

On May 22, 2003, the Company amended the Credit Agreement to include a term loan that could be used for the repurchase of the Company’s Common Stock (the “Treasury Stock Term Loan”). The Company was permitted to draw upon the Treasury Stock Term Loan up to $5.0 million through May 22, 2005, and the borrowings could be used to make purchases of the Company’s Common Stock from any person who is not and has never been an affiliate of the Company, or any other person approved by the lenders at their discretion. The Treasury Stock Term Loan matures on December 31, 2007 and bears interest at LIBOR plus 3.00% (8.32% at June 30, 2007). The Company had an outstanding balance under the Treasury Stock Term Loan at June 30, 2007 of $0.4 million. The loan is being repaid in equal monthly installments over 31 months which began on May 22, 2005.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million (the “Note”). The principal amount of the Note was to become due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note is subordinate to any debt incurred by the Company under the Amended Credit Agreement with Wachovia and Compass. The Note contains customary events of default consistent with the events of default defined in the Amended Credit Agreement. The payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hangar expansion at the facility. The hangar expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 3.89% at June 30, 2007. The Company had an outstanding balance under the Airport Authority Term Loan at June 30, 2007 of $2.0 million, payable in annual installments of $180,000 through September 2017.

Funding Sources

The Company intends to seek funding for the advancement of its strategic goals, including the possible investment in targeted business areas and acquisitions. The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include the sale of equity or debt securities through public offerings or private placements, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the disposition of assets, including the proposed sale of the CSS. Additional capital may not be available at all, or may not be available on terms favorable to the Company. Any additional issuance of equity or equity-linked securities may result in substantial dilution to the Company’s stockholders. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

As discussed above, the Company has entered into a Purchase Agreement to sell the CSS. The Company expects the net proceeds from the sale of the CSS to be sufficient to eliminate all of the debt with Wachovia Bank and Compass Bank and provide working capital for GSS, although there can be no assurances in that regard.

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of June 30, 2007 and December 31, 2006, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any material foreign exchange risks at June 30, 2007 or December 31, 2006. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

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

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon in order to secure working capital and minimum required pension funding, pursuant to which the Company issued to Silver Canyon a senior secured note due February 15, 2007 in the principal amount of $5.0 million. On

July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company.

On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date for the Note. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009. All other terms and conditions of the Note and the Note Purchase Agreement remain the same.

The Company has received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the CSS for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of the Company’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the CSS to a third party. The Board of Directors appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers which were made. On July 11, 2007, the Company and Sun Capital announced they had entered into a Stock Purchase Agreement (the “Purchase Agreement”) between the Company, WAS and PWAS, a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company has agreed to sell all of the outstanding capital stock of PWAS to WAS for an aggregate purchase price of approximately $43.0 million in cash, subject to: (i) a purchase price holdback of up to $1.0 million for potential environmental remediation, (ii) an offset of $5.75 million for the assumption of certain underfunded pension liabilities and (iii) a potential working capital adjustment. The completion of the transaction, which is currently anticipated to close in the fall of 2007, is subject to the approval of the Company’s stockholders as well as other customary closing conditions.

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

BACKLOG

Backlog at the GSS decreased from $32.1 million at December 31, 2006 to $24.5 million at June 30, 2007. Approximately $3.9 million of the decrease was the result of fewer KC-135 aircraft in work, totaling five at June 30, 2007 versus seven at December 31, 2006. Backlog for the P-3 program decreased $2.9 million due to fewer aircraft in work, totaling three at June 30, 2007 versus six at December 31, 2006. The reduction in KC-135 aircraft in work at the GSS was partially caused by the reduction in processing time due to improvements in flow days. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract. Backlog at the CSS increased from $31.3 million at June 30, 2006 to $31.4 million at June 30, 2007 due to normal fluctuations in the level of activity.

CONTINGENCIES

See Note 9 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors discussed under the caption “Risk Factors” in Item 1A of Part II of this Form 10-Q and under the caption “Factors That May Affect Future Performance” in the Company’s 2006 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates as part of its normal operations. The Company maintains various debt instruments to finance its business operations. The debt consists of fixed and variable rate debt. The variable rate debt is related to the Company’s Amended Credit Agreement, which includes the Revolving Credit Facility and two term loans, all as described in Note 4 to the Consolidated Financial Statements (see Item 1 of Part I herein). The Amended Credit Agreement’s Revolving Credit Facility bears interest at LIBOR plus 300 basis points (8.32% at June 30, 2007). Each of the term loans under the Amended Credit Agreement bears interest at LIBOR plus 300 basis points (8.32% at June 30, 2007). The Airport Authority Term Loan bears interest at BMA plus 36 basis points (3.89% at June 30, 2007). Had the interest rate of the variable rate debt increased 100 basis points, net income would have decreased by approximately $126,000 and $62,000 during the six months and three months ended June 30, 2007, respectively.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2007.

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

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s second quarter ended June 30, 2007 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s 2006 Annual Report on Form 10-K other than the addition of the risks described below under the heading “Risks Related to the Sale of Pemco World Air Services, Inc.”, the deletion of the risk entitled “Failure to Sell the Commercial Services Business Could Materially Harm the Company’s Business” and the revisions to the following Risk Factors (the complete text of which is set forth below under the heading “Revised Risks”):

•

the Risk Factor entitled “The Company is Heavily Dependent on U.S. Government Contracts” has been revised to reflect that upon the completion of the sale of the CSS the Company will be dependent upon U.S. Government contracts for substantially all of its revenue.

•

The Risk Factor entitled “A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business” has been revised to reflect that upon completion of the sale of the CSS the Company’s dependence upon a small number of contracts for a significant portion of its revenues will increase.

•

The Risk Factor entitled “The Company Could Incur Significant Costs and Expenses Related to Environmental Problems” has been revised to reflect that the Company could be exposed to increased costs and expenses related to environmental problems as a result of the Phase II environmental site assessment which is being conducted in connection with the sale of the CSS.

•

The Risk Factor entitled “The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available” has been revised to reflect that we have entered into a stock purchase agreement for the sale of Pemco World Air Services, Inc.

•

The Risk Factor entitled “The Amount and Terms of the Company’s Indebtedness Restrict the Company’s Financial and Operational Flexibility” has been revised to reflect the extension of the maturity date of our indebtedness to Special Value Bond Fund, LLC.

Risks Related to the Sale of Pemco World Air Services, Inc.

Our business may be harmed if the sale of Pemco World Air Services, Inc. disrupts the operations of our business and prevents us from realizing intended benefits.

The sale of Pemco World Air Services, Inc., and uncertainty connected with the completion of the sale, may disrupt our business and prevent us from realizing intended benefits as a result of a number of obstacles, such as:

•	loss of key employees or customers;

•	failure to adjust or implement our business model;

•	additional expenditures required to facilitate this sale; and

•	the diversion of management’s attention from our day-to-day business.

To the extent any such risks materialize, this may have a material adverse effect on our business prospects, operating results and financial condition.

Our business may be harmed if changing our name in connection with the sale of Pemco World Air Services, Inc. diminishes our recognizability with potential customers.

We have operated under the name “Pemco” for a number of years and believe that we have developed valuable goodwill with respect to this name. We cannot predict whether changing our name in connection with the sale of Pemco World Air Services, Inc. will diminish our recognizability with potential customers or to what extent such diminished recognizability may have a material adverse effect on our business prospects, operating results and financial condition.

The failure to complete the sale of Pemco World Air Services, Inc. may result in a decrease in the market value of our common stock.

The sale of Pemco World Air Services, Inc. is subject to a number of contingencies, including approval by our stockholders and other customary closing conditions. We cannot predict whether we will succeed in obtaining the approval of our stockholders, or that the other conditions to closing the sale of Pemco World Air Services, Inc. will be satisfied. As a result, we cannot assure you that the sale of Pemco World Air Services, Inc. will be completed. Further, if the sale is not completed for any reason, we may be subject to a number of material risks including that we may have difficulty funding our continuing operations or satisfying our existing debt service and pension funding obligations. In the event that the sale of Pemco World Air Services, Inc. is not completed and such risks do materialize, this may have a material adverse effect on our business prospects, operating results and financial condition and the market value of our common stock may decline

If our stockholders do not approve the sale of Pemco World Air Services, Inc., we will owe a substantial fee to WAS Aviation Services, Inc.

If our stockholders do not approve the sale of Pemco World Air Services, Inc., we will be obligated to reimburse up to $2.5 million of the reasonable out-of-pocket expenses incurred by WAS Aviation Services, Inc. in connection with the sale of Pemco World Air Services, Inc. This expense is significant and may adversely effect our business prospects, operating results and financial condition

If our stockholders do not approve and authorize the sale of Pemco World Air Services, Inc., there may not be any other offers from potential acquirers.

If our stockholders do not approve the sale of Pemco World Air Services, Inc., we may seek another strategic transaction, including the sale of all or part of our business. Although we have had discussions regarding such transactions with various parties in the past, none of these parties may now have an interest in a strategic transaction with us or be willing to offer a reasonable purchase price.

We will be unable to compete with the Pemco World Air Services, Inc. business for three years from the date of the closing.

The stock purchase agreement for the sale of Pemco World Air Services, Inc. includes a non-competition obligation which lasts for a period of three years from the closing of the sale. Under this provision, we will not be able to engage in the business being sold to WAS Aviation Services, Inc., except with respect to military customers. Additionally, we will not be able to recruit or solicit employees of Pemco World Air Services, Inc. to terminate their employment for a one year period. These limitations on the scope of our future business operations may adversely effect our business prospects, operating results and financial condition.

We are obligated to indemnify WAS Aviation Services, Inc. under certain circumstances.

While the representations and warranties in the stock purchase agreement do not survive the closing of the sale of Pemco World Air Services, Inc., we have agreed to a limited indemnity for any and all losses incurred by WAS Aviation Services, Inc. resulting from:

•	fraud with respect to any representation or warranty made by us or Pemco World Air Services, Inc. in the stock purchase agreement;

•	certain tax liabilities;

•	certain potential environmental remediation costs; and

•	losses resulting from the litigation between Pemco World Air Services, Inc. and GE Capital Aviation Services, Inc.

In the event that any such indemnification obligations do arise and are material, this may adversely effect our business prospects, operating results and financial condition.

Revised Risks

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 53%, 61% and 69% of our revenues from continuing operations in 2006, 2005 and 2004, respectively, were derived from U.S. Government contracts. U.S. Government contracts expose us to a number of risks, including:

•	Unpredictable contract or project terminations;

•	Reductions in government funds available for our projects due to government policy changes, budget cuts and contract adjustments;

•	Disruptions in scheduled workflow due to untimely delivery of equipment and components necessary to perform government contracts;

•	Penalties arising from post award contract audits; and

•	Final cost audits in which the value of our contracts may be reduced and may take a substantial number of years to be completed.

In addition, substantially all of the Company’s government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and its contracts typically provide that orders may be terminated with limited or no penalties. In addition, if the Company successfully completes its sale of Pemco World Air Services, Inc., it will become dependent on U.S. Government contracts for substantially all of its revenues. If the Company is unable to address any of the above risks, its business could be materially harmed and the value of its Common Stock could be impaired.

A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised 53%, 61% and 69% of the Company’s revenues from continuing operations during 2006, 2005 and 2004, respectively. The USAF KC-135 program in and of itself comprised 45%, 53% and 62% of the Company’s total revenues from continuing operations in 2006, 2005 and 2004, respectively, and a contract with Northwest Airlines comprised 16%, 24% and 23% of total revenues from continuing operations during these same respective time periods. Also, a contract with Southwest Airlines comprised 10% of the Company’s total revenues from continuing operations in 2006. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock. In the event that the Company successfully completes its sale of Pemco World Air Services, Inc., its dependence on a small number of contracts will be increased as substantially all of its remaining contracts will be with the U.S. Government.

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

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state, and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning, and painting of aircraft. We have previously paid penalties to the EPA for violations of these laws and regulations, and we may be required to pay additional penalties or remediation costs in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, we may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, and related expenses. In addition, in conjunction with the proposed sale of Pemco World Air Services, Inc., WAS Aviation Services, Inc. has engaged an environmental consultant to conduct an assessment of potential environmental remediation at our facilities, if any, that may be required to meet applicable remediation standards. We cannot predict the outcome of this assessment or whether this assessment will reveal the presence of hazardous substances or environmental damage on or off Pemco World Air Services, Inc.’s site that its operations may have caused. If significant environmental remediation is required and stockholder approval of the sale of Pemco World Air Services, Inc. is not obtained, expenses related to such remediation may have a material adverse effect on our business prospects, operating results and financial condition. If, however, the stock purchase agreement is approved and the transaction closes, WAS Aviation Services, Inc. will bear the risk of the first million of such losses and we will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS Aviation Services, Inc. would be responsible for all losses in excess of $3.0 million. Payment of any of these costs and expenses could materially harm our business and impair the value of our Common Stock.

The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available.

On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with its lenders, Wachovia Bank and Compass Bank. The Amended Credit Agreement:

•	extended the maturity date of the Revolving Credit Facility to August 31, 2007;

•	maintained the maximum principal amount of the Revolving Credit Facility at $28.0 million including any unused letters of credit;

•	provided for an increase in the maximum principal amount of the Revolving Credit Facility to $31.0 million if the Company is awarded the new KC-135 contract;

•	provided for an increase in the borrowing base by increasing eligible Work-in-Process Inventory from 50% to 65%;

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

The Company has entered into a stock purchase agreement, pursuant to which it will sell its subsidiary, Pemco World Air Services, Inc., to WAS Aviation Services, Inc. for $43.0 million in cash, subject to: (1) a purchase price holdback of up to $1.0 million and an escrow of up to $1.0 million for potential environmental remediation; (2) an offset of $5.75 million for the assumption of certain pension underfunding liabilities and (3) a potential working capital adjustment. The Company has also received an offer from Michael E. Tennenbaum, Chairman of the Board of Directors of the Company, to either 1) purchase the Commercial Services business for $30.0 million in cash or 2) provide or cause to be provided to the Company financing on commercially reasonable terms in an amount sufficient to refinance all of Pemco’s debt. Mr. Tennenbaum’s offer remains open until the earlier of April 30, 2008 or the sale of the Commercial Services business to a third party. The Board of Directors has appointed the Finance Committee to consider Mr. Tennenbaum’s offer and any other offers.

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

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which it issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note is subordinate to any debt incurred by the Company under the Amended Credit Agreement with Wachovia Bank and Compass Bank. The Note contains customary events of default consistent with the defined events of default established under the Amended Credit Agreement. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default, subject to certain standstill provisions with Wachovia and Compass. The Company may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on July 31, 2007 to change the maturity date of the Note to February 15, 2009.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 16, 2007. At the meeting, stockholders elected Ronald A. Aramini, Harold T. “Skip” Bowling and Ronald W. Yates as Class III directors to serve until 2010.

The number of votes cast for or withheld for each director nominee was as follows:

Nominee	For	Withheld
Ronald A. Aramini	3,097,823	62,582
Harold T. “Skip” Bowling	3,096,873	63,532
Ronald W. Yates	3,102,986	57,419

Thomas C. Richards and Hugh Steven Wilson continued in office as a member of the Board of Directors, with their terms expiring at the 2008 Annual Meeting of Stockholders. Robert E. Joyal and Michael E. Tannenbaum continued in office as a member of the Board of Directors, with their terms expiring at the 2009 Annual Meeting of Stockholders.

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

PEMCO AVIATION GROUP, INC.

Dated: August 14, 2007	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

-S1-