Form 10-Q
period 2007-09-30
PEMCO AVIATION GROUP INC
filed 2007-11-19
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007, or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              To             .

Commission file number: 0-13829

ALABAMA AIRCRAFT INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0985295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1943 North 50th Street, Birmingham, Alabama	35212
(Address of principal executive offices)	(Zip Code)

205-592-0011

(Registrant’s telephone number, including area code)

Pemco Aviation Group, Inc.

(Former name, former address and former fiscal year if changed since last report)

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

(Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2007
Common Stock, $.0001 par value	4,128,950

INDEX

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	September 30, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash and cash equivalents	$4,464	$23
Restricted cash-Airport Authority Term Loan	1,960	—
Accounts receivable, net	16,093	16,872
Inventories, net	9,106	8,557
Deferred income taxes	—	2,629
Prepaid expenses and other	867	1,295
Assets of discontinued operations	—	18,895

Total current assets	32,490	48,271

Machinery, equipment and improvements at cost:
Machinery and equipment	21,930	22,549
Leasehold improvements	18,924	18,687
Construction-in-process	78	217

	40,932	41,453
Less accumulated depreciation and amortization	(27,636)	(27,253)

Net machinery, equipment and improvements	13,296	14,200

Other non-current assets:
Deposits and other	3,192	2,664
Restricted cash-Letter of Credit	1,235	—
Deferred income taxes	—	11,122
Related party receivable	434	524
Intangible assets, net	—	260
Assets of discontinued operations	—	11,545

Total other non-current assets	4,861	26,115

Total assets	$50,647	$88,586

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	September 30, 2007 (Unaudited)	December 31, 2006
Current liabilities:
Current portion of long-term debt	$2,026	$28,760
Current portion of pension and post-retirement liabilities	37	37
Accounts payable—trade	5,015	7,199
Accrued health and dental	531	646
Accrued liabilities—payroll related	3,186	3,566
Accrued liabilities—other	3,733	1,770
Customer deposits in excess of cost	3,977	2,385
Liabilities of discontinued operations	—	12,897

Total current liabilities	18,505	57,260

Long-term debt, less current portion	5,032	1,786
Long-term pension and post-retirement liabilities	11,748	15,135
Other long-term liabilities	3,137	2,623
Liabilities of discontinued operations	—	4,402

Total liabilities	38,422	81,206

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 outstanding at September 30, 2007 and 4,126,200 outstanding at December 31, 2006	1	1
Additional paid-in capital	14,999	14,345
Retained earnings	29,338	29,413
Treasury stock, at cost—413,398 shares at September 30, 2007 and December 31, 2006	(8,623)	(8,623)
Accumulated other comprehensive loss:
Pension and post-retirement liabilities	(23,490)	(27,756)

Total stockholders' equity	12,225	7,380

Total liabilities and stockholders' equity	$50,647	$88,586

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Net sales	$14,942	$21,692
Cost of sales	15,299	19,463

Gross (loss) profit	(357)	2,229
Selling, general and administrative expenses	2,237	3,438

Operating loss	(2,594)	(1,209)
Interest expense	188	188

Loss from continuing operations before income taxes	(2,782)	(1,397)
Income tax expense (benefit)	6,738	(484)

Loss from continuing operations	(9,520)	(913)
Income from discontinued operations, net of tax	142	366
Gain on sale of discontinued operations, net of tax	7,781	—

Net loss	$(1,597)	$(547)

Net income (loss) per common share:
Basic loss from continuing operations	$(2.31)	$(0.22)
Basic income from discontinued operations	$1.92	$0.09
Basic net loss per share	$(0.39)	$(0.13)
Diluted loss from continuing operations	$(2.31)	$(0.22)
Diluted income from discontinued operations	$1.89	$0.09
Diluted net loss per share	$(0.39)	$(0.13)

Weighted average common shares outstanding:
Basic	4,128	4,125
Diluted	4,185	4,165

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net sales	$55,352	$73,989
Cost of sales	51,435	64,242

Gross profit	3,917	9,747
Selling, general and administrative expenses	8,912	10,710

Operating loss	(4,995)	(963)
Interest expense	563	468

Loss from continuing operations before income taxes	(5,558)	(1,431)
Income tax expense (benefit)	5,542	(498)

Loss from continuing operations	(11,100)	(933)
Income from discontinued operations, net of tax	3,244	910
Gain on sale of discontinued operations, net of tax	7,781	—

Net loss	$(75)	$(23)

Net income (loss) per common share:
Basic loss from continuing operations	$(2.69)	$(0.23)
Basic income from discontinued operations	$2.67	$0.22
Basic net loss per share	$(0.02)	$(0.01)
Diluted loss from continuing operations	$(2.69)	$(0.23)
Diluted income from discontinued operations	$2.64	$0.21
Diluted net loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic	4,127	4,122
Diluted	4,179	4,244

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(75)	$(23)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	2,348	2,764
Amortization of intangible assets	260	204
Provision for deferred income taxes	14,514	63
Funding in excess of pension cost	(5,125)	(4,929)
Provision for (reversal of) losses on receivables	381	(638)
Provision for inventory valuation	(69)	—
Gain on the sale of Pemco World Air Services	(17,463)	—
Loss on disposals of machinery and equipment	42	4
Reversal of losses on contracts-in-process	(460)	(2,368)
Stock based compensation expense	646	857

Changes in assets and liabilities:
Accounts receivable, trade	2,782	(7,607)
Inventories	(884)	4,607
Prepaid expenses and other	674	(224)
Deposits and other	(423)	(409)
Customer deposits in excess of cost	3,110	10
Restricted cash—Letter of Credit	(1,235)	—
Accounts payable and accrued liabilities	273	3,326

Total adjustments	(629)	(4,340)

Net cash used in operating activities	(704)	(4,363)

The accompanying notes are an integral part

of these consolidated financial statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Cash flows from investing activities:
Capital expenditures	$(577)	$(1,581)
Proceeds from the sale of Pemco World Air Services	31,265	—

Net cash provided by (used in) investing activities	30,688	(1,581)

Cash flows from financing activities:
Proceeds from exercise of stock options	8	124
Net change under revolving credit facility	(21,855)	2,384
Borrowings under long-term debt	—	5,000
Principal payments under long-term debt	(1,736)	(1,294)
Restricted cash—Airport Authority Term Loan	(1,960)	—
Payment of debt issuance costs	—	(222)

Net cash (used in) provided by financing activities	(25,543)	5,992

Net increase in cash and cash equivalents	4,441	48

Cash and cash equivalents, beginning of period	23	26

Cash and cash equivalents, end of period	$4,464	$74

Supplemental disclosure of cash flow information:
Cash paid / (received) during the period for:
Interest	$2,688	$2,183

Income taxes	$59	$(301)

The accompanying notes are an integral part

of these consolidated financial statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2007 and 2006

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Alabama Aircraft Industries, Inc. (the “Company”) (formerly Pemco Aviation Group, Inc.) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The Company historically had three operating segments: its Government Services Segment (“GSS”), its Manufacturing and Components Segment (“MCS”), and its Commercial Services Segment (“CSS”). The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The MCS located in Chatsworth, California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles. The CSS, located in Dothan, Alabama, provided commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft and also distributed aircraft parts.

On September 19, 2007, the Company sold all outstanding stock in Pemco World Air Services, a wholly owned subsidiary of the Company (“PWAS”) to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”). The sale was approved by the Company’s stockholders on September 17, 2007. As part of the transaction, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically has comprised substantially all of the CSS. The historical financial results of PWAS have been presented in these consolidated financial statements as discontinued operations. Additional information regarding the sale of PWAS is presented in Note 2 to these consolidated financial statements.

On September 30, 2006, the Company sold the assets and operations of Pemco Engineers, Inc., a wholly owned subsidiary of the Company (“Pemco Engineers”), which are presented in these consolidated financial statements as discontinued operations. Pemco Engineers was previously included in the MCS segment. Space Vector is the only entity comprising the MCS segment.

As discussed in detail in Note 10 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The USAF awarded the new KC-135 contract to Boeing in September 2007, at which time the Company immediately filed a protest with the U.S. Government Accountability Office, because it believed its proposal was superior. The Company has expended substantial financial resources in connection with these events.

In order to adjust for and mitigate the effects of the past events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing the pension plan for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. Negotiations are moving forward with the union for similar cost reductions. In addition, the Board of Directors, in a unified move to support the Company, has agreed to a 50% reduction in all Board fees in 2008.

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and work-in-process inventory) and borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan and intends to apply to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $1.4 million for the remainder of 2007 and approximately $7.2 million for 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the U.S. Air Force award of the KC-135 contract to Boeing Corporation;

•	whether the Company is granted a waiver of contributions to its defined benefit plan through December 31, 2008;

•	whether the Company sells its subsidiary, Space Vector Corporation, in 2008;

•

whether the Company is able to win additional contracts as a result of the Company qualifying as a small business under certain North American Industry Classification System codes with the Small Business Administration; and

•

whether the Company is able to get additional funding from lenders to fund operations or working capital increases needed if additional contracts are won. The Company does anticipate that additional funding will be needed during 2008.

There are no assurances that the Company will be successful in any of these respects and negative outcomes would adversely impact the Company’s ability to meet financial obligations as they become due.

2. SALE OF SUBSIDIARIES

On September 17, 2007, at a special meeting held for that purpose, the stockholders of the Company adopted and approved the Stock Purchase Agreement (the “Purchase Agreement”), dated July 11, 2007, between the Company, WAS, and PWAS, pursuant to which the Company agreed to sell all of the outstanding capital stock of PWAS to WAS. On September 19, 2007, the sale of PWAS to WAS pursuant to the Purchase Agreement was completed.

Pursuant to the Purchase Agreement, the purchase price was $43.0 million in cash, less (1) a purchase price holdback of $0.6 million for potential environmental remediation, (2) an offset of $5.75 million for the assumption of certain under funded pension liabilities and (3) an initial working capital adjustment of approximately $3.3 million. The initial working capital adjustment was subsequently adjusted to $2.8 million but is not expected to be finalized until later in November. Following the fifth anniversary of the closing, the environmental remediation holdback will be released to the Company to the extent such amount has not been paid to WAS for losses occurring as a result of environmental remediation of PWAS’s facilities. The Company recorded a $7.8 million gain on the sale of PWAS.

PWAS historically has comprised substantially all of the CSS and historically provided commercial aircraft maintenance and modification services to the owners and operators of large commercial aircraft. Under the terms of the Purchase Agreement, PWAS retained the name “Pemco,” operating as Pemco World Air Services, and the Company will continue to provide aircraft maintenance and modification services for government and military customers under the name “Alabama Aircraft Industries, Inc.”

At the special meeting of stockholders described above, the stockholders also approved a proposal to amend the Company’s certificate of incorporation to change the Company’s name to “Alabama Aircraft Industries, Inc.” pursuant to the terms of the Purchase Agreement. On September 19, 2007, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to reflect the name change.

Additionally, on September 30, 2006, the Company sold the assets of its subsidiary, Pemco Engineers, Inc., which had previously been included in the MCS segment.

The financial position and results of operations of all entities presented in these consolidated financial statements as discontinued operations are summarized in Note 12.

3. NET INCOME (LOSS) PER SHARE

Computation of basic and diluted earnings from continuing operations per share for the three-month and nine-month periods ended September 30, 2007 and 2006 is as follows:

(In Thousands, Except Share and Per Share Information)

For the Three Months Ended September 30, 2007	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
Basic earnings and per share amounts	$(9,520)	4,128	$(2.31)
Dilutive shares	—	—	$—

Diluted earnings and per share amounts	$(9,520)	4,128	$(2.31)

For the Three Months Ended September 30, 2006	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
Basic earnings and per share amounts	$(913)	4,125	$(0.22)
Dilutive shares	—	—	$—

Diluted earnings and per share amounts	$(913)	4,125	$(0.22)

For the Nine Months Ended September 30, 2007	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
Basic earnings and per share amounts	$(11,100)	4,127	$(2.69)
Dilutive shares	—	—	$—

Diluted earnings and per share amounts	$(11,100)	4,127	$(2.69)

For the Nine Months Ended September 30, 2006	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
Basic earnings and per share amounts	$(933)	4,122	$(0.23)
Dilutive shares	—	—	—

Diluted earnings and per share amounts	$(933)	4,122	$(0.23)

Options to purchase 967,590 and 959,102 shares of Common Stock related to the three months ended September 30, 2007 and 2006, respectively, and options to purchase 977,143 and 734,409 shares of Common Stock related to the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted net income per share because the option exercise price was greater than the average market price of the shares.

4. INVENTORIES

Inventories as of September 30, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	September 30, 2007	December 31, 2006
Work in process	$11,662	$10,902
Raw materials and supplies	6,560	7,163
Finished goods	786	786

Total	19,008	18,851
Less reserves for obsolete inventory	(2,830)	(2,165)
Less milestone payments and customer deposits	(7,072)	(8,129)

Total inventories	$9,106	$8,557

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. In the third quarter of 2007, the Company recorded a $0.55 million increase to reserves for obsolete inventory related to the KC-135 program.

5. DEBT

Debt as of September 30, 2007 and December 31, 2006 consisted of the following:

(In Thousands)

	September 30, 2007	December 31, 2006
Revolving Credit Facility	$—	$21,855
Bank Term Loan	—	1,000
Treasury Stock Term Loan	—	719
Airport Authority Term Loan	1,960	1,960
Special Value Bond Fund, LLC, a related party; interest fixed at 15%	5,000	5,000
Capital Lease Obligations; interest from 5.0% to 15.0%, collateralized by security interest in certain equipment	98	12

Total long-term debt	7,058	30,546
Less portion reflected as current	(2,026)	(28,760)

Long term-debt, net of current portion	$5,032	$1,786

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a Revolving Credit Facility and a Bank Term Loan. On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with

Wachovia Bank and Compass Bank. On September 19, 2007, the Company paid off the Revolving Credit Facility, the Bank Term Loan and the Treasury Stock Term Loan with the proceeds from the sale of PWAS.

The Airport Authority Term Loan was originated on November 26, 2002, has a term of 15 years, and bears interest at the Bond Market Association (“BMA”) rate plus 0.36% (3.89% at September 30, 2007). The amount outstanding under the Airport Authority Term Loan at September 30, 2007 was $1.96 million. A Letter of Credit supports the Airport Authority Term Loan and has a fee of 1.0% per year based on the outstanding loan balance with a five-year term. As of September 30, 2007, the Company had deposited $1.96 million with Wachovia Bank to pay off the Airport Authority Term Loan which is presented in the accompanying consolidated financial statements as restricted cash. The Airport Authority Term Loan was paid off on October 4, 2007 at which time the cash was no longer restricted.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default. The payment of al outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrences of an event of default. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on July 31, 2007 to extend the maturity date of the Note to February 15, 2009.

During the nine months ended September 30, 2007, the company acquired machinery and equipment of approximately $103,000 under a capital lease obligations.

If additional financing is needed, the Company’s negative results of operations in the current and prior years and the current lack of long-term contracts will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business would be materially harmed.

6. INCOME TAXES

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the U.S. Government awarding the KC-135 contract to Boeing Corporation during the third quarter of 2007 in conjunction with the lack of other long-term contracts, there is no longer sufficient evidence for the Company to conclude as of September 30, 2007 that it is more likely than not that the deferred income tax assets recorded by the Company will be realized. During the third quarter of 2007, the Company recorded a $7.6 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007. If additional sufficient and profitable contracts are obtained, and the Company can conclude that it is more likely than not that the deferred income tax assets will be realized, the charge to income tax expense could be reversed. The Company recorded $9.7 million in tax expense on the gain on the sale of PWAS due to differences in the gain on the sale for financial reporting purposes and income tax reporting purposes.

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

The Internal Revenue Service is currently conducting an examination of the Company’s 2005 federal tax return.

The Company is not currently under any state or local tax examinations.

7. STOCKHOLDERS’ EQUITY

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during the fiscal year 2000, with outstanding options under that plan being combined with the Stock Option Plan. Options available to be granted under the Stock Option Plan amounted to approximately 248,000 at September 30, 2007. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant. Typically, options are forfeited one year following the termination date of an employee.

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

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Shares (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2006	1,072	$20.29
Granted	202	8.35
Exercised	(3)	2.85
Forfeited/Expired	(97)	19.42

Outstanding as of September 30, 2007	1,174	18.35

Exercisable as of September 30, 2007	1,079	19.05

The weighted average remaining term for outstanding stock options was 5.8 years at September 30, 2007. The aggregate intrinsic value as of September 30, 2007 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

Proceeds received from the exercise of stock options were approximately $8,000 and $124,000 during the first nine months of 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was approximately $0 and $81,000 for the first nine months of 2007 and 2006, respectively, which are deductible for tax purposes. However, these tax benefits were not realized due to existing unused net operating loss carryforwards. The pre-tax compensation cost for stock-based employee compensation was approximately $646,000 and $857,000 for the first nine months of 2007 and 2006, respectively.

The fair value of the options granted during the nine months ended September 30, 2007 and 2006 was estimated on the date of grant using the binominal method and the following weighted-average assumptions:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate	4.54%	4.84% - 4.88%
Expected volatility	60%	59%
Expected term	4.38	4.2
Dividend yield	0%	0%
Exercise Factor	2.00	2.00
Post-Vest %	5.04%	6.51%

The options pricing model used to calculate the fair value of the options granted requires the input of subjective assumptions that will usually have a significant impact on the fair value estimated.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of September 30, 2007, approximately $258,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.4 years.

Holders of stock options under the Company’s Stock Option Plan exercised options for 2,750 and 2,715 shares, respectively, of the Company’s Common Stock during the three months ended September 30, 2007 and 2006. The Company recorded the exercise price of the options, totaling approximately $8,000 and $29,000, respectively, to Additional Paid-In Capital during the third quarter of 2007 and 2006 related to these exercises. Holders of stock options under the Company’s Stock Option Plan exercised options for 2,750 and 12,541 shares, respectively, of the Company’s Common Stock during the nine months ended September 30, 2007 and 2006. The Company recorded the exercise price of the options, totaling approximately $8,000 and $124,000, respectively, to Additional Paid-In Capital during the nine months ended September 30, 2007 and 2006 related to these exercises.

In accordance with SFAS No. 123(R), the Company has not recorded a tax benefit related to the exercise of stock options in Additional Paid-In Capital during 2007 and 2006 due to the net operating loss position of the Company at the time the options were exercised.

Comprehensive income consists primarily of net income (loss), the after-tax impact of the minimum pension and postretirement liabilities. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate. Net loss reconciled to total comprehensive loss for the nine months ended September 30, 2007 was as follows:

(In Thousands)
Net loss	$(75)
Comprehensive loss for pension	(1,888)

Total Comprehensive loss	$(1,963)

8. DEFERRED COMPENSATION PLAN

The Company has a deferred compensation arrangement for its Chief Executive Officer, which generally provides for payments upon retirement, death or termination of employment. The Company funded the deferred compensation liability by making contributions to a rabbi trust. The Company is not obligated to make any additional contributions to the deferred compensation rabbi trust. The contributions are invested in U.S. treasury bills, and do not include Company Common Stock. The fair market values of the assets in the rabbi trust at September 30, 2007 and December 31, 2006 were $2.9 million and $2.4 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.9 million and $2.4 million at September 30, 2007 and December 31, 2006, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

9. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham, Alabama facilities who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The funding policy is consistent with the funding requirements under federal laws and regulations concerning pensions.

During the nine months ended September 30, 2007, the Company made contributions to the Pension Plan totaling $8.9 million. The Company expects to contribute approximately $0.2 million to the Pension Plan during the remainder of 2007. The Company does not have sufficient cash to make the required contributions to the Pension Plan and intends to apply to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $1.4 million for the remainder of 2007 and approximately $7.2 million for 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

As a result of the sale of PWAS, a separate defined benefit pension plan was established for substantially all employees at the Dothan, Alabama facility. WAS assumed the benefit obligations of the employees of PWAS and will receive a portion of the invested assets of the Pension Plan in accordance with Internal Revenue Service regulations. After the sale of PWAS, the Pension Plan was underfunded by approximately $11.2 million as of September 30, 2007. As a result of the sale of PWAS, WAS assumed $4.3 million of pension obligations and $0.3 million of postretirement obligations.

Components of the Pension Plan’s net periodic pension cost included in continuing operations were as follows:

(In Thousands)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Service cost	$556	$531	$1,369	$1,592
Interest cost	1,894	1,460	4,665	4,380
Expected return on plan assets	(2,305)	(1,764)	(5,675)	(5,293)
Amortization of prior service cost	294	259	724	779
Amortization of net loss	631	469	1,555	1,407

Net pension cost	$1,070	$955	$2,638	$2,865

10. CONTINGENCIES

United States Government Contracts

The Company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. On April 19, 2007, the Company was served with a subpoena from the Office of the Inspector General, Department of Defense. The subpoena requests certain information related to non-routine maintenance services and billings on the KC-135 PDM subcontract with Boeing Corporation. The Company has no knowledge regarding the basis or objective of the investigation, nor any reason to believe there will be a material adverse outcome; however, it is unable at this point to estimate the potential impact of this matter, if any, upon the Company’s financial position or results of operations.

Concentrations

A small number of the Company’s customers account for a significant percentage of its revenues. The KC-135 program comprised 66% and 74% of the Company’s total revenues from continuing operations during the nine-month periods ended September 30, 2007 and 2006, respectively. The Company’s three largest programs generated approximately 86% and 88% of its revenues during the first nine months of 2007 and 2006, respectively. Termination or a disruption in these contracts or the inability of the Company to renew or replace these contracts would have a materially adverse effect on the Company’s financial position and results of operations.

In May 2005, the U.S. Air Force decided to re-compete the KC-135 Program Depot Maintenance (“PDM”) program. The Company submitted a proposal to the USAF as a subcontractor/partner with Boeing LSS (“Boeing”) for the KC-135 PDM program. On September 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and the Company’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. (“Pemco Aeroplex”). Under the previously announced MOA, the parties thereto had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 program reducing the requested quantities of aircraft, and that the reduction would be so unfavorable to Boeing that further participation in the program pursuant to the MOA would no longer be practical or financially viable. The Company submitted a proposal as a prime contractor for the KC-135 PDM program in September 2006. An award announcement was made in September 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful, and the KC-135 contract was awarded to Boeing. The Company has filed a protest with the U.S. Government Accountability Office and the contract was stayed for up to 100 days pending the results of the protest. If the protest does not result in a positive outcome for the Company, it would have a material effect on the Company’s financial condition, materially harm the Company’s business and impair the value of its Common Stock. The Company and Boeing are currently teamed on the KC-135 Bridge Contract for which the USAF exercised an option to extend through March 31, 2008. There are no assurances that the Company will receive more than the required minimum of one induction of an aircraft during this six month extension of the KC-135 Bridge Contract.

Litigation

Breach of Contract Lawsuits

On October 12, 1995, Falcon Air AB filed a complaint in the United States District Court, Northern District of Alabama, alleging that the modification by the Company of three Boeing 737 aircraft to Quick Change configuration was defective, limiting the commercial use of the aircraft. The parties were able to subsequently resolve the dispute during consecutive mediation efforts. On March 14, 2007, the case settled, with the Company’s insurer paying $3.0 million and the Company being absolved of any requirements to provide services on these aircraft. A final settlement agreement was executed by all parties on April 20, 2007. As a result of amendments to the settlement agreement the Company reduced the estimated cost of the settlement by $1.0 million in 2006 of which $0.4 million was recorded in the second quarter of 2006, which are included in the results of discontinued operations.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on nine 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On

January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services, Inc. in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the nine aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Court granted the Company partial summary judgment as to two of the five GECAS counterclaims. Discovery was completed on September 15, 2007, and trial has been set for April 7, 2008. Management believes that the results of the claim by GECAS will not have a material impact on the Company’s financial position or results of operations.

Employment Lawsuits

In December 1999, the Company and Pemco Aeroplex were served with a purported class action in the U.S. District Court, Northern District of Alabama, seeking declaratory, injunctive relief, and other compensatory and punitive damages based upon alleged unlawful employment practices of race discrimination and racial harassment by the Company’s managers, supervisors, and other employees. The complaint sought damages in the amount of $75 million. On July 27, 2000, the U.S. District Court determined that the group would not be certified as a class since the plaintiffs withdrew their request for class certification. The Equal Employment Opportunity Commission (“EEOC”) subsequently filed a parallel case. The Court denied consolidation of the cases for trial purposes but provided for consolidated discovery. On September 28, 2002, a jury determined that there was no hostile work environment in the original case and granted verdicts for the Company with regard to all 22 plaintiffs. The Company reached a settlement determination with the EEOC for $0.4 million. The settlement was approved by the court and a Consent Decree entered on April 16, 2007 in the Northern District of Alabama, Southern Division. During 2006, the Company reversed $0.5 million of accruals related to the settlement of the case with the EEOC. The Company denies any liability with regard to this case and believes it has taken effective remedial and corrective action, and acted promptly in respect of any specific complaint by an employee.

Various claims alleging employment discrimination, including race, sex, disability, and age have been made against the Company and its subsidiaries by current and former employees at its Birmingham and former Dothan, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, is material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-Up Standard Report, as required, was submitted to the EPA in January 2005. On April 17, 2007 the Company received notice from the EPA that the Media Clean-Up Standard Report was disapproved. The Company was given a 120-day period to submit an updated report consistent with the federal and state regulations enacted or revised since the original submittal in 2005, but requested, and subsequently received an extension for submittal until December 7, 2007. Reanalysis of data under new standards shows substantially similar results as originally reported. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both September 30, 2007 and December 31, 2006, which are included in “accrued liabilities—other” on the accompanying consolidated balance sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of September 30, 2007. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips from its Birmingham facility were disposed of with this contractor beginning in 1997.

PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product were lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in statistics indicate the Company’s disposal level to be approximately 0.05% at the site. The PRP group continues to expand in size. It is believed that the Company’s potential liability will not exceed $50,000. Early settlement opportunities will be considered as appropriate. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

In September 2007, Pemco Aeroplex received a request from the EPA to provide certain information about any dealings Pemco Aeroplex or its predecessors had with, or shipments of waste made to, a company named Performance Advantage. Performance Advantage operated a fuel blending and recycling facility in Weogufka, Alabama until the early 1990s when it closed. That facility has been identified by the EPA as a CERCLA/Superfund Site based on testing performed indicating contamination on site. The EPA has identified Pemco Aeroplex as a PRP for the costs of investigating and cleaning up the site. The EPA has informed Pemco Aeroplex that it believes the shipments of waste to Performance Advantage were made by the Company’s predecessor, Hayes International, in the early 1980s. Pemco purchased Hayes International in 1988.

The Company has been unable to locate any documents remaining in its possession, custody or control reflecting any such dealings by its predecessor. However, the Company, through its outside counsel, has been able to confirm that Hayes did ship paint/solvent waste and spent aviation fuel to Performance Advantage in approximately 1982 and 1983. The exact number of drums or quantity of material and the dates of such shipments is not known. The Company has responded to the EPA’s information request and is awaiting receipt of information from the EPA on the nature of the contamination and cleanup at the site, the anticipated cost and identification of other PRPs. Due to the uncertain nature of the foregoing, we are unable to assess or estimate the potential liability, if any.

The Company is subject to various environmental regulations at the federal, state and local levels, particularly with respect to the stripping, cleaning and painting of aircraft. Compliance with environmental regulations has not had a material effect on the Company’s financial position or results of operations.

11. SEGMENT INFORMATION

The Company currently has two reportable segments: GSS and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The MCS, which is comprised of Space Vector Corporation, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles. The CSS is included in discontinued operations and is not included in these segment disclosures.

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

The following table presents information about segment profit or loss for the three months ended September 30, 2007 and 2006, excluding discontinued operations:

(In Thousands)

Three Months Ended September 30, 2007	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$13,904	$1,038	$—	$14,942
Revenues from foreign customers	—	—	—	—
Inter-company revenues	—	—	—	—

Total segment revenues	13,904	1,038	—	14,942
Elimination				—

Total revenue				$14,942

Gross profit	$(330)	$(27)	—	$(357)
Segment operating loss	(1,786)	(320)	(488)	(2,594)
Interest expense				(188)
Income tax expense				(6,738)

Loss from continuing operations				$(9,520)

Assets	$30,930	$5,628	$14,089	$50,647
Depreciation/amortization	386	44	32	462
Capital additions	137	—	—	137

Three Months Ended September 30, 2006	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$18,653	$3,021	$—	$21,674
Revenues from foreign customers	18	—	—	18
Inter-company revenues	—	—	—	—

Total segment revenues	18,671	3,021	—	21,692
Elimination				—

Total revenue				$21,692

Gross profit	$937	$1,225	$67	$2,229
Segment operating income / (loss)	(1,040)	438	(607)	(1,209)
Interest expense				(188)
Income tax benefit				484

Loss from continuing operations				$(913)

Assets	$37,845	$5,090	$15,211	$58,146
Depreciation/amortization	365	29	—	394
Capital additions	167	19	—	186

The following table presents information about segment profit or loss for the nine months ended September 30, 2007 and 2006, excluding discontinued operations:

(In Thousands)

Nine Months Ended September 30, 2007	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$49,316	$6,036	$—	$55,352
Revenues from foreign customers	—	—	—	—
Inter-company revenues	—	—	—	—

Total segment revenues	49,316	6,036	—	55,352
Elimination				—

Total revenue				$55,352

Gross profit	$2,924	$892	$101	$3,917
Segment operating loss	(2,218)	(704)	(2,073)	(4,995)
Interest expense				(563)
Income tax expense				(5,542)

Loss from continuing operations				$(11,100)

Assets	$30,930	$5,628	$14,089	$50,647
Depreciation/amortization	1,198	116	105	1,419
Capital additions	428	169	7	604

Nine Months Ended September 30, 2006	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$65,322	$8,649	$—	$73,971
Revenues from foreign customers	18	—	—	18
Inter-company revenues	—	—	—	—

Total segment revenues	65,340	8,649	—	73,989
Elimination				—

Total revenue				$73,989

Gross profit	$6,537	$3,100	$110	$9,747
Segment operating income / (loss)	220	1,073	(2,256)	(963)
Interest expense				(468)
Income tax benefit				498

Loss from continuing operations				$(933)

Assets	$37,845	$5,090	$15,211	$58,146
Depreciation/amortization	1,228	102	—	1,330
Capital additions	1,345	33	—	1,378

12. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the business operations of Pemco World Air Services, Inc. and Pemco Engineers, Inc. are reported as discontinued operations in these consolidated financial statements and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Net sales and income from discontinued operations for the three- and nine- month periods ended September 30, 2007 and 2006 were as follows:

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In Thousands)		(In Thousands)
Net sales from discontinued operations	$18,532	$18,125	$83,756	$53,219

Income before income taxes from discontinued operations	$4	$561	$5,455	$1,471
Income tax expense (benefit) from discontinued operations	(138)	195	2,211	561

Income from discontinued operations	$142	$366	$3,244	$910

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $576,000 and $688,000 for the three- month periods ended September 30, 2007 and 2006, respectively. Interest expense allocated to discontinued operations was approximately $2,259,000 and $1,919,000 for the nine- month periods ended September 30, 2007 and 2006, respectively. All corporate overhead that was previously allocated to PWAS has been reversed and is included in continuing operations, except for the allocation of certain information technology expenses that will be ongoing as a result of a transition services agreement with PWAS.

To conform with this presentation, all prior periods have been reclassified. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

As of September 30, 2007 and December 31, 2006, net assets of discontinued operations, consisted of the following:

(In Thousands)

	September 30, 2007 (Unaudited)	December 31, 2006
Current assets:
Accounts receivable, net	—	10,805
Inventories, net	—	5,908
Deferred income taxes	—	1,684
Prepaid expenses and other	—	498

Total current assets	—	18,895

Machinery, equipment and improvements at cost:
Machinery and equipment	—	9,081
Leasehold improvements	—	12,226

	—	21,307
Less accumulated depreciation and amortization	—	(12,668)

Net machinery, equipment and improvements	—	8,639

Deferred income taxes	—	2,886
Deposits and other	—	20

Total non-current assets	—	11,545

Total assets	$—	$30,440

Current liabilities:
Current portion of pension and post-retirement liabilities	—	44
Accounts payable—trade	—	7,650
Accrued health and dental	—	225
Accrued liabilities—payroll related	—	2,035
Accrued liabilities—other	—	1,622
Customer deposits in excess of cost	—	1,321

Total current liabilities	—	12,897

Long-term debt, less current portion
Long-term pension and post-retirement liabilities	—	4,375
Other long-term liabilities	—	27

Total liabilities	—	17,299

Net Assets	$—	$13,141

13. RESTRICTED CASH

Certain of the Company’s material contracts require the Company to post cash collateral or maintain minimum cash balances in escrow. The cash balances are reported in the consolidated balance sheets depending on when the cash will be contractually released. As of September 30, 2007, the Company had placed in escrow $1,960,000 with Wachovia Bank to retire the Airport Authority Term Loan. The Company classified the escrow amount as a current asset in the consolidated balance sheets as the associated debt was retired in October 2007. The Company is also required to post cash collateral for a letter of credit issued by Wachovia Bank in the amount of $1,235,000. This restricted cash has no contractual release date and has been classified as long-term in the consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

EXECUTIVE OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to military customers. The Company’s services are provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

During the third quarter of 2007, the Company sold its Pemco World Air Services, Inc. (“PWAS”) subsidiary to WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”). The Company recorded a gain of $7.8 million, net of tax, related to the sale of PWAS. The sale of PWAS allowed the Company to pay off its Revolving Credit Facility, Treasury Stock Term Loan and Bank Term Loan (“the Bank Debt”) with Wachovia Bank and Compass Bank. In addition to eliminating the Bank Debt, the sale provided approximately $8.0 million of cash for future working capital needs.

As discussed in detail in Note 10 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The USAF awarded the new KC-135 contract to Boeing in September 2007, at which time the Company immediately filed a protest with the U.S. Government Accountability Office, because it believed its proposal was superior. The Company has expended substantial financial resources in connection with these events.

In order to adjust for and mitigate the effects of the past events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing the pension plan for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. Negotiations are moving forward with the union for similar cost reductions. In addition, the Board of Directors, in a unified move to support the Company, has agreed to a 50% reduction in all Board fees in 2008. If the protest does not result in a positive outcome for the Company, it would have a material effect on the Company’s financial condition, materially harm the Company’s business and impair the value of its Common Stock. The Company and Boeing continue to be teamed on the KC-135 Bridge Contract for which the USAF exercised an option to extend through March 31, 2008. There are no assurances that the Company will receive more than the required minimum of one induction of an aircraft during this six month extension of the KC-135 Bridge Contract.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the awarding of the KC-135 contract to Boeing Corporation during the third quarter of 2007 and the lack of other long-term contracts, there is insufficient evidence for the Company to conclude as of September 30, 2007 that it is more likely than not that the deferred income tax assets recorded by the Company would be realized. During the third quarter of 2007, the Company recorded a $7.6 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007.

As part of the transaction to sell PWAS to WAS, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically has comprised substantially all of the CSS. The historical financial results of PWAS have been presented in the Company’s consolidated financial statements as discontinued operations.

On September 30, 2006, the Company sold the assets and operations of Pemco Engineers, Inc., a wholly-owned subsidiary of the Company (“Pemco Engineers”) which are presented in these consolidated financial statements as discontinued operations. Pemco Engineers was previously included in the MCS segment.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 versus three months ended September 30, 2006

The table below presents major highlights from the three months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$14.94	$21.69	(31.1)%
Gross (loss) profit	(0.36)	2.23	(116.1)%
Operating loss from continuing operations	(2.59)	(1.21)	114.1%
Loss from continuing operations before taxes	(2.78)	(1.40)	98.6%
Loss from continuing operations	(9.52)	(0.91)	946.2%
Net loss	(1.60)	(0.55)	190.9%
EBITDA from continuing operations	(2.13)	(0.81)	163.0%

The Company defines operating income (loss) from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the quarters ended September 30, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Loss from continuing operations	$(9.52)	$(0.91)
Interest expense	0.19	0.19
Taxes	6.74	(0.48)
Depreciation and Amortization	0.46	0.39

EBITDA from continuing operations	$(2.13)	$(0.81)

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

The table below presents revenue from continuing operations by operating segment for the three months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS	$13.90	$18.67	$(4.77)	(25.5)%
MCS	1.04	3.02	(1.98)	(65.6)%

Total	$14.94	$21.69	$(6.75)	(31.1)%

The $4.8 million decrease in GSS revenue was primarily due to decreases in KC-135 deliveries. The KC-135 PDM program, which accounted for 75% and 72% of revenue in the third quarter of 2007 and 2006, respectively, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 PDM program decreased $4.6 million during the third quarter of 2007 versus the third quarter of 2006. During the third quarter of 2007, the Company delivered two PDM aircraft, compared to four PDM aircraft during third quarter of 2006. Revenue from non-routine work performed on U.S. Navy P-3 aircraft decreased $0.7 million during the third quarter of 2007 compared to the third quarter of 2006 due to fewer aircraft in work. The Company delivered one P-3 aircraft in the third quarter of 2007 and the third quarter of 2006. Revenue was stable under contracts to perform non-routine maintenance work on USAF C-130 aircraft. Revenue on other U.S. Government programs increased $0.6 million during the third quarter of 2007 compared to the third quarter of 2006.

Gross profit at GSS decreased from $0.9 million to a gross loss of $0.3 million during the third quarter of 2007 compared to the third quarter of 2006. The decrease is primarily attributable to lower margins across all programs due to the overall decline in production volume, partially offset by efficiency gains from the KC-135 PDM program. Gross profit on the KC-135 PDM program decreased $0.7 million during the third quarter of 2007 versus the third quarter of 2006. The Company recorded losses on the USAF C-130 program of $0.7 million during the third quarter of 2007 versus losses of $0.2 million during the third quarter of 2006. During the third quarter of 2007, the Company recorded a charge of $0.55 million to reduce the value of KC-135 specific inventory to its net realizable value as a result of the contract being awarded to Boeing. Selling, general and administrative (“SG&A”) expenses decreased $0.5 million during the third quarter of 2007 versus the third quarter of 2006 due to a decrease in the amount of allocated corporate expenses and an overall reduction in expenses.

Revenue at MCS decreased $2.0 million during the third quarter of 2007 versus the third quarter of 2006 due to the termination of a missile program in September 2006 and work performed in the third quarter of 2007 for which revenue recognition milestones have not been achieved or additional funding on projects has not been received. Gross profit decreased from $1.2 million in the third quarter of 2006 to breakeven in the third quarter of 2007 due to the termination claim for the missile program in September 2006, the deferral of revenue and profit on projects for which revenue recognition milestones have not been achieved or additional funding on projects has not been received, a reserve on accounts receivable of $0.2 million and an overall lower volume of projects in the third quarter of 2007 versus the third quarter of 2006.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the third quarter of 2006, the Company incurred $0.7 million of corporate SG&A expenses that previously had been allocated to PWAS. During the third quarter of 2007, the Company incurred $0.6 million of corporate SG&A expenses that previously had been allocated to PWAS which were offset by $0.7 million of previously incurred legal and accounting expenses related to the sale of CSS.

Total interest expense, including discontinued operations, was $0.8 million in the third quarter of 2007 and $0.9 million in the third quarter of 2006. Higher rates on variable interest rate loans were offset by lower loan balances.

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $7.6 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007.

Income from Discontinued Operations

Income from discontinued operations, net of tax, was $0.1 million in the third quarter of 2007 versus income from discontinued operations of $0.4 million in the third quarter of 2006. The commercial services segment did not deliver any cargo conversions during the third quarter of 2007 versus one during the third quarter of 2006.

Gain on Sale of Discontinued Operations

The Company recorded a pretax gain of $17.5 million for the sale of PWAS in the third quarter of 2007. The Company recorded $9.7 million in tax expense on the gain due to differences in the gain on the sale for financial reporting purposes and income tax reporting purposes.

Nine months ended September 30, 2007 versus nine months ended September 30, 2006

The table below presents major highlights from the nine months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$55.35	$73.99	(25.2)%
Gross profit	3.92	9.75	(59.8)%
Operating loss from continuing operations	(5.00)	(0.96)	420.8%
Loss from continuing operations before taxes	(5.56)	(1.43)	288.8%
Loss from continuing operations	(11.10)	(0.93)	1,093.5%
Net loss	(0.08)	(0.02)	300.0%
EBITDA from continuing operations	(3.58)	0.37	1,067.6%

The Company defines operating income (loss) from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the nine months ended September 30, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Loss from continuing operations	$(11.10)	$(0.93)
Interest expense	0.56	0.47
Taxes	5.54	(0.50)
Depreciation and Amortization	1.42	1.33

EBITDA from continuing operations	$(3.58)	$0.37

A description of the Company’s use of non-GAAP information is provided in the previous section.

The table below presents revenue from continuing operations by operating segment for the nine months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS	$49.32	$65.34	$(16.02)	(24.5)%
MCS	6.03	8.65	(2.62)	(30.3)%

Total	$55.35	$73.99	$(18.64)	(25.2)%

The $16.0 million decrease in GSS revenue was primarily due to decreases in KC-135 and Coast Guard C-130 deliveries offset by increased revenue from U.S. Navy P-3 aircraft and USAF C-130 aircraft. The KC-135 PDM program, which accounted for 75% of GSS revenue in the first nine months of 2007 and 83% of GSS revenue in the first nine months of 2006, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 PDM program decreased $17.5 million during the first nine months of 2007 versus the first nine months of 2006. During the first nine months of 2007, the Company delivered nine PDM aircraft and no drop-ins, compared to fourteen PDM aircraft and two drop-ins during first nine months of 2006. The Company delivered two USCG C-130 aircraft during the first nine months of 2006 for which there was no comparable revenue in 2007, resulting in a decrease in revenue of $3.5 million. The Company delivered four P-3 aircraft in the first nine months of 2007 versus two in the first nine months of 2006, which increased revenue by $1.0 million. Revenue from non-routine work performed on P-3 aircraft increased by $1.1 million during the first nine months of 2007 compared to the first nine months of 2006 due to more aircraft in work. Revenue increased by $1.9 million during the first nine months of 2007 under contracts to perform non-routine maintenance work on USAF C-130 aircraft. Revenue on other U.S. Government programs increased $1.1 million during the first nine months of 2007 compared to the first nine months of 2006.

Gross profit at GSS decreased from $6.5 million to $2.9 million during the first nine months of 2007 compared to the first nine months of 2006. The decrease is primarily attributable to higher overhead rates caused by a reduction in production volume and losses incurred on the U.S. Navy P-3 program. Gross profit on the KC-135 PDM program decreased $0.8 million during the first nine months of 2007 versus the first nine months of 2006. During the third quarter of 2007, the Company recorded a charge of $0.55 million to reduce the value of KC-135 specific inventory to its net realizable value as a result of the contract being awarded to Boeing. The Company recorded losses on the U.S. Navy P-3 program of $2.0 million during the first nine months of 2007 versus losses of $1.0 million during the first nine months of 2006. GSS SG&A expenses decreased by $1.2 million to $5.1 million in the first nine months of 2007 from $6.3 million in the first nine months of 2006 due to a reduction in allocated corporate expenses.

Revenue at MCS decreased $2.6 million during the first nine months of 2007 versus the first nine months of 2006 due to the termination of a large missile program in September 2006 and work performed in the first nine months of 2007 for which revenue recognition milestones have not been achieved or additional funding on projects has not been received. Gross profit at MCS decreased from $3.1 million in the first nine months of 2006 to $0.9 million in the first nine months of 2007 due to the termination claim for the missile program in September 2006, the deferral of revenue and profit on projects for which revenue recognition milestones have not been achieved or additional funding on projects has not been received, a reserve on accounts receivable of $0.2 million and an overall lower volume of projects in the first nine months of 2007 versus the first nine months of 2006.

Income from Discontinued Operations

Income from discontinued operations, net of tax, increased to $3.2 million in the first nine months of 2007 from $0.9 million in the first nine months of 2006. The CSS experienced large growth in cargo conversion revenue and maintenance, repair and overhaul revenue. The increase in volume of business increased capacity utilization at the Dothan, Alabama facility, supplemented by work performed in mainland China. The improvements in volume and utilization led to lower cost and increased profitability on all lines of work.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the first nine months of 2006, the Company incurred $1.8 million of corporate SG&A expenses that previously had been allocated to PWAS. During the first nine months of 2007, the Company incurred $1.9 million of corporate SG&A expenses that previously had been allocated to PWAS.

Total interest expense, including amounts in discontinued operations, increased to $2.8 million in the first nine months of 2007 from $2.3 million in the first nine months of 2006. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements and additional debt incurred on February 15, 2006.

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $7.6 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007.

Gain on Sale of Discontinued Operations

The Company recorded a pretax gain of $17.5 million for the sale of PWAS in the first nine months of 2007. The Company recorded $9.7 million in tax expense on the gain due to differences in the gain on the sale for financial reporting purposes and income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	September 30, 2007	December 31, 2006	Change
Cash	$4,464	$23	$4,441
Working capital	13,985	(8,989)	22,974
Long-term debt and capital lease obligations	7,058	30,546	(23,488)
Stockholders’ equity	12,225	7,380	4,845
Debt to equity ratio	0.58	4.14	(3.56)

Working Capital

The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations in prior years and the current lack of long-term contracts will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations.

The Company’s primary sources of liquidity and capital resources include cash on-hand, cash flows from operations (primarily from collection of accounts receivables and work-in-process inventory) and borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: the Company’s lack of long-term contracts; results of operations; expansions and contractions in the industries in which the Company operates; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash on hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan and intends to apply to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $1.4 million for the remainder of 2007 and approximately $7.2 million for 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the U.S. Air Force award of the KC-135 contract to Boeing Corporation;

•	whether the Company is granted a waiver of contributions to the defined benefit plan through December 31, 2008;

•	whether the Company sells its Space Vector subsidiary in 2008;

•

whether the Company is able to win additional contracts as a result of the Company qualifying as a small business under certain North American Industry Classification System codes with the Small Business Administration; and

•

whether the Company is able to get additional funding from lenders to fund operations or to fund working capital increases needed if additional contracts are won. The Company does anticipate that additional funding will be needed during 2008.

There are no assurances that the Company will be successful with any of these respects and negative outcomes would adversely impact the Company’s ability to meet financial obligations as they become due.

As discussed in detail in Note 10 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The USAF awarded the new KC-135 contract to Boeing in September 2007, at which time the Company immediately filed a protest with the U.S. Government Accountability Office, because it believed its proposal was superior. The Company has expended substantial financial resources in connection with these events.

In order to adjust for and mitigate the effects of the past events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing the pension plan for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. Negotiations are moving forward with the union for similar cost reductions. In addition, the Board of Directors, in a unified move to support the Company, has agreed to a 50% reduction in all Board fees in 2008.

Additionally, a deterioration of financial results due to the occurrence of any of the items discussed in Item 1A, Risk Factors, of Part II of the Form 10-Q or in the Company’s 2006 Annual Report on Form 10-K, under the heading “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE”, or failure to renegotiate the Company’s credit facilities could adversely affect its liquidity.

Cash Flow Overview

Operating activities used $0.7 million during the first nine months of 2007, compared to using $4.4 million during the first nine months of 2006. Cash payments to fund the Company’s defined benefit plan exceeded pension expense by $5.1 million and $4.9 million in the first nine months of 2007 and 2006, respectively. Cash of $0.6 million and $1.6 million was used during the first nine months of 2007 and 2006, respectively, for capital expenditures. The sale of PWAS generated $31.3 million of cash during the first nine months of 2007. Financing activities used $25.5 million in the first nine months of 2007 and provided $6.0 million in the first nine months of 2006. The Company used a portion of the proceeds from the sale of PWAS to pay off $21.4 million in long-term debt and the Revolving Credit Facility on September 19, 2007. During the first nine months of 2007, in total, the Company used $1.7 million to reduce long-term debt and used $21.9 million to pay off its Revolving Credit Facility. The issuance of additional debt generated $5.0 million of cash in the first nine months of 2006. The Company increased its borrowing under its Revolving Credit Facility by $2.4 million during the first nine months of 2006.

Future Capital Requirements

The Company’s potential capital requirements over the next twelve months include: required minimum funding of the Pension Plan (noted below), interest payments of long-term debt, and working capital required to fund increases in accounts receivable, inventory and equipment if GSS is awarded new contracts.

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham, Alabama facility. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan in 2001 and 2002 coupled with lower interest rates, the Pension Plan was under-funded by approximately $18.8 million and $26.3 million at December 31, 2006 and 2005, respectively. The Company made contributions to the Pension Plan totaling approximately $8.9 million during 2007. As a result of the sale of PWAS, a separate defined benefit pension plan was established for substantially all employees at the Dothan, Alabama facility. The purchaser of PWAS assumed the benefit obligations of the employees of PWAS and received a portion of the invested assets of the Pension Plan in accordance with Internal Revenue Service regulations. After the sale of PWAS, the Pension Plan was underfunded by approximately $11.2 million as of September 30, 2007.

The Company intends to request that the Internal Revenue Service to waive all required contributions to the defined benefit plan through December 31, 2007. Without a waiver of contributions, the Company would be required to contribute approximately $1.4 million for the remainder of 2007 and approximately $7.2 million for 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”) pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million (the “Note”). The principal amount of the Note was to become due and payable on the earlier of (i) February 15, 2007, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default. The payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended the earlier of (i) February 15, 2008, or (ii) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date for the Note. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009. All other terms and conditions of the Note and the Note Purchase Agreement remain the same.

Airport Authority Term Loan

The Company executed a loan agreement during the fourth quarter of 2002 to borrow up to $2.5 million from the Dothan-Houston County Airport Authority to finance its hangar expansion at the facility. The hangar expansion was completed during the first quarter of 2003. The loan is backed by a letter of credit with the Company’s primary lender and carries a variable interest rate, which was 3.89% at September 30, 2007. The Company had an outstanding balance under the loan at September 30, 2007 of $1.96 million, which was paid in October 2007.

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

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of September 30, 2007 and December 31, 2006, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any material foreign exchange risks at September 30, 2007 or December 31, 2006. See “Quantitative and Qualitative Disclosures about Market Risk” included in Item 3 of Part I of this Report.

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

As discussed above, on February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon in order to secure working capital and minimum required pension funding, pursuant to which the Company issued to Silver Canyon the Note. On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is recorded on the specific identification method. This method involves subjectivity and includes and evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussions with the customer, marketing, and contracts personnel, as well as other available data.Given the nature of the GSS business and customers, write-offs have historically been nominal. GSS customers are primarily the U.S. Government or its prime contractors.

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

During the third quarter of 2007, the Company recorded a charge of $550,000 to reduce the value of KC-135 specific inventory to its net realizable value as a result of the contract being awarded to Boeing.

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

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $7.6 million valuation allowance against the deferred income tax asset accounts.

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

As a result of the sale of PWAS, the purchaser assumed $4.3 million of pension obligations and $0.3 million of postretirement obligations.

Warranties

The Company provides warranties covering workmanship and materials under its maintenance contracts that generally range from 6 to 18 months after an aircraft is delivered, depending on the specific terms of each contract. The Company provides a reserve for anticipated warranty claims based on historical experience, current warranty trends, and specific warranty terms. Periodic adjustments to the reserve are made as events occur that indicate changes are necessary.

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

BACKLOG

Backlog at the GSS increased from $32.1 million at December 31, 2006 to $35.4 million at September 30, 2007. Backlog of KC-135 aircraft in work increased to $29.8 million at September 30, 2007 from $21.8 million at December 31, 2006 due to having two additional aircraft in work. Backlog for the P-3 program decreased $3.8 million due to fewer aircraft in work, totaling two at September 30, 2007 versus six at December 31, 2006. Backlog at MCS decreased $0.5 million due to greater progress toward completion of various contracts. The Company classifies all work for which the final customer is the U.S. Government as U.S. Government work whether the work is performed directly or under sub-contract.

CONTINGENCIES

See Note 10 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, anticipated increase in demand for conversions, the outcome of pending or future litigation, waiver of certain pension funding obligations, compliance with debt covenants under borrowing arrangements, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors discussed in Item 1A of Part II of this Quarterly Report and under the caption “Factors That May Affect Future Performance” in the Company’s 2006 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is not exposed to market risk from changes in interest rates as part of its normal operations.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2007.

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

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s third quarter ended September 30, 2007 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

The following Risk Factors previously disclosed in the Company’s 2006 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 have been deleted:

•	The Risk Factor in the Form 10-K entitled “If the Company’s Customers Experience Financial or Other Difficulties, the Company’s Business Could be Materially Harmed.”

•	The Risk Factor in the Form 10-K entitled “The Company Faces Risks from Downturns in the Domestic and Global Economies”

•	The Risk Factor in the Form 10-K entitled “Expansion Into International Markets May Expose the Company to Greater Risks.”

•	The Risk Factor in the Form 10-K entitled “Failure to Sell the Commercial Services Business Could Materially Harm the Company’s Business.”

•	The Risk Factor in the Form 10-Q entitled “The Failure To Complete The Sale of Pemco World Air Services, Inc. May Result In a Decrease In The Market Value Of Our Common Stock.”

•	The Risk Factor in the Form 10-Q entitled “If Our Stockholders Do Not Approve The Sale of Pemco World Air Services, Inc., We Will Owe A Substantial Fee to WAS Aviation Services, Inc.”

•	The Risk Factor in the Form 10-Q entitled “If Our Stockholders Do Not Approve And Authorize The Sale Of Pemco World Air Services, Inc., There May Not Be Any Other Offers From Potential Acquirers.”

There have been no material changes from the remaining Risk Factors previously disclosed in the Company’s 2006 Annual Report on Form 10-K other than the addition of the risks described below under the heading “Risks Related to the Sale of Pemco World Air Services, Inc.” which were added in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and which have been revised in this Form 10-Q and the revisions to the following risks (the complete text of which is set forth below under the heading “Revised Risks”):

•

The Risk Factor entitled “The Company is Heavily Dependent on U.S. Government Contracts” has been revised to reflect that given the completion of the sale of the CSS, the Company is dependent upon U.S. Government contracts for substantially all of its revenue.

•

The Risk Factor entitled “A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business” has been revised to reflect that given completion of the sale of the CSS the Company’s dependence upon a small number of contracts for a significant portion of its revenues has increased.

•

The Risk Factor entitled “The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company” has been revised to eliminate the discussion regarding competitors in the commercial services segment.

•

The Risk Factor entitled “The Company Could Incur Significant Costs and Expenses Related to Environmental Problems” has been revised to reflect that the Company could be exposed to increased costs and expenses related to environmental problems as a result of the Phase II environmental site assessment conducted in connection with the sale of the CSS.

•

The Risk Factor entitled “Our Business May Be Harmed If The Sale of Pemco World Air Services, Inc. Disrupts The Operations Of Our Business And Prevents Us From Realizing Intended Benefits” has been revised to reflect that we have sold Pemco World Air Services, Inc.

•

The Risk Factor entitled “The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available” has been revised to reflect that we have sold Pemco World Air Services, Inc.

•

The Risk Factor entitled “The Amount and Terms of the Company’s Indebtedness Restrict the Company’s Financial and Operational Flexibility” has been revised to reflect the extension of the maturity date of our indebtedness to Special Value Bond Fund, LLC and to remove discussion of indebtedness that has been eliminated.

•

The Risk Factor entitled “The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces” has been revised to update the funding status of the defined benefit plan after the sale of Pemco World Air Services, Inc.

•	The Risk Factor entitled “The Company’s Business is Subject to Extensive Government Regulation” has been revised to remove references to the Federal Aviation Administration.

Risks Related to the Sale of Pemco World Air Services, Inc.

Our business may be harmed if changing our name in connection with the sale of Pemco World Air Services, Inc. diminishes our recognizability with potential customers.

We have operated under the name “Pemco” for a number of years and believe that we have developed valuable goodwill with respect to this name. We cannot predict whether changing our name in connection with the sale of Pemco World Air Services, Inc. during the third quarter of 2007 will diminish our recognizability with potential customers or to what extent such diminished recognizability may have a material adverse effect on our business prospects, operating results and financial condition.

Our business may be harmed if the sale of Pemco World Air Services, Inc. disrupts the operations of our business and prevents us from realizing intended benefits.

The sale of Pemco World Air Services, Inc. may disrupt our business and prevent us from realizing intended benefits as a result of a number of obstacles, such as loss of key employees or customers and failure to adjust or implement our business model. To the extent any such risks materialize, this may have a material adverse effect on our business prospects, operating results and financial condition.

We are unable to compete with the Pemco World Air Services, Inc. business for three years from the date of the closing.

The stock purchase agreement for the sale of Pemco World Air Services, Inc. includes a non-competition obligation which lasts for a period of three years from the closing of the sale. Under this provision, we are not able to engage in the business sold to WAS Aviation Services, Inc., except with respect to military customers for three years following the closing, which occurred on September 19, 2007. Additionally, we are not able to recruit or solicit employees of Pemco World Air Services, Inc. to terminate their employment for a one year period following the September 19, 2007 closing. These limitations on the scope of our business operations may adversely effect our business prospects, operating results and financial condition.

We are obligated to indemnify WAS Aviation Services, Inc. under certain circumstances.

While the representations and warranties in the stock purchase agreement did not survive the closing of the sale of Pemco World Air Services, Inc., we agreed to a limited indemnity for any and all losses incurred by WAS Aviation Services, Inc. resulting from:

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

Revised Risks

The Company is Heavily Dependent on U.S. Government Contracts.

Approximately 100% of our revenues from continuing operations in 2006, 2005 and 2004 were derived from U.S. Government contracts. U.S. Government contracts expose us to a number of risks, including:

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

In addition, substantially all of the Company’s backlog scheduled for delivery can be terminated at the convenience of the U.S. Government since orders are often placed well before delivery, and its contracts typically provide that orders may be terminated with limited or no penalties. If the Company is unable to address any of the above risks, its business could be materially harmed and the value of its Common Stock could be impaired.

A Significant Portion of the Company’s Revenues is Derived From a Few of its Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts with the U.S. Government comprised approximately 100% of the Company’s revenues from continuing operations during 2006, 2005 and 2004. The U.S. Air Force (the “USAF”) KC-135 Program Depot Maintenance (“PDM”) program in and of itself comprised 66% and 74% of the Company’s total revenues from continuing operations in the first nine months of 2007 and 2006, respectively. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock. As a result of the Company’s sale of Pemco World Air Services, Inc. to WAS Aviation Services, Inc., its dependence on a small number of contracts has been increased, as substantially all of the remaining contracts of the Company are with the U.S. Government.

In May 2005, the USAF decided to re-compete the KC-135 PDM program. The Company submitted a proposal to the USAF as a subcontractor/partner with Boeing LSS (“Boeing”) for the KC-135 PDM program. On June 6, 2006, the Company was notified by Boeing that Boeing was terminating a Memorandum of Agreement (“MOA”) among Boeing, L3/IS Integrated Systems (“L3”) and the Company’s Birmingham, Alabama subsidiary, Pemco Aeroplex, Inc. Under the previously announced MOA, the companies had agreed on a teaming arrangement to compete for the KC-135 PDM program. In the termination notice, Boeing asserted that it received notice of an amendment to the request for proposal for the KC-135 PDM program reducing the requested quantities of aircraft, and that the reduction would be so unfavorable to Boeing that further participation in the program pursuant to the MOA would no longer be practical or financially viable. The Company and Boeing are currently teamed on the KC-135 Bridge Contract for which the USAF exercised an option to extend through March 31, 2008. The Company submitted a proposal as a prime contractor for the KC-135 PDM program in September 2006. An award announcement was made in September 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful, and the contract was awarded to Boeing Corporation. The Company has filed a protest with the U.S. Government Accountability Office and the contract was stayed for up to 100 days pending the results of the protest. If the protest does not result in a positive outcome for the Company, it could have a material adverse effect on the Company’s financial condition, materially harm the Company’s business and impair the value of its Common Stock.

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

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state, and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning, and painting of aircraft. We have previously paid penalties to the EPA for violations of these laws and regulations, and we may be required to pay additional penalties or remediation costs in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As operators of properties and as potential arrangers for hazardous substance disposal, we may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, and related expenses. In addition, in conjunction with the sale of Pemco World Air Services, Inc., WAS Aviation Services, Inc. (“WAS”) has engaged an environmental consultant to conduct an assessment of potential environmental remediation at our Dothan facilities, if any, that may be required to meet applicable remediation standards. The Company and WAS contracted for division of any environmental liability such that, in the event significant environmental remediation is required, WAS Aviation Services, Inc. will bear the risk of the first million of such losses and we will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS Aviation Services, Inc. would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations have been escrowed for a 5-year period. Payment of any of these costs and expenses could materially harm our business and impair the value of our Common Stock.

The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available.

The Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning some or all of these programs,

additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. If additional financing is needed, the Company’s recent negative results of operations and the uncertainties regard future contract awards will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, the Company’s business could be materially harmed.

The Amount and Terms of the Company’s Indebtedness Restrict the Company’s Financial and Operational Flexibility.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which it issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note contains customary events of default. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default. The Company may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on July 31, 2007 to change the maturity date of the Note to February 15, 2009.

The Company has pledged substantially all of its assets to secure the debt under the Note with Special Value Bond Fund, LLC. If the amounts outstanding under the Note were accelerated, the lender could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the Company’s business and impair the value of its Common Stock.

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

The Company maintains a Defined Benefit Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham, Alabama facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. At September 30, 2007, the Pension Plan was underfunded by $11.2 million. Changes in investment returns, discount assumptions, mortality assumptions or benefit obligations may have a significant impact on the funded status of the Pension Plan. Unless and until the Pension Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect the Company’s liquidity and cash flow, which could materially harm its business and impair the value of its Common Stock.

The Company intends to request that the Internal Revenue Service to waive all required contributions to the defined benefit plan through December 31, 2007. Without a waiver of contributions, the Company would be required to contribute approximately $1.4 million for the remainder of 2007 and approximately $7.2 million for 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

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

The Company held a special meeting of its stockholders on September 17, 2007 for the purpose of (i) adopting and approving the Stock Purchase Agreement (the “Purchase Agreement”), dated July 11, 2007, between the Company, WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”), and Pemco World Air Services, Inc., a wholly-owned subsidiary of the Company (the “PWAS”), pursuant to which the Company agreed to sell all of the outstanding capital stock of PWAS to WAS, and (ii) approving a proposal to amend the Company’s certificate of incorporation to change the its name to “Alabama Aircraft Industries, Inc.” pursuant to the terms of the Purchase Agreement.

The results of the stockholder vote on these matters are summarized as follows:

Proposal 1 – Approval of the Purchase Agreement:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON-VOTES
2,914,246	6,606	1,325	– 0 –

Proposal 2 – Approval of the amendment to the Company’s certificate of incorporation:

VOTES FOR	VOTES AGAINST	ABSTAIN	NON-VOTES
2,914,846	6,756	575	– 0 –

On September 19, 2007, the sale of PWAS to WAS pursuant to the Purchase Agreement was completed. On September 19, 2007, the Company filed a certificate of amendment to its Certificate of Incorporation with the Delaware Secretary of State to reflect the name change.

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

ALABAMA AIRCRAFT INDUSTRIES, INC.

Dated: November 19, 2007	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2007	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

-S1-