Form 10-Q/A
period 2007-09-30
ALABAMA AIRCRAFT INDUSTRIES, INC
filed 2008-03-31
CIK 771729

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2007
Common Stock, $.0001 par value	4,128,950

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q is to restate the unaudited consolidated financial statements of Alabama Aircraft Industries, Inc. and subsidiaries for the three and nine months ended September 30, 2007, to reflect adjustments related to the amounts and allocation of income tax expense (see Note 1 to the Consolidated Financial Statements).

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of this Quarterly Report on Form 10-Q. This Amendment No. 1 does not reflect events occurring after the November 19, 2007 original filing date of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, or modify or update those disclosures as set forth in that Quarterly Report on Form 10-Q in any way, except to reflect the effect of the restatement as noted above and described in Note 1 to the Consolidated Financial Statement. All information contained in this Amendment No. 1 may be updated or supplemented by disclosures contained in the Company’s periodic reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Quarterly Report on Form 10-Q.

The items of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 that have been amended and restated herein are as follows:

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
	(As Restated, See Note 1)
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

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	September 30, 2007 (Unaudited)	December 31, 2006
	(As Restated, See Note 1)
Current liabilities:
Current portion of long-term debt	$2,026	$28,760
Current portion of pension and post-retirement liabilities	37	37
Accounts payable—trade	5,015	7,199
Accrued health and dental	531	646
Accrued liabilities—payroll related	3,186	3,566
Accrued liabilities—other	1,600	1,770
Customer deposits in excess of cost	3,977	2,385
Liabilities of discontinued operations	—	12,897

Total current liabilities	16,372	57,260

Long-term debt, less current portion	5,032	1,786
Long-term pension and post-retirement liabilities	11,748	15,135
Other long-term liabilities	3,137	2,623
Liabilities of discontinued operations	—	4,402

Total liabilities	36,289	81,206

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 outstanding at September 30, 2007 and 4,126,200 outstanding at December 31, 2006	1	1
Additional paid-in capital	14,999	14,345
Retained earnings	31,471	29,413
Treasury stock, at cost—413,398 shares at September 30, 2007 and December 31, 2006	(8,623)	(8,623)
Accumulated other comprehensive loss:
Pension and post-retirement liabilities	(23,490)	(27,756)

Total stockholders' equity	14,358	7,380

Total liabilities and stockholders' equity	$50,647	$88,586

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
	(As Restated, See Note 1)
Net sales	$14,942	$21,692
Cost of sales	15,299	19,463

Gross (loss) profit	(357)	2,229
Selling, general and administrative expenses	2,237	3,438

Operating loss	(2,594)	(1,209)
Interest expense	188	188

Loss from continuing operations before income taxes	(2,782)	(1,397)
Income tax expense (benefit)	8,167	(484)

Loss from continuing operations	(10,949)	(913)
Income from discontinued operations, net of tax	142	366
Gain on sale of discontinued operations, net of tax	11,343	—

Net income (loss)	$536	$(547)

Net income (loss) per common share:
Basic loss from continuing operations	$(2.65)	$(0.22)
Basic income from discontinued operations	$2.78	$0.09
Basic net income (loss) per share	$0.13	$(0.13)
Diluted loss from continuing operations	$(2.65)	$(0.22)
Diluted income from discontinued operations	$2.74	$0.09
Diluted net income (loss) per share	$0.13	$(0.13)

Weighted average common shares outstanding:
Basic	4,128	4,125
Diluted	4,185	4,165

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income (Loss) per Common Share Information)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(As Restated, See Note 1)
Net sales	$55,352	$73,989
Cost of sales	51,435	64,242

Gross profit	3,917	9,747
Selling, general and administrative expenses	8,912	10,710

Operating loss	(4,995)	(963)
Interest expense	563	468

Loss from continuing operations before income taxes	(5,558)	(1,431)
Income tax expense (benefit)	6,971	(498)

Loss from continuing operations	(12,529)	(933)
Income from discontinued operations, net of tax	3,244	910
Gain on sale of discontinued operations, net of tax	11,343	—

Net income (loss)	$2,058	$(23)

Net income (loss) per common share:
Basic loss from continuing operations	$(3.04)	$(0.23)
Basic income from discontinued operations	$3.53	$0.22
Basic net income (loss) per share	$0.50	$(0.01)
Diluted loss from continuing operations	$(3.04)	$(0.23)
Diluted income from discontinued operations	$3.49	$0.21
Diluted net income (loss) per share	$0.49	$(0.01)

Weighted average common shares outstanding:
Basic	4,127	4,122
Diluted	4,179	4,244

The accompanying notes are an integral part

of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(As Restated, See Note 1)
Cash flows from operating activities:
Net income (loss)	$2,058	$(23)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	2,348	2,764
Amortization of intangible assets	260	204
Provision for deferred income taxes	14,514	63
Funding in excess of pension cost	(5,125)	(4,929)
Provision for (reversal of) losses on receivables	381	(638)
Provision for inventory valuation	(69)	—
Gain on the sale of Pemco World Air Services	(17,463)	—
Loss on disposals of machinery and equipment	42	4
Reversal of losses on contracts-in-process	(460)	(2,368)
Stock based compensation expense	646	857

Changes in assets and liabilities:
Accounts receivable, trade	2,782	(7,607)
Inventories	(884)	4,607
Prepaid expenses and other	674	(224)
Deposits and other	(423)	(409)
Customer deposits in excess of cost	3,110	10
Restricted cash—Letter of Credit	(1,235)	—
Accounts payable and accrued liabilities	(1,860)	3,326

Total adjustments	(2,762)	(4,340)

Net cash used in operating activities	(704)	(4,363)

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

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

September 30, 2007 and 2006

1. RESTATEMENT

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, the Company determined that an error had been made in computing income tax expense. The error was primarily related to the amount of taxable gain on the sale of its subsidiary, Pemco World Air Services, Inc., or PWAS. PWAS comprised the Company’s Commercial Services Segment and is presented as a discontinued operation in this Form 10-Q. Therefore, the Company has restated this Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2007, for the effects of this error.

The effects of the restatement on the unaudited consolidated balance sheets as of September 30, 2007 are presented below:

(in thousands)

	September 30, 2007
	As Previously Reported *	As Restated
Accrued liabilities - other	$3,733	$1,600
Retained earnings	$29,338	$31,471

The effects of the restatement on the unaudited consolidated statements of operations for the three and nine months ended September 30, 2007 are presented below:

(In thousands, except per share information)

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	As Previously Reported*	As Restated	As Previously Reported*	As Restated
Loss from continuing operations before income taxes	$(2,782)	$(2,782)	$(5,558)	$(5,558)
Income tax expense (benefit)	$6,738	$8,167	$5,542	$6,971
Loss from continuing operations	$(9,520)	$(10,949)	$(11,100)	$(12,529)
Income from discontinued operations, net of tax	$142	$142	$3,244	$3,244
Gain on sale of discontinued operations, net of tax	$7,781	$11,343	$7,781	$11,343
Net income (loss)	$(1,597)	$536	$(75)	$2,058
Net income (loss) per common share
Basic loss from continuing operations	$(2.31)	$(2.65)	$(2.69)	$(3.04)
Basic income from discontinued operations	$1.92	$2.78	$2.67	$3.53
Basic net income (loss) per share	$(0.39)	$0.13	$(0.02)	$0.50
Diluted loss from continuing operations	$(2.31)	$(2.65)	$(2.69)	$(3.04)
Diluted Income from discontinued operations	$1.89	$2.74	$2.64	$3.49
Diluted net income (loss) per share	$(0.39)	$0.13	$(0.02)	$0.49

*	As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on November 19, 2007.

Specifically, the error increased income tax expense recorded on continuing operations by $1.4 million and increased the income tax benefit recorded on the gain on the sale of discontinued operations by $3.6 million. As a result of correcting the error, the Company’s net operating loss carryforwards realized from the sale of PWAS was also reduced creating additional deferred income tax assets for the Company. The Company increased its valuation allowance against deferred income tax accounts by $2.1 million as a results of additional deferred income tax assets.

The effects of the restatement on the unaudited consolidated statement of cash flows for the nine months ended September 30, 2007 are presented below:

(in thousands)

	Nine Months Ended September 30, 2007
	As Previously Reported*	As Restated
Net income (loss)	$(75)	$2,058
Accounts payable and accrued liabilities	$273	$(1,860)
Net cash used in operating activities	$(704)	$(704)

Notes 3,4,7,8,12 and 13 have been changed to reflect the correction of the error.

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

On September 19, 2007, the Company sold all outstanding stock in Pemco World Air Services, a wholly owned subsidiary of the Company (“PWAS”) to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”). The sale was approved by the Company’s stockholders on September 17, 2007. As part of the transaction, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically has comprised substantially all of the CSS. The historical financial results of PWAS have been presented in these consolidated financial statements as discontinued operations. Additional information regarding the sale of PWAS is presented in Note 3 to these consolidated financial statements.

On September 30, 2006, the Company sold the assets and operations of Pemco Engineers, Inc., a wholly owned subsidiary of the Company (“Pemco Engineers”), which are presented in these consolidated financial statements as discontinued operations. Pemco Engineers was previously included in the MCS segment. Space Vector is the only entity comprising the MCS segment.

As discussed in detail in Note 11 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The USAF awarded the new KC-135 contract to Boeing in September 2007, at which time the Company immediately filed a protest with the U.S. Government Accountability Office, because it believed its proposal was superior. The Company has expended substantial financial resources in connection with these events.

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

3. SALE OF SUBSIDIARIES

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

Pursuant to the Purchase Agreement, the purchase price was $43.0 million in cash, less (1) a purchase price holdback of $0.6 million for potential environmental remediation, (2) an offset of $5.75 million for the assumption of certain under funded pension liabilities and (3) an initial working capital adjustment of approximately $3.3 million. The initial working capital adjustment was subsequently adjusted to $2.8 million but is not expected to be finalized until later in November. Following the fifth anniversary of the closing, the environmental remediation holdback will be released to the Company to the extent such amount has not been paid to WAS for losses occurring as a result of environmental remediation of PWAS’s facilities. The Company recorded a $11.3 million gain on the sale of PWAS.

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

The financial position and results of operations of all entities presented in these consolidated financial statements as discontinued operations are summarized in Note 13.

4. NET INCOME (LOSS) PER SHARE

Computation of basic and diluted earnings from continuing operations per share for the three-month and nine-month periods ended September 30, 2007 and 2006 is as follows:

(In Thousands, Except Share and Per Share Information)

For the Three Months Ended September 30, 2007	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
	(As Restated)		(As Restated)
Basic earnings and per share amounts	$(10,949)	4,128	$(2.65)
Dilutive shares	—	—	$—

Diluted earnings and per share amounts	$(10,949)	4,128	$(2.65)

For the Three Months Ended September 30, 2006	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
Basic earnings and per share amounts	$(913)	4,125	$(0.22)
Dilutive shares	—	—	$—

Diluted earnings and per share amounts	$(913)	4,125	$(0.22)

For the Nine Months Ended September 30, 2007	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
	(As Restated)		(As Restated)
Basic earnings and per share amounts	$(12,529)	4,127	$(3.04)
Dilutive shares	—	—	$—

Diluted earnings and per share amounts	$(12,529)	4,127	$(3.04)

For the Nine Months Ended September 30, 2006	Loss from Continuing Operations	Shares Outstanding	Losses Per Share
Basic earnings and per share amounts	$(933)	4,122	$(0.23)
Dilutive shares	—	—	—

Diluted earnings and per share amounts	$(933)	4,122	$(0.23)

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

6. DEBT

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

7. INCOME TAXES

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the U.S. Government awarding the KC-135 contract to Boeing Corporation during the third quarter of 2007 in conjunction with the lack of other long-term contracts, there is no longer sufficient evidence for the Company to conclude as of September 30, 2007 that it is more likely than not that the deferred income tax assets recorded by the Company will be realized. During the third quarter of 2007, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007. If additional sufficient and profitable contracts are obtained, and the Company can conclude that it is more likely than not that the deferred income tax assets will be realized, the charge to income tax expense could be reversed. The Company recorded $6.1 million in tax expense on the gain on the sale of PWAS due to differences in the gain on the sale for financial reporting purposes and income tax reporting purposes.

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

8. STOCKHOLDERS’ EQUITY

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

Comprehensive income consists primarily of net income (loss), the after-tax impact of the minimum pension and postretirement liabilities. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate. Net loss reconciled to total comprehensive loss for the nine months ended September 30, 2007 was as follows:

(In Thousands)
Net income (As Restated)	$2,058
Comprehensive loss for pension	(1,888)

Total Comprehensive income (As Restated)	$170

9. DEFERRED COMPENSATION PLAN

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

10. EMPLOYEE BENEFIT PLANS

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

11. CONTINGENCIES

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

The following table presents information about segment profit or loss for the three months ended September 30, 2007 and 2006, excluding discontinued operations:

(In Thousands)

Three Months Ended September 30, 2007 (As Restated)	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$13,904	$1,038	$—	$14,942
Revenues from foreign customers	—	—	—	—
Inter-company revenues	—	—	—	—

Total segment revenues	13,904	1,038	—	14,942
Elimination				—

Total revenue				$14,942

Gross profit	$(330)	$(27)	—	$(357)
Segment operating loss	(1,786)	(320)	(488)	(2,594)
Interest expense				(188)
Income tax expense				(8,167)

Loss from continuing operations				$(10,949)

Assets	$30,930	$5,628	$14,089	$50,647
Depreciation/amortization	386	44	32	462
Capital additions	137	—	—	137

Three Months Ended September 30, 2006	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$18,653	$3,021	$—	$21,674
Revenues from foreign customers	18	—	—	18
Inter-company revenues	—	—	—	—

Total segment revenues	18,671	3,021	—	21,692
Elimination				—

Total revenue				$21,692

Gross profit	$937	$1,225	$67	$2,229
Segment operating income / (loss)	(1,040)	438	(607)	(1,209)
Interest expense				(188)
Income tax benefit				484

Loss from continuing operations				$(913)

Assets	$37,845	$5,090	$15,211	$58,146
Depreciation/amortization	365	29	—	394
Capital additions	167	19	—	186

The following table presents information about segment profit or loss for the nine months ended September 30, 2007 and 2006, excluding discontinued operations:

(In Thousands)

Nine Months Ended September 30, 2007 (As Restated)	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$49,316	$6,036	$—	$55,352
Revenues from foreign customers	—	—	—	—
Inter-company revenues	—	—	—	—

Total segment revenues	49,316	6,036	—	55,352
Elimination				—

Total revenue				$55,352

Gross profit	$2,924	$892	$101	$3,917
Segment operating loss	(2,218)	(704)	(2,073)	(4,995)
Interest expense				(563)
Income tax expense				(6,971)

Loss from continuing operations				$(12,529)

Assets	$30,930	$5,628	$14,089	$50,647
Depreciation/amortization	1,198	116	105	1,419
Capital additions	428	169	7	604

Nine Months Ended September 30, 2006	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$65,322	$8,649	$—	$73,971
Revenues from foreign customers	18	—	—	18
Inter-company revenues	—	—	—	—

Total segment revenues	65,340	8,649	—	73,989
Elimination				—

Total revenue				$73,989

Gross profit	$6,537	$3,100	$110	$9,747
Segment operating income / (loss)	220	1,073	(2,256)	(963)
Interest expense				(468)
Income tax benefit				498

Loss from continuing operations				$(933)

Assets	$37,845	$5,090	$15,211	$58,146
Depreciation/amortization	1,228	102	—	1,330
Capital additions	1,345	33	—	1,378

13. DISCONTINUED OPERATIONS

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

14. RESTRICTED CASH

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

Restatement

The Company restated its consolidated financial statements for the quarterly period ended September 30, 2007 to reflect adjustments related to the amounts and allocation of income tax expense as described in Note 1 to the Consolidated Financial Statements. The following discussion of the financial condition and results of operations of the Company has been amended in its entirety to reflect changes resulting from this restatement.

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

During the third quarter of 2007, the Company sold its Pemco World Air Services, Inc. (“PWAS”) subsidiary to WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”). The Company recorded a gain of $11.3 million, net of tax, related to the sale of PWAS. The sale of PWAS allowed the Company to pay off its Revolving Credit Facility, Treasury Stock Term Loan and Bank Term Loan (“the Bank Debt”) with Wachovia Bank and Compass Bank. In addition to eliminating the Bank Debt, the sale provided approximately $8.0 million of cash for future working capital needs.

As discussed in detail in Note 11 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The USAF awarded the new KC-135 contract to Boeing in September 2007, at which time the Company immediately filed a protest with the U.S. Government Accountability Office, because it believed its proposal was superior. The Company has expended substantial financial resources in connection with these events.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the awarding of the KC-135 contract to Boeing Corporation during the third quarter of 2007 and the lack of other long-term contracts, there is insufficient evidence for the Company to conclude as of September 30, 2007 that it is more likely than not that the deferred income tax assets recorded by the Company would be realized. During the third quarter of 2007, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 versus three months ended September 30, 2006

The table below presents major highlights from the three months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$14.94	$21.69	(31.1)%
Gross (loss) profit	(0.36)	2.23	(116.1)%
Operating loss from continuing operations	(2.59)	(1.21)	114.1%
Loss from continuing operations before taxes	(2.78)	(1.40)	98.6%
Loss from continuing operations	(10.95)	(0.91)	946.2%
Net income (loss)	0.54	(0.55)	190.9%
EBITDA from continuing operations	(2.13)	(0.81)	163.0%

The Company defines operating income (loss) from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the quarters ended September 30, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Loss from continuing operations	$(10.95)	$(0.91)
Interest expense	0.19	0.19
Taxes	8.17	(0.48)
Depreciation and Amortization	0.46	0.39

EBITDA from continuing operations	$(2.13)	$(0.81)

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

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007.

Income from Discontinued Operations

Income from discontinued operations, net of tax, was $0.1 million in the third quarter of 2007 versus income from discontinued operations of $0.4 million in the third quarter of 2006. The commercial services segment did not deliver any cargo conversions during the third quarter of 2007 versus one during the third quarter of 2006.

Gain on Sale of Discontinued Operations

The Company recorded a pretax gain of $17.5 million for the sale of PWAS in the third quarter of 2007. The Company recorded $6.1 million in tax expense on the gain.

Nine months ended September 30, 2007 versus nine months ended September 30, 2006

The table below presents major highlights from the nine months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	% Change
Revenue	$55.35	$73.99	(25.2)%
Gross profit	3.92	9.75	(59.8)%
Operating loss from continuing operations	(5.00)	(0.96)	420.8%
Loss from continuing operations before taxes	(5.56)	(1.43)	288.8%
Loss from continuing operations	(12.53)	(0.93)	1,093.5%
Net income (loss)	2.06	(0.02)	300.0%
EBITDA from continuing operations	(3.58)	0.37	1,067.6%

The Company defines operating income (loss) from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the nine months ended September 30, 2007 and 2006 was calculated using the following approach:

(In Millions)

	2007	2006
Loss from continuing operations	$(12.53)	$(0.93)
Interest expense	0.56	0.47
Taxes	6.97	(0.50)
Depreciation and Amortization	1.42	1.33

EBITDA from continuing operations	$(3.58)	$0.37

A description of the Company’s use of non-GAAP information is provided in the previous section.

The table below presents revenue from continuing operations by operating segment for the nine months ended September 30, 2007 and 2006.

(In Millions)

	2007	2006	Change	% Change
GSS	$49.32	$65.34	$(16.02)	(24.5)%
MCS	6.03	8.65	(2.62)	(30.3)%

Total	$55.35	$73.99	$(18.64)	(25.2)%

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

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in the third quarter of 2007.

Gain on Sale of Discontinued Operations

The Company recorded a pretax gain of $17.5 million for the sale of PWAS in the first nine months of 2007. The Company recorded $6.1 million in tax expense on the gain.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	September 30, 2007	December 31, 2006	Change
Cash	$4,464	$23	$4,441
Working capital	16,118	(8,989)	25,107
Long-term debt and capital lease obligations	7,058	30,546	(23,488)
Stockholders’ equity	14,358	7,380	6,978
Debt to equity ratio	0.49	4.14	(3.65)

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

As discussed in detail in Note 11 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The USAF awarded the new KC-135 contract to Boeing in September 2007, at which time the Company immediately filed a protest with the U.S. Government Accountability Office, because it believed its proposal was superior. The Company has expended substantial financial resources in connection with these events.

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

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts.

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

Contingencies

As further discussed in Note 11 of Notes to Consolidated Financial Statements, the Company has been involved, and may continue to be involved, in various legal proceedings arising out of the conduct of its business including litigation with customers, employment related lawsuits, purported class actions, and actions brought by governmental authorities. The Company has, and will continue to, vigorously defend itself and to assert available defenses with respect to these matters. Where appropriate, the Company has accrued an estimate of the probable cost of resolutions of these proceedings based upon consultation with outside counsel and assuming various strategies. A settlement or an adverse resolution of one or more of these matters may result in the payment of significant costs and damages that could have a material adverse effect on the Company’s financial position or results of operations.

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

CONTINGENCIES

See Note 11 to the Consolidated Financial Statements.

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

ALABAMA AIRCRAFT INDUSTRIES, INC.

Dated: March 31, 2008	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2008	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

-S1-