Form 10-K
period 2007-12-31
ALABAMA AIRCRAFT INDUSTRIES, INC
filed 2008-03-31
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007,

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates on June 29, 2007 was approximately $16,904,280.

The number of shares of the Company’s Common Stock outstanding as of March 20, 2008 was 4,128,950.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2007) are incorporated by reference into Part III of this report.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

ALABAMA AIRCRAFT INDUSTRIES, INC.

- i -

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about Alabama Aircraft Industries, Inc.’s (the “Company”) (formerly Pemco Aviation Group, Inc.) plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in the section below entitled “Item 1A. Risk Factors”, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1. Business

A. GENERAL

Alabama Aircraft Industries, Inc., formerly Pemco Aviation Group, Inc. (“AAII” or the “Company”), is an aerospace and defense company composed of two operating segments: the Government Services Segment (“GSS”) and the Manufacturing and Components Segment (“MCS”). The Company’s primary business is providing aircraft maintenance and modification services to the U.S. Government, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The businesses historically comprising the Commercial Services Segment (“CSS”) were sold in the third quarter of 2007 and are presented herein as discontinued operations.

The Company provides aircraft maintenance and modification services for government and military customers primarily through its Government Services Segment, which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The Company believes that GSS’s facilities, tooling, experienced labor force, quality, and on-time delivery record position it currently as one of the premier providers of PDM for large transport aircraft in the country.

The Company’s Manufacturing and Components Segment designs and manufactures a wide array of proprietary products including various rocket vehicles, guidance control systems and precision components for launch vehicles.

The Company’s website address is www.alabamaaircraft.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been filed with or furnished to the Securities and Exchange Commission (“SEC”).

B. SIGNIFICANT DEVELOPMENTS

Financial Condition of the Company

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s protest of the U.S. Air Force (“USAF”) award of the KC-135 contract to The Boeing Company; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. However, the Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. Moreover, the Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions to its defined benefit pension plan through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed; however, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the USAF award of the KC-135 contract to The Boeing Company;

•	whether the Company is granted a waiver of contributions to its defined benefit pension plan through December 31, 2008;

•	whether the Company sells its subsidiary, Space Vector Corporation, in 2008;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes; and

•	whether the Company is able to get additional funding from lenders to fund working capital increases needed if additional contracts are won.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

Sale of Pemco World Air Services

On September 19, 2007, the Company sold all of the outstanding stock in Pemco World Air Services, Inc., a wholly owned subsidiary of the Company (“PWAS”), to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”). The sale was approved by the Company’s stockholders on September 17, 2007. As part of the transaction, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically has comprised substantially all of the CSS. The historical financial results of PWAS have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

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

Repayment of Debt

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provided for a revolving credit facility and various term loans (“Bank Debt”). On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wachovia Bank and Compass Bank. On September 19, 2007, the Company paid off the Bank Debt with the proceeds from the sale of PWAS. A Dothan Airport Authority term loan was paid off on October 4, 2007. In addition to eliminating the Bank Debt and the Dothan Airport Authority term loan, the sale provided approximately $8.0 million of cash for future working capital needs.

Severance Agreements With Certain Key Employees

On January 21, 2008, the Compensation Committee of the Company’s Board of Directors approved the Alabama Aircraft Industries, Inc. Executive Retention Plan (the “Executive Retention Plan”). The purpose of the Executive Retention Plan is to replace the Pemco Aviation Group, Inc. Separation Benefit Plan, which terminated on December 1, 2007, and to act as a retention incentive by providing certain eligible executives of the Company with severance payments in the event their employment is terminated during 2008 by the Company without cause or by the executive for good reason.

If, prior to January 1, 2009, a covered executive’s employment is terminated by the Company without cause or by the executive for good reason, payments under the Executive Retention Plan are due if the executive is ineligible for severance payments under another existing employment letter, agreement, or arrangement. No payments will be made to a covered executive pursuant to the Executive Retention Plan if his or her employment is terminated by the Company at any time with cause or upon the executive’s resignation without good reason. For each covered executive, the Executive Retention Plan provides for severance payments in the form of base salary continuation for a 365-day period and the payment of a post-tax lump sum equal to the executive’s total group health insurance continuation (COBRA) premiums for the base salary continuation period. The Executive Retention Plan will terminate upon the later of December 31, 2008 or the date as of which all payments due to be made under it have been made.

Eligible employees under the Executive Retention Plan include employees of the Company or subsidiaries of the Company who have received a Coverage Letter under the Plan, so long as the employee, as of his or her termination date, (1) has not previously agreed in writing to waive eligibility for the Executive Retention Plan and (2) has no employment agreement or arrangement that provides for the payment of employment separation benefits (other than agreements or arrangements that provide for the payment of separation benefits solely in connection with or due to (a) the sale of any stock or assets of the Company and/or its subsidiaries or the merger or consolidation of the Company and/or subsidiary of the Company, or (b) a change in the membership of the Board of Directors of the Company and/or subsidiary of the Company that is a “change of control” or “change of ownership” under such an employment agreement or arrangement). Eligible employees currently include individuals who are the named executive officers of the Company.

Boeing Logistics Support Systems (“LSS”)/AAII-Birmingham KC-135 PDM Partnership

Boeing LSS and AAII-Birmingham (formerly Pemco Aeroplex, Inc.) agreed to continue as partners on the KC-135 PDM program during 2005 as a result of the UASF decision to re-compete the KC-135 PDM contract. A teaming agreement with Boeing was signed and from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the U.S. Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. If the protest does not result in a positive outcome for the Company, it could have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock

The Company and Boeing continue to be teamed on the KC-135 Bridge Contract for which the USAF exercised a second six-month option to extend through September 30, 2008. There are no assurances that the Company will receive more than the three aircraft already inducted during these extensions of the KC-135 Bridge Contract.

L-3 Communications, Integrated Systems Division U.S. Navy P-3 SMIP Award

In an agreement announced in February 2005, L-3 Integrated Systems (“L-3 IS”), a division of L-3 Communications, Inc., announced that it had selected AAII-Birmingham, a wholly-owned subsidiary of the Company, as a partner to pursue and execute military aircraft maintenance contracts. In July 2005, the L-3/AAII-Birmingham team received a contract award from the U. S. Navy to perform P-3 maintenance and modification work under the Sustainment Modification and Inspection Program (“SMIP”). The contract is an indefinite delivery, indefinite quantity contract with the U.S. Navy Aviation Program Management Agency. The contract encompasses periodic maintenance and unscheduled or special repairs and modifications for Navy P-3 aircraft as required. The AAII-Birmingham subcontract with L-3 IS was finalized during September 2005. A total of nine aircraft were inducted by the Company under this contract of which eight had been delivered as of December 31, 2007. The final P-3 aircraft was delivered in January 2008. The Company does not anticipate any additional aircraft being inducted under this contract. The Company has learned that the U.S. Navy intends to recompete the P-3 SMIP in 2008 and the Company intends to submit a proposal to perform the work on that program, however, the Company can provide no assurances that its proposal will be accepted or with respect to how much work it would receive under this program if its proposal was accepted.

Defined Benefit Pension Plan

As a result of unfavorable investment returns related to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) during 2002 and 2001, coupled with an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005, the Pension Plan was under-funded by approximately $9.2 million and $18.8 million at December 31, 2007 and 2006, respectively (See Note 9 to the Consolidated Financial Statements). Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Pension Plan during 2007 and 2006 of approximately $9.1 million and $11.0 million, respectively. The Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions to the Pension Plan through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008.

As a result of the sale of PWAS, a separate defined benefit pension plan was established for substantially all employees at the Dothan, Alabama facility. The purchaser of PWAS assumed the benefit obligations of the employees of PWAS and will receive a portion of the invested assets of the Pension Plan in accordance with Internal Revenue Service regulations. As a result of the sale of PWAS, WAS assumed $4.3 million of unfunded pension obligations and $0.3 million of postretirement obligations.

C. INDUSTRY OUTLOOK

Military Maintenance and Modification Industry

The GSS focuses on the maintenance and modification of military transport, tanker and patrol aircraft airframes, primarily for U.S. military customers. This market is one segment of a worldwide military maintenance, repair and overhaul (“MRO”) market that includes depot level maintenance for airframe, engines and components. Military aircraft operators continue to face pressure to lower their operating costs. While the Department of Defense budget reflects a year-to-year increase in the Operations and Maintenance budget line, increased operational requirements and their associated costs are consuming an increasing share of the budget. In the wake of tight military budgets, the Company believes that maintenance costs will be closely scrutinized by its customers.

While the aging of the military transport, tanker and patrol aircraft fleets, along with the high operational requirements and budget restrictions for the acquisition of new aircraft, have limited the impact on this market from many of the effects of defense budget cuts, the Company has experienced a reduction in recent years in the number of KC-135, C-130 and P-3 aircraft being inducted due to the continuing late fiscal year funding shifts associated with U.S. Armed Forces activity in Iraq. Furthermore, in the event that it fails in its protest of the USAF’s KC-135 contract award decision, the Company may entirely lose its KC-135 based business. See “Boeing Logistics Support Systems (“LSS”)/AAII-Birmingham KC-135 PDM Partnership” above for additional information regarding the KC-135 contract. Military depots such as Warner Robins Air Logistics Center and Oklahoma City Air Logistics Center currently perform more than 75% of U.S. military airframe MRO work. The Company believes that the balance of maintaining government-operated depot capabilities and dependence upon private-sector contractors will not change dramatically.

The GSS is participating in the re-compete of the Flexible Acquisition and Sustainment Tool (FAST) by the USAF. FAST is the current Warner Robins Air Logistics Center program of choice for acquiring contractor support for the military depot. The re-compete, Future Flexible Acquisition and Sustainment Tool, or F2AST, is expected to be awarded in September 2008. GSS expects an increase in C-130 related work from this program. The GSS also expects to compete in additional work on P-3 aircraft in 2008. Approximately 39 P-3 aircraft have been grounded due to structural issues.

Space Systems

Space Vector Corporation (“SVC”), a subsidiary of the Company, primarily focuses on providing launch vehicles and related subsystems and engineering services to various governmental agencies and commercial customers. SVC’s primary customers are various units of the Lockheed Martin Space Systems Company, in support of the U.S. Missile Defense Agency Targets & Countermeasures Program.

D. PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

Government Services Segment

The Company provides aircraft maintenance and modification services which include complete airframe maintenance and repair, and custom airframe design and modification. A majority of the services are provided under multi-year programs for military customers. The Company’s military customers include the U.S. Armed Forces (the “Armed Forces”) and certain foreign military services. The Company employs a large, skilled work force. The principal services performed are PDM, aircraft modifications, aircraft stripping and painting, rewiring, parts fabrication, and engineering support.

The Company’s competitors for military aircraft maintenance contracts include Boeing LSS, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. The Company considers its competitive strengths to be its emphasis on quality, its record of on-time delivery, its substantial capacity, its trained, experienced and stable labor force, product support and systems integration capability, and a strong customer base.

The Company provides aircraft maintenance and modification services either directly as a prime contractor or indirectly as a sub-contractor to the Armed Forces and other agencies of the U.S. Government, as well as foreign militaries. The majority of the aircraft that the Company services are transports such as the C-130 “Hercules”, refueling aircraft such as the KC-135, and the P-3 patrol aircraft.

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

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribs, skins and wings, undergoes a thorough structural examination, which result in repairs to the airframe. The aircraft’s avionics receive examination and repair, replacement, or modification as required. The aircraft is repainted at the completion of the overhaul.

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

Boeing LSS and AAII-Birmingham agreed to continue as partners on the KC-135 PDM program during August 2005. This agreement resulted from the USAF decision to re-compete the KC-135 PDM contract. In the spring of 2006, the USAF changed the best estimated quantity (“BEQ”) for the competition for the follow-on contract from 44 to 24 aircraft annually. With this reduction, Boeing purported to terminate the Boeing/AAII-Birmingham teaming agreement. The Company requested, and the government agreed, to open the competition to additional potential suppliers. AAII-Birmingham developed an independent proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the GAO and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. If the protest does not result in a positive outcome for the Company, it could have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

The Company and Boeing continue to be teamed on the KC-135 Bridge Contract for which the USAF exercised a second six-month option to extend through September 30, 2008. There are no assurances that the Company will receive more than the three aircraft already inducted during these extensions of the KC-135 Bridge Contract.

The Company first performed PDM on the KC-135 in 1968 and has since processed over 3,400 such aircraft. As the USAF continues to upgrade and modernize the KC-135 fleet to ensure its viability through 2040, the Company anticipates that the KC-135 PDM program will further expand to include additional upgrades. The Company has performed other major upgrades in the past, including wing re-skin, major rewire, corrosion prevention control, auto pilot, and fuel savings advisory system modifications.

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

In November 2005, the GSS, as part of a team with L-3 IS, received a contract from the U.S. Navy to perform P-3 SMIP. This program is an indefinite delivery, indefinite contract with Naval Air Systems Command. The contract includes PDM, structural modifications, and avionics upgrades. The AAII-Birmingham subcontract with L-3 IS was finalized during September 2005. A total of nine aircraft were inducted by the Company under this contract of which eight had been delivered as of December 31, 2007. The final P-3 aircraft was delivered in January 2008. The Company does not anticipate any additional aircraft being inducted under this contract. The Company has learned that the U.S. Navy intends to recompete the P-3 SMIP in 2008 and the Company intends to submit a proposal to perform the work on that program.

The GSS is located in Birmingham, Alabama in facilities that the Company believes to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

Manufacturing and Components Segment

SVC specializes in providing low cost launch services, vehicles, and related subsystems to government, scientific and commercial customers. Over the years, SVC has supported the U.S. Missile Defense Agency, the USAF, the U.S. Navy, DARPA, NASA, and numerous commercial customers worldwide.

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

E. SALES

Foreign and Domestic Operations and Export Sales

All of the Company’s revenues during 2007 were generated at facilities in the United States and all of its assets were located in the United States. The Company provides maintenance and modification services for foreign-based military aircraft at its U.S. facilities. The services and products sold at either of the Company’s U.S. locations or at subcontractor locations are payable in U.S. dollars.

The following table presents the percentages of total revenue from continuing operations for each principal product and service rendered for the last two fiscal years. There were no foreign sales during the last two fiscal years.

Products and Services Rendered	2007	2006
KC-135 Aircraft Maintenance and Modification	66%	74%
C-130 Aircraft Maintenance and Modification	10%	5%
P-3 Aircraft Maintenance and Modification	9%	5%
Other Aircraft Maintenance and Modification	4%	4%
MCS Revenue	11%	12%

Total	100%	100%

Foreign Sales	0%	0%

Major Customers

The following table presents the percentages of total revenue for the Company’s two largest customers for 2007 and 2006:

Customer	2007	2006
U.S. Government Subcontracts:
Boeing Corporation (KC-135 Aircraft)	66%	74%
Lockheed Martin/MTC (C-130 Aircraft)	10%	5%

F. BACKLOG

The following table presents the Company’s backlog from continuing operations at December 31, 2007 and 2006:

(In $Thousands)

Contract	2007	2006
KC-135 Aircraft	$24,945	$21,766
C-130 Aircraft	2,160	4,180
P-3 Aircraft	1,274	6,153
Space Vector	3,657	3,495

Total	$32,036	$35,594

U.S. Government backlog represented 100% of the Company’s total backlog at December 31, 2007 and 2006. Total backlog decreased $3.6 million, or 10.0%, from 2006. This decrease is primarily the result of fewer C-130 and P-3 aircraft in work. The Company had six C-130 aircraft and one P-3 aircraft in work at December 31, 2007 versus twelve C-130 aircraft and six P-3 aircraft at December 31, 2006. The Company had six KC-135 aircraft in work at December 31, 2007 and 2006.

G. RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel, and forgings. There are a large number of suppliers for these materials and they are readily available on the open market. The Company has not entered into any long-term contracts with its suppliers of raw materials. The Company experienced no significant shortages of raw material essential to its business during 2007 and does not anticipate any shortages of critical commodities in the near future. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has decreased in the past few years as additional high technology suppliers have entered the market.

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

H. ENVIRONMENTAL COMPLIANCE

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2007 and 2006, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of December 31, 2007. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex (now AAII-Birmingham) received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. Management believes that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

In addition, in conjunction with the sale of PWAS, WAS and the Company contracted for division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million dollars of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations have been escrowed for a five-year period.

Furthermore, the Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

I. EMPLOYEES

On December 31, 2007, the Company had 608 employees. Approximately 450 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”). Negotiations took place in 2005 with the UAW and a new collective bargaining agreement was signed that year. The Company’s agreement with the UAW, which represents the GSS workforce, was ratified for a new five-year period and will expire on March 21, 2010.

Item 1A. Risk Factors

RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, in addition to the other information contained in this report, in your evaluation of the Company, and its financial condition. Numerous risk factors, including potentially the risk factors described in this section, could cause material harm to the Company’s business and impair the value of its Common Stock.

The Company is Heavily Dependent on U.S. Government Contracts.

Substantially all of the Company’s revenues from continuing operations in 2007 and 2006 were derived directly or indirectly from U.S. Government contracts or subcontracts. U.S. Government contracts expose the Company to a number of risks, including:

•	Unpredictable contract or project terminations;

•	Reductions in government funds available for the Company’s projects due to government policy changes, budget cuts and contract adjustments;

•	Disruptions in scheduled workflow due to untimely delivery of equipment and components necessary to perform government contracts;

•	Penalties arising from post award contract audits; and

•	Final cost audits in which the value of the Company’s contracts may be reduced and may take a substantial number of years to be completed.

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

All of the Company’s Revenues is Derived From a Few Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of contracts account for all of the Company’s revenues. Contracts with the U.S. Government comprised approximately 100% of the Company’s revenues from continuing operations during 2007 and 2006. The USAF KC-135 PDM program in and of itself comprised 66% and 74% of the Company’s total revenues from continuing operations during 2007 and 2006, respectively. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock.

Boeing LSS and AAII-Birmingham agreed to continue as partners on the KC-135 PDM program during August 2005. This agreement resulted from the USAF decision to re-compete the KC-135 PDM contract. In the spring of 2006, the USAF changed the best estimated quantity (“BEQ”) for the competition for the follow-on contract from 44 to 24 aircraft annually. With this reduction, Boeing purported to terminate the Boeing/AAII-Birmingham teaming agreement. The Company requested, and the government agreed, to open the competition to additional potential suppliers. GSS developed an independent proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. If the protest does not result in a positive outcome for the

Company, it could have a material effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

The Company maintains a Defined Benefit Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham, Alabama facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. At December 31, 2007, the Pension Plan was underfunded by $9.2 million. Changes in investment returns, discount assumptions, mortality assumptions or benefit obligations may have a significant impact on the funded status of the Pension Plan. Unless and until the Pension Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect the Company’s liquidity and cash flow, which could materially harm its business and impair the value of its Common Stock.

The Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available

The Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. If additional financing is needed, the Company’s recent negative results of operations and the uncertainties regarding future contract awards will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations.

In addition, the United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect its ability to fund current and future programs. A prolonged downturn in the credit markets may case the Company to seek alternative sources of potentially less attractive financing, and may require the Company to adjust its business plan accordingly. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for the Company to raise capital through the issuance of common stock, preferred stock or other equity securities. If the Company cannot raise adequate funds on acceptable terms, or at all, then its business could be materially harmed.

The Company’s Markets are Highly Competitive and Some of its Competitors Have Greater Resources than the Company.

The aircraft maintenance and modification services industry is highly competitive, and the Company expects that the competition will continue to intensify. Some of the Company’s private-sector competitors are larger and more established companies with strategic advantages, including greater financial resources and greater name recognition. The Company’s competition for military aircraft maintenance includes Boeing Aerospace Support Center, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications and various military depots. If the Company is unable to compete effectively against any of these entities it could materially harm its business and impair the value of its Common Stock.

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

The Company Could Incur Significant Costs and Expenses Related to Environmental Problems.

Various federal, state, and local laws and regulations require property owners or operators to pay for the costs of removal or remediation of hazardous or toxic substances located on a property. For example, there are stringent legal requirements applicable to the stripping, cleaning, and painting of aircraft. The Company has previously paid penalties to the EPA for violations of these laws and regulations, and it may be required to pay additional penalties or remediation costs in the future. These laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of these hazardous substances at the disposal or treatment facility. Further, these laws and regulations often impose liability regardless of whether the entity arranging for the disposal ever owned or operated the disposal facility. As an operator of properties and as potential arrangers for hazardous substance disposal, the Company may be liable under the laws and regulations for removal or remediation costs, governmental penalties, property damage, and related expenses. Payment of any of these costs and expenses could materially harm the Company’s business and impair the value of its Common Stock.

In addition, in conjunction with the sale of Pemco World Air Services, Inc., WAS Aviation Services, Inc. (“WAS”) and the Company contracted for division of any environmental liability that may be required to meet applicable remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations have been escrowed for a five-year period.

The Company May Not Be Able to Hire and Retain a Sufficient Number of Qualified Employees.

The Company’s success and growth will depend on its ability to continue to attract and retain skilled personnel. Competition for qualified personnel in the aircraft maintenance and modification services industry has been intense. Any failure to attract and retain qualified personnel could materially harm the Company’s business and impair the value of its Common Stock. Substantial layoffs of personnel have occurred while awaiting the outcome of the protest of the USAF award of the new KC-135 PDM contract to Boeing. Failure to negotiate new collective bargaining agreements in the future with unionized employees could materially harm the Company’s business.

The Amount and Terms of the Company’s Indebtedness Restrict the Company’s Financial and Operational Flexibility.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which it issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note contains customary events of default. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default as defined by Section 12 of the Note Purchase Agreement. The Company may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on July 31, 2007 to change the maturity date of the Note to February 15, 2009.

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

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of March 20, 2008, the Company’s executive officers, directors, and affiliates, in the aggregate, beneficially owned approximately 57.4% of the outstanding Common Stock. As a result, these stockholders are able to significantly influence matters requiring stockholder approval, including election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of other stockholders to approve transactions that they may deem to be in their best interest.

The Company Has Material Weaknesses in its Internal Control Over Financial Reporting.

During the audit of the 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no entries were made during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel. The Company has continued to experience a significant level of turnover of financial personnel in 2007 and has experienced a reduction of full-time finance employees. The Company has determined that the material weakness due to the lack of financial resources remains at December 31, 2007.

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

The Company is Unable to Compete with the Pemco World Air Services, Inc. Business for Three Years from the Date of the Closing.

The stock purchase agreement under which the Company sold PWAS includes a non-competition obligation which lasts for a period of three years from the closing of the sale. Under this provision, the Company is not able to engage in the business sold to WAS, except with respect to military customers, for three years following the closing, which occurred on September 19, 2007. Additionally, the Company is not able to recruit or solicit employees of PWAS to terminate their employment for a one year period following the September 19, 2007 closing. These limitations on the scope of the Company’s business operations may adversely effect its business prospects, operating results and financial condition.

The Company is Obligated to Indemnify WAS under Certain Circumstances.

While the representations and warranties in the stock purchase agreement under which the Company sold PWAS did not survive the closing of the sale, the Company agreed to a limited indemnity for any and all losses incurred by WAS resulting from:

•	fraud with respect to any representation or warranty made by the Company or PWAS in the stock purchase agreement;

•	certain tax liabilities;

•	certain potential environmental remediation costs; and

•	losses resulting from the litigation between PWAS and GE Capital Aviation Services, Inc.

In the event that any such indemnification obligations do arise and are material, this may adversely effect the Company’s business prospects, operating results and financial condition.

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

The facility is leased from the Birmingham Airport Authority. The lease expires September 30, 2019.

Chatsworth, California

SVC is located in Chatsworth, California. SVC’s facilities consist of two industrial buildings of approximately 44,000 square feet. One building houses production and administrative functions and the second building houses the engineering staff. SVC occupies these buildings under two-year lease agreements expiring in 2009, with renewal options.

Item 3. Legal Proceedings

Breach of Contract Lawsuits

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on nine 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services, Inc. in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the nine aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Court granted the Company partial summary judgment as to two of the five GECAS counterclaims. Discovery was completed on September 15, 2007, and trial has been set for late 2008. Management believes that the results of the counterclaims by GECAS will not have a material impact on the Company’s financial position or results of operations.

Employment Lawsuits

Various claims alleging employment discrimination, including race, sex, disability, and age have been made against the Company and its subsidiaries by current and former employees at its Birmingham, Alabama facilities in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, is material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the Company’s stockholders in the fourth quarter of fiscal 2007.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “AAII.” The following table sets forth the range of high and low sales prices for the Common Stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq.

	2007		2006
Quarter End	High	Low	High	Low
March 31	$9.00	$6.82	$22.00	$17.15
June 30	10.95	7.56	18.24	10.43
September 30	12.00	4.00	12.58	6.70
December 31	6.39	1.75	10.20	6.21

On March 20, 2008, there were 4,542,348 shares of Common Stock issued and 4,128,950 shares of Common Stock outstanding held by approximately 108 owners of record and 897 beneficial owners.

The Company has never paid cash dividends on its Common Stock and currently intends to continue that policy indefinitely. The Company’s Senior Secured Note restricts its ability to pay dividends.

The last reported sales price of the Company’s Common Stock on March 20, 2008 was $2.56.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE” on page i and “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” beginning on page 9, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

During the third quarter of 2007, the Company sold its Pemco World Air Services, Inc. (“PWAS”) subsidiary to WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”). The Company recorded a gain of $11.4 million, net of tax, related to the sale of PWAS. The sale of PWAS allowed the Company to pay off its revolving credit facility, treasury stock term loan and bank term loan (“the Bank Debt”) with Wachovia Bank and Compass Bank. In addition to eliminating the Bank Debt, the sale provided approximately $8.0 million of cash for future working capital needs.

As part of the transaction in which the Company sold PWAS to WAS, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically comprised substantially all of the CSS. The historical financial results of PWAS have been presented in the Company’s consolidated financial statements as discontinued operations.

On September 30, 2006, the Company sold the assets and operations of Pemco Engineers, Inc., a wholly-owned subsidiary of the Company (“Pemco Engineers”) which, are presented in the consolidated financial statements as discontinued operations, Pemco Engineers was previously included in the MCS segment.

As discussed in detail in Note 10 to the Company’s consolidated financial statements, the Company’s financial condition and prospects have been adversely impacted by several extraordinary events in connection with the U.S. Air Force (“USAF”) KC-135 PDM program as a subcontractor to The Boeing Company and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. The Company requested, and the government agreed, to open the competition to additional potential suppliers. AAII-Birmingham developed an independent proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete.

In order to adjust for and mitigate the effects of the past events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified with the Small Business Administration as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has also taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing the defined benefit pension plan for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. Negotiations are in process with the union for similar cost reductions. In addition, the Board of Directors, in a unified move to support the Company, has agreed to a 50% reduction in all Board fees for 2008. If the new protest does not result in a positive outcome for the Company, it would have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock. The Company and Boeing continue to be teamed on the KC-135 Bridge Contract for which the USAF exercised a second six-month option to extend through September 30, 2008. There are no assurances that the Company will receive more than the three aircraft already inducted during these extensions of the KC-135 Bridge Contract.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the awarding of the KC-135 contract to The Boeing Company and the lack of other long-term contracts in conjunction with the sale of PWAS, which generated significant pretax income during 2007 and 2006, there is insufficient evidence for the Company to conclude as of December 31, 2007 that it is more likely than not that the deferred income tax assets recorded by the Company would be realized. During 2007, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in 2007.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2007 versus twelve months ended December 31, 2006

The table below presents major highlights from the years ended December 31, 2007 and 2006 excluding the results of discontinued operations, except for net income.

(In $Millions)

	2007	2006	% Change
Revenue	$72.8	$97.6	(25.4)%
Gross profit	5.0	12.0	(58.3)%
Operating loss from continuing operations	(6.8)	(2.1)	(223.8)%
Loss from continuing operations before taxes	(7.5)	(2.7)	(177.8)%
Loss from continuing operations	(13.7)	(1.7)	(705.9)%
Net income	1.0	0.5	100.0%
EBITDA from continuing operations	(4.9)	(0.0)	—

The Company defines operating loss from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the years ended December 31, 2007 and 2006 was calculated using the following approach:

(In $Millions)

	2007	2006
Loss from continuing operations	$(13.7)	$(1.7)
Interest expense	0.6	0.7
Taxes	6.3	(1.0)
Depreciation and Amortization	1.9	2.0

EBITDA from continuing operations	$(4.9)	$(0.0)

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

The table below presents the highlights of revenue from continuing operations by operating segment for the years ended December 31, 2007 and 2006.

(In $Millions)

	2007	2006	Change	% Change
GSS	$65.1	$85.5	$(20.4)	(23.9)%
MCS	7.7	12.1	(4.4)	(36.4)%
Eliminations	—	—	—

Total	$72.8	$97.6	$(24.8)	(25.4)%

The $20.4 million decrease in revenue at the GSS was primarily due to decreases in deliveries of KC-135 aircraft, offset by increases in C-130 and P-3 deliveries. The KC-135 PDM program, which accounted for 66% of GSS revenue in 2007, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 program decreased $24.2 million during 2007. During 2006, the Company delivered 19 PDM aircraft and two drop-ins, compared to 12 PDM aircraft and no drop-ins during 2007. Year-over-year the Company realized an increase in revenue per PDM aircraft delivered in 2007 due to higher pricing on each aircraft delivered. Partially offsetting the decrease in GSS revenue was an increase in revenue of $2.6 million under contracts to perform non-routine maintenance work on other aircraft, primarily C-130 aircraft. Revenue increased as a result of more C-130 aircraft in process during 2007 which increased the amount of non-routine services provided to the program. The Company delivered no U.S. Coast Guard (“USCG”) C-130 aircraft during 2007 compared to two USCG C-130s during 2006 for depot level maintenance. Revenue from the USCG program decreased $3.4 million due to this decrease in deliveries. Revenue for the P-3 program increased $1.8 million in 2007 due to the delivery of five P-3s during 2007 versus delivery of three P-3s during 2006.

Cost of sales decreased $17.8 million to $67.8 million in 2007 from $85.6 million in 2006. Cost of sales decreased at a slightly lower rate than revenue because of the fixed expenses related to operating the Birmingham, Alabama facility. Cost of sales was adversely affected in 2007 by $2.6 million of losses on the P-3 contract, $1.7 million of losses on the USAF C-130 contract and a charge of $0.8 million related to freezing the defined benefit pension plan for salaried employees. Cost of sales was adversely affected in 2006 by $3.7 million of losses on the P-3 contract, $1.3 million of losses on the USAF C-130 contract and $0.5 million of losses on the USCG contract.

Gross profit at GSS decreased from $7.0 million to $3.7 million due to decreased deliveries of KC-135 aircraft. Overall, the Company’s gross profit as a percentage of revenue decreased to 5.7% in 2007 from 8.2% in 2006. The decrease in gross profit as a percentage of revenue in 2007 is primarily due to the decline in revenue from the KC-135 program.

Selling, general and administrative (“SG&A”) expenses decreased $2.2 million, or 15.6%, to $11.9 million in 2007 from $14.1 million in 2006. As a percent of revenue from continuing operations, SG&A expenses increased to 16.3% in 2007 from 14.4% in 2006. The increase in SG&A expense as a percent of revenue from continuing operations is primarily attributable to the reduction in KC-135 revenue which was offset by cost reductions to improve the profitability of the Company.

During 2007, the Company recorded income tax expense for continuing operations of $6.3 million. Income tax expense for 2007 was significantly affected by a valuation allowance on deferred income tax assets of $9.7 million which was recorded due to the uncertainty of future taxable income as a result of the lack of significant long-term contracts. During 2006, the Company recorded income tax benefits at an effective rate of 36.0%. The Company’s effective tax rate is impacted by the allocation of taxable income, losses or gains between Alabama and California.

Revenue at MCS decreased $4.4 million during 2007 versus 2006 primarily due to the termination of a large missile program in late 2006. In addition, revenue in 2007 was adversely affected because revenue on work performed on several of the larger MCS programs has been deferred due to the timing of revenue recognition milestones, the timing of receiving additional funding on projects and the timing of award fee recognition. Gross profit for the MCS decreased from $4.6 million in 2006 to $1.2 million in 2007 for these same reasons.

Income from Discontinued Operations

Income from discontinued operations, net of tax, increased to $3.2 million in 2007 from $2.3 million in 2006. The CSS experienced large growth in cargo conversion revenue and maintenance, repair and overhaul revenue. The increase in volume of business increased capacity utilization at the Company’s former Dothan, Alabama facility, supplemented by work performed in mainland China. The improvements in volume and utilization led to lower cost and increased profitability on all lines of work.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During 2007, the Company incurred $1.9 million of corporate SG&A expenses that previously had been allocated to PWAS for segment reporting purposes. During 2006, the Company incurred $2.5 million of corporate SG&A expenses that previously had been allocated to PWAS and Pemco Engineers for segment reporting purposes. Under accounting principles generally accepted in United States, these allocated amounts are recorded in continuing operations rather than discontinued operations.

Total interest expense, including amounts in discontinued operations ($2.3 million), increased to $2.8 million in 2007 from $2.3 million in 2006. Interest expense increased primarily as a result of higher rates on variable interest rate loans resulting from amending existing credit agreements and additional debt incurred on February 15, 2006.

Gain on Sale of Discontinued Operations

The Company recorded a pretax gain of $17.6 million for the sale of PWAS in the third quarter of 2007. The Company recorded $6.2 million in tax expense on the gain due to differences in the gain on the sale for financial reporting purposes and income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands, except ratios)

	December 31, 2007		December 31, 2006		Change
Cash	$8,750		$23		$8,727
Working Capital	$16,193		$(8,989)		$25,182
Current portion of long-term debt and capital lease obligations	$80		$28,760		$(28,680)
Long-term debt and capital lease obligations	$5,002		$1,786		$3,216
Stockholders’ equity	$16,326		$7,380		$8,946
Debt to equity ratio	0.31	x	4.14	x	(3.83	x)

Working Capital

The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations in prior years and the current lack of long-term contracts, exacerbated by the current state of the credit markets, will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations.

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s protest of the U.S. Air Force (“USAF”) award of the KC-135 contract to The Boeing Company; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. However, the Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. Moreover, the Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions to its defined benefit pension plan through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the USAF award of the KC-135 contract to The Boeing Company;

•	whether the Company is granted a waiver of contributions to its defined benefit pension plan through December 31, 2008;

•	whether the Company sells its subsidiary, Space Vector Corporation, in 2008;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes; and

•	whether the Company is able to get additional funding from lenders to fund working capital increases needed if additional contracts are won.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

As discussed in detail in Note 10 to these consolidated financial statements, the Company’s financial condition has been impacted by several extraordinary events in connection with the U.S. Air Force KC-135 PDM program as a subcontractor to Boeing Corporation and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the U.S. Air Force, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the GAO and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. The Company has expended substantial financial resources in connection with these events.

In order to adjust for and mitigate the effects of the events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing the pension plan for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. Negotiations are moving forward with the union for similar cost reductions. In addition, the Board of Directors, in a unified move to support the Company, has agreed to a 50% reduction in all Board fees in 2008.

Cash Flow Overview

Operating activities provided $3.5 million during 2007, compared to using $2.7 million during 2006. Cash payments to fund the Company’s defined benefit plan exceeded pension expense by $3.4 million and $6.0 million in 2007 and 2006, respectively. Cash of $0.6 million and $2.0 million was used during 2007 and 2006, respectively, for capital expenditures. The sale of PWAS generated $31.4 million of cash during 2007. Financing activities used $25.5 million in 2007 and provided $3.1 million in 2006. The Company used a portion of the proceeds from the sale of PWAS to pay off $24.1 million in long-term debt and the revolving credit facility The issuance of additional debt generated $5.0 million of cash in 2006.

Future Capital Requirements

The Company’s potential capital requirements over the next twelve months include: required minimum funding of the Pension Plan (noted below), interest payments of long-term debt, the cost of protesting the award of the KC-135 PDM contract to Boeing, and working capital required to fund increases in accounts receivable, inventory and equipment if GSS is awarded new contracts.

The Company maintains a Defined Benefit Pension Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham, Alabama facility. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. As a result of unfavorable investment returns related to the Company’s Defined Benefit Pension Plan (the “Pension Plan”) during 2002 and 2001, coupled with an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005, the Pension Plan was under-funded by approximately $9.2 million and $18.8 million at December 31, 2007 and 2006, respectively (See Note 9 to the Consolidated Financial Statements). Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Pension Plan during 2007 and 2006 of approximately $9.1 million and $11.0 million, respectively.

The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company will not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”) pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million (the “Note”). The principal amount of the Note was to become due and payable on the earlier of (1) February 15, 2007, or (2) the date on which amounts outstanding under the Company’s Revolving Credit Facility become due and payable. The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears commencing March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default and the payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended to the earlier of (1) February 15, 2008, or (2) the date on which amounts outstanding under the Company’s revolving credit facility become due and payable. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date for the Note. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009. All other terms and conditions of the Note and the Note Purchase Agreement remain the same.

Funding Sources

The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include using existing cash and cash equivalents, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the potential disposition of Space Vector. Additional capital may not be available at all, or may not be available on terms favorable to the Company. While not planned, any additional issuance of equity or equity-linked securities through the sale of equity or debt securities through public offerings or private placements may result in substantial dilution to the Company’s stockholders. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

The aircraft services industry has generally been in a consolidation phase. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. However, there can be no assurances that the Company will be party to any such transactions in the future.

Contractual Obligations

The following table sets forth information with respect to the maturities of the Company’s contractual obligations as of December 31, 2007.

(In $ Thousands)

	2008	2009 - 2010	2011 - 2012	After 2012	Total
Long-term debt and related interest	$750	$5,175	$—	$—	$5,925
Capital lease obligations	80	2	—	—	82
Operating leases	884	814	334	1,077	3,109

Total	$1,714	$5,991	$334	$1,077	$9,116

The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the GSS expires on September 30, 2019. The principal leases for the MCS expire on August 31, 2009, with renewal options. The GSS lease provides for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various operating and capital leasing arrangements.

The Company has future obligations with regard to the Pension Plan and its postretirement plans (“Plans”). Future contributions to the Plans are not fixed and are subject to numerous variables. The Company does not have sufficient cash to make the required contributions to the Pension Plan without adversely impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. There are no assurances that the waiver will be granted.

Included in “Other Long-Term Liabilities” in the Consolidated Balance Sheets at December 31, 2007 is a deferred compensation plan liability of approximately $2.9 million related to deferred compensation plan assets for the Chief Executive Officer (“CEO”) of the Company. The deferred compensation liability does not have a set maturity date and has been excluded from the table of contractual obligations presented above. In February 2008, the CEO withdrew approximately $2.2 million from the deferred compensation plan assets thereby reducing the deferred compensation plan liabilities by $2.2 million.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2007 and 2006, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any foreign exchange risks at December 31, 2007.

RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and CEO, approximately $0.4 million under the terms of a promissory note. The promissory note carried a fixed interest rate of 5% per annum and was payable within 60 days of Mr. Aramini’s termination of employment with the Company. On March 26, 2007. Mr. Aramini paid the accumulated interest on the promissory note. On February 1, 2008, the Company forgave in full the loan represented by the promissory note, including all accrued and unpaid interest to date, in recognition of Mr. Aramini’s dual role as CEO of the Company and as acting President of the Company’s former subsidiary, PWAS including Mr. Aramini’s critical role in the successful sale of PWAS.

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Agreement, as amended, provided for annual contributions by the Company to an associated rabbi trust for the benefit of Mr. Aramini over the term of his employment agreement. The Company contributed $359,861 during January 2007 for the 2006 calendar year. Pursuant to the Second Amendment to the Agreement, the Company’s final obligation to make the $380,326 lump sum trust contribution for the 2007 calendar year was eliminated. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement.

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

In February 2008, the CEO withdrew approximately $2.2 million from the deferred compensation plan assets thereby reducing the deferred compensation plan liabilities by $2.2 million.

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

The MCS derives a portion of its revenue from cost-reimbursement types contracts accounted for under the principles prescribed by SOP 81-1 and from sales of precision parts and components. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts, revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is recorded on the specific identification method. This method involves subjectivity and includes an evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussions with the customer, marketing, and contracts personnel, as well as other available data. Given the nature of the GSS and MCS business and customers, write-offs have historically been nominal. GSS and MCS customers are primarily the U.S. Government or its prime contractors.

Inventory Reserves

The Company regularly estimates the degree of technological obsolescence in its inventories and provides inventory reserves on that basis. Though the Company believes it has adequately provided for any such declines in inventory value to date, any unanticipated change in technology or potential decertification due to failure to meet design specification could significantly affect the value of the Company’s inventories and thereby adversely affect gross profit and results of operations. In addition, an inability of the Company to accurately forecast its inventory needs related to its maintenance obligations could adversely affect gross profit and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB staff position (“FSP”) 157-2 to defer SFAS No. 157’s effective date for all nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after

November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The Company is currently evaluating the impact SFAS No. 141(R) will have on its financial position, results of operations and cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of a subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is not exposed to market risk from changes in interest rates as part of its normal operations as it has no variable rate debt outstanding.

Item 8. Financial Statements and Supplementary Data

The following financial statements and financial statement schedule are submitted herewith:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alabama Aircraft Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alabama Aircraft Industries, Inc. (formerly Pemco Aviation Group, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits of the basic financial statements included Schedule II – Valuation and Qualifying Accounts listed in the index appearing under Item 15 (a)(2). These financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alabama Aircraft Industries, Inc. (formerly Pemco Aviation Group, Inc.) and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 of the notes to consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” and, effective December 31, 2006, the company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit and Pension and Other Retirement Plans: an amendment of FASB Statement No. 87,88,106 and 132(R).”

/s/ Grant Thornton LLP

Charlotte, North Carolina
March 31, 2008

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly Pemco Aviation Group, Inc.)

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In Thousands)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,750	$23
Accounts receivable, net	11,363	16,872
Inventories, net	7,804	8,557
Deferred income taxes	—	2,629
Prepaid expenses and other	653	1,295
Assets of discontinued operations	—	18,895

Total current assets	28,570	48,271

Machinery, equipment and improvements at cost:
Machinery and equipment	21,994	22,549
Leasehold improvements	18,925	18,687
Construction-in-process	31	217

	40,950	41,453
Less accumulated depreciation and amortization	(28,113)	(27,253)

Net machinery, equipment and improvements	12,837	14,200

Other non-current assets:
Deposits and other	3,213	2,664
Restricted cash-letter of credit	1,235	—
Deferred income taxes	—	11,122
Related party receivable	440	524
Intangible assets, net	—	260
Assets of discontinued operations	—	11,545

	4,888	26,115

Total assets	$46,295	$88,586

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly Pemco Aviation Group, Inc.)

CONSOLIDATED BALANCE SHEETS—continued

December 31, 2007 and 2006

(In Thousands, Except Share Information)

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$80	$28,760
Accounts payable—trade	3,440	7,199
Accrued health and dental	491	646
Accrued liabilities—payroll related	2,958	3,566
Accrued liabilities—other	1,700	1,807
Customer deposits in excess of cost	3,708	2,385
Liabilities of discontinued operations	—	12,897

Total current liabilities	12,377	57,260

Long-term debt, less current portion	5,002	1,786
Long-term pension and postretirement benefit liabilities	9,654	15,135
Other long-term liabilities	2,936	2,623
Liabilities of discontinued operations	—	4,402

Total liabilities	29,969	81,206

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 and 4,126,200 outstanding at December 31, 2007 and 2006, respectively	1	1
Additional paid-in capital	15,067	14,345
Retained earnings	30,358	29,413
Treasury stock, at cost—413,398 shares at December 31, 2007 and 2006	(8,623)	(8,623)
Accumulated other comprehensive loss:
Pension and postretirement liabilities	(20,477)	(27,756)

Total stockholders’ equity	16,326	7,380

Total liabilities and stockholders’ equity	$46,295	$88,586

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly Pemco Aviation Group, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006

(In Thousands, Except Per Share Information)

	2007	2006
Net sales	$72,804	$97,644
Cost of sales	67,798	85,644

Gross profit	5,006	12,000
Selling, general and administrative expenses	11,850	14,053

Operating loss from continuing operations	(6,844)	(2,053)
Interest expense	(614)	(656)

Loss from continuing operations before income taxes	(7,458)	(2,709)
Income tax expense (benefit)	6,269	(975)

Loss from continuing operations	(13,727)	(1,734)
Income from discontinued operations, net of tax	3,244	2,253
Gain on sale of discontinued operations, net of tax	11,428	—

Net income	$945	$519

Net income per common share:
Basic loss from continuing operations	$(3.33)	$(0.42)
Basic income from discontinued operations	$3.56	$0.55
Basic net income per share	$0.23	$0.13
Diluted loss from continuing operations	$(3.33)	$(0.42)
Diluted income from discontinued operations	$3.55	$0.53
Diluted net income per share	$0.23	$0.12
Weighted average common shares outstanding:
Basic	4,127	4,123
Diluted	4,131	4,228

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly Pemco Aviation Group, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
January 1, 2006	4,527	$1	$13,188	$28,894	$(8,623)	$(21,921)	$11,539
Exercise of stock options (including tax benefit of $31)	13		155				155
Stock-based compensation			1,002				1,002
Comprehensive income:
Net income				519			519
Minimum pension and post-retirement liabilities (net of tax of $64)						169	169

Total comprehensive income							688
Adjustment to initially apply SFAS 158, (net of tax of $3,649)						(6,004)	(6,004)

December 31, 2006	4,540	1	14,345	29,413	(8,623)	(27,756)	7,380

Exercise of stock options (including tax benefit of $8)	2		15				15
Stock-based compensation			707				707
Comprehensive income (loss):
Net income				945			945
Pension and post-retirement liabilities (net of tax of $0)						1,116	1,116

Total comprehensive income							2,061
Impact from sale of PWAS						6,163	6,163

December 31, 2007	4,542	$1	$15,067	$30,358	$(8,623)	$(20,477)	$16,326

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly Pemco Aviation Group, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

(In Thousands)

	2007	2006
Cash flows from operating activities:
Net income	$945	$519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	2,825	3,754
Amortization of intangible assets	260	345
Provision for deferred income taxes	13,746	379
Funding in excess of pension cost	(3,438)	(6,044)
Provisions (recoveries) for losses on receivables	253	(638)
Provision for inventory valuation	1,607	634
Gain on Sale of Pemco World Air Services	(17,579)	—
Loss on disposals of machinery and equipment	42	—
Provision for (reversal of) losses on contracts-in-process	1,433	(627)
Stock based compensation expense	707	1,002
Income tax benefit from exercise of nonqualified stock options	8	—
Changes in assets and liabilities:
Restricted cash	(1,235)	—
Accounts receivable, trade	7,662	(7,223)
Inventories	(3,151)	5,605
Prepaid expenses and other	888	84
Deposits and other	(450)	(412)
Customer deposits in excess of cost	2,841	(2,795)
Accounts payable and accrued liabilities	(3,841)	2,761

Total adjustments	2,578	(3,175)

Net cash provided by (used in) operating activities	3,523	(2,656)

Cash flows from investing activities:
Capital expenditures	(595)	(2,034)
Proceeds from the sale of Pemco World Air Services	31,359	—
Proceeds from the sale of Pemco Engineers	—	1,617

Net cash provided by (used in) investing activities	30,764	(417)

Cash flows from financing activities:
Proceeds from exercise of stock options	7	124
Payment of debt issuance costs	—	(501)
Net change under revolving credit facility	(21,855)	355
Borrowings under long-term debt	—	5,000
Principal payments under long-term debt	(3,712)	(1,908)

Net cash (used in) provided by financing activities	(25,560)	3,070

Net increase (decrease) in cash and cash equivalents	8,727	(3)

Cash and cash equivalents, beginning of year	23	26

Cash and cash equivalents, end of year	$8,750	$23

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$3,131	$3,348

Income taxes	$28	$(310)

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly Pemco Aviation Group, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

DECEMBER 31, 2007 and 2006

1. BUSINESSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Alabama Aircraft Industries, Inc., formerly Pemco Aviation Group, Inc. (the “Company”), is a diversified aerospace and defense company composed of two operating segments: Government Services Segment (“GSS”) and Manufacturing and Components Segment (“MCS”).

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

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s protest of the U.S. Air Force (“USAF”) award of the KC-135 contract to The Boeing Company; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for at least the next twelve months. However, the Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. Moreover, the Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions to its defined benefit pension plan through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the USAF award of the KC-135 contract to The Boeing Company;

•	whether the Company is granted a waiver of contributions to its defined benefit pension plan through December 31, 2008;

•	whether the Company sells its subsidiary, Space Vector Corporation, in 2008;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes; and

•	whether the Company is able to get additional funding from lenders to fund working capital increases needed if additional contracts are won.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Material estimates that may be subject to significant change in the near term include those associated with evaluation of the ultimate profitability of the Company’s contracts, pension and postretirement benefits, legal contingencies, collectability of accounts receivable, the use and recoverability of inventory, impairment of long-lived assets, self-insurance accruals and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

Inventories—Raw materials and supplies are stated at the lower of cost or net realizable value, with cost principally determined by the last-in first-out method. Finished goods and work-in-process include materials, direct labor, manufacturing overhead, and other indirect costs incurred under each contract, less amounts in excess of estimated realizable value. Pursuant to contract provisions, agencies of the U.S. Government and certain other customers have title to, or a security interest in, inventories related to such contracts as a result of advances and customer deposits. Such advances and deposits are reflected as an offset against the related inventory balances to the extent costs have been accumulated. Inventoried costs on U.S. Government fixed price contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, inventoried costs on U.S. Government contracts include general and administrative expenses estimated to be recoverable.

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

Restricted Cash-Letter of Credit—The Company maintains approximately $1.2 million of cash on account with Wachovia Bank to collateralize a letter of credit that supports the Company’s workers compensation obligations.

Intangible Assets—The Company amortizes intangible assets, if appropriate, over their estimated lives. The Company’s intangible assets have historically consisted primarily of capitalized loan origination fees. The loan origination fees had a balance of approximately $0.3 million December 31, 2006. All capitalized loan origination fees were amortized during 2007.

Deferred Compensation—The Company has a deferred compensation arrangement for its Chief Executive Officer, which provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in U.S. treasury bills, and do not include Company Common Stock. The fair market values of the assets at December 31, 2007 and 2006 were $2.9 million and $2.4 million, respectively, and are reflected in “deposits and other” in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $2.9 million and $2.4 million at December 31, 2007 and 2006, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2004. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount.

During 2007, the Internal Revenue Service examination of the Company’s 2005 federal tax return was completed with no changes to the return as filed. The Company is currently under examination by the State of Alabama and Washington.

Pensions—The Company’s funding policy for the pension plan is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plan are based on age at retirement, average annual compensation during the last five years of employment and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS No. 158”) which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As required by FAS No. 158, the Company adopted the balance sheet recognition provisions at December 31, 2007 which resulted in the Company recording $6.0 million in accumulated comprehensive income for amounts that had not been previously recorded in net periodic benefit cost.

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

Stock Options—Effective January 1, 2006, the Company adopted FASB Statement No. 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on fair values. The Company’s financial statements as of December 31, 2007 and 2006 reflect the impact of FAS 123(R). Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in the Company’s Consolidated Statement of Operations as of December 31, 2007 and 2006 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

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

The MCS derives a portion of its revenue from cost-reimbursement type contracts accounted for under the principles prescribed by SOP 81-1 and from sales of precision parts and components. Revenue on cost-reimbursable contracts is recognized to the extent of costs incurred plus a proportionate amount of estimated fee earned. For certain other fixed-price contracts, revenue is recognized when performance milestones have been achieved in accordance with contract terms. Revenue related to sales of individual components and parts is recognized upon delivery to the customer, and when the product price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

Comprehensive Income—Comprehensive income consists primarily of net income (loss) and the after-tax impact of the pension and postretirement liabilities. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate.

Earnings Per Share—Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. In accordance with SFAS No. 128, Earnings Per Share, the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if the Company records earnings from continuing operations (i.e., before discontinued operations, extraordinary items and cumulative effects of changes in accounting), as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

Treasury Stock—Treasury stock is accounted for by the cost method. Treasury stock activity is presented in the consolidated statements of stockholders’ equity.

Statement of Cash Flows—Non-cash investing and financing activities are excluded from the consolidated statements of cash flows. Non-cash transactions during 2007 included the acquisition of machinery and equipment of $0.1 million under capital lease obligations. Non-cash transactions during 2006 included $0.4 million of inventory received for the sale of Pemco Engineers.

Recently Issued Accounting Standards— In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB staff position (“FSP”) 157-2 to defer SFAS No. 157’s effective date for all nonfinancial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INCOME/LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE

Computation of basic and diluted earnings from continuing operations per share:

(In Thousands Except Per Share Information)

For the Year Ended December 31, 2007	Loss from continuing operations	Shares Outstanding	Income per Share
Basic earnings and per share amounts	$(13,727)	4,127	$(3.33)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(13,727)	4,127	$(3.33)

For the Year Ended December 31, 2006	Loss from continuing operations	Shares Outstanding	Income per Share
Basic earnings and per share amounts	$(1,734)	4,123	$(0.42)
Dilutive securities		—	—

Diluted earnings and per share amounts	$(1,734)	4,123	$(0.42)

Options to purchase 1,147,438 and 785,928 shares of Common Stock related to 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2007 and 2006 consists of the following:

(In Thousands)

	2007	2006
U.S. Government:
Amounts billed	$8,979	$11,408
Recoverable costs and accrued profit on progress completed—not billed	2,384	5,464

Accounts receviable	$11,363	$16,872

Recoverable costs and accrued profit on progress completed not billed consist principally of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts, even though earned, were not billable under the contract terms at December 31, 2007 and 2006.

4. INVENTORIES

Inventories as of December 31, 2007 and 2006 consist of the following:

(In Thousands)

	2007	2006
Work in process	$10,402	$10,902
Raw materials and supplies	6,394	7,163
Finished goods	786	786

Total	17,582	18,851
Less reserves for obsolete inventory	(3,100)	(2,165)
Less milestone payments and customer deposits	(6,678)	(8,129)

	$7,804	$8,557

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The title to all inventories on which the Company receives milestone payments is vested in the customer to the extent of the milestone payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2007 and 2006 amounted to $1.8 million and $1.9 million, respectively, and are associated with government contracts.

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

5. DEBT

Debt as of December 31, 2007 and 2006 consists of the following:

(In Thousands)

	2007	2006
Revolving Credit Facility; interest at LIBOR plus 6.0% (11.35% at December 31, 2006)	$—	$21,855
Bank Term Loan; interest at LIBOR plus 3.00% (8.35% at December 31, 2006)	—	1,000
Treasury Stock Term Loan; Interest at LIBOR plus 3.00% (8.35% at December 31, 2006)	—	719
Airport Authority Term Loan; interest at BMA plus 0.36% (4.07% at December 31, 2006)	—	1,960
Senior Secured Note, interest at 15%	5,000	5,000
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	82	12

Total long-term debt	5,082	30,546
Less portion reflected as current	(80)	(28,760)

Long term-debt, net of current portion	$5,002	$1,786

On December 16, 2002, the Company entered into a Credit Agreement with Wachovia Bank and Compass Bank (the “Credit Agreement”) that provides for a Revolving Credit Facility and a Bank Term Loan. On October 12, 2006, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wachovia Bank and Compass Bank. On September 19, 2007, the Company paid off the Revolving Credit Facility, the Bank Term Loan and the Treasury Stock Term Loan with the proceeds from the sale of PWAS. The Airport Authority Term Loan was paid off on October 4, 2007.

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

If additional financing is needed, the Company’s recent negative results of operations and the uncertainties regarding future contract awards will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

6. ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

At December 31, 2007 and 2006, the allowance for estimated losses on contracts-in-process of approximately $1.8 million and $3.2 million, respectively, was netted against inventory in accordance with SOP 81-1 to adjust inventory to the net realizable value. This accrual is based upon management assumptions and estimates, and includes the application of the Company’s normal cost accounting methods and provisions for performance penalties. It is possible that actual results could differ from those assumptions used by management and changes to those assumptions could occur in the near term, which could result in the realization of additional losses. Management believes these assumptions are a reasonable estimate of the losses to be incurred on the respective loss contract activity through completion.

7. INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2007 and 2006 is as follows:

(In Thousands)

	2007	2006
Current:
Federal	$(362)	$—
State	23	75

	(339)	75

Deferred:
Federal	5,739	(917)
State	869	(133)

	6,608	(1,050)

	$6,269	$(975)

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

(In Thousands)

	2007	2006
Pension costs	$(9,083)	$(11,574)
Net maintenance and service costs	(908)	(1,235)
Other	—	(1,403)

Gross deferred tax liabilities	(9,991)	(14,212)

Stock options	651	382
Machinery, equipment, and improvements	400	301
Accrued vacation	602	1,170
Deferred compensation	304	235
Accrued worker’s compensation	165	410
Inventory reserves	906	824
Pension liability	12,620	13,303
Deferred income	1,494	909
Other accruals and reserves	496	1,028
Federal operating loss carry-forwards	110	7,237
State operating loss carry-forwards	629	1,428
Alternative minimum tax credit carry-forwards	1,894	1,386

Gross deferred tax assets	20,271	28,613

Deferred tax asset valuation allowance	(10,280)	(650)

Net deferred tax asset	$—	$13,751

For tax purposes, the Company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. This tax accounting differs from GAAP accounting for these items creating a temporary difference, which is reflected as net maintenance and service costs in the table above. The accumulated temporary difference for these items at December 31, 2007 and 2006 is $2.4 million and $3.2 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $0.9 million and $1.2 million for December 31, 2007 and 2006, respectively.

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the awarding of the KC-135 contract to The Boeing Company and the lack of other long-term contracts in conjunction with the sale of PWAS, which generated significant pretax income during 2007 and 2006, there is insufficient evidence for the Company to conclude as of December 31, 2007 that it is more likely than not that the deferred income tax assets recorded by the Company would be realized. During 2007, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in 2007.

A reconciliation from income tax expense computed at the U.S. federal statutory rate of 35% to the Company’s provision for income tax expense (benefit) from continuing operations is as follows:

(In Thousands)

	2007	2006
Income tax expense (benefit) at federal statutory rate	$(2,610)	$(948)
State income tax expense (benefit)	(365)	(109)
Increase in valuation allowance	9,630	—
Other, net	(386)	82

Income tax expense	$6,269	$(975)

At December 31, 2007 and 2006, the Company had estimated tax effected federal and state operating loss carry-forwards of approximately $0.3 million and $9.2 million, respectively. The loss carry-forwards expire at various dates between 2007 and 2023. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance. The alternative minimum tax credit carry-forwards of $1.9 million and $1.4 million, respectively, included in the deferred tax assets at December 31, 2007 and 2006 do not expire.

8. STOCK OPTION PLANS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during fiscal year 2000 with outstanding options being combined with the Stock Option Plan. Options available to be granted under the Stock Option Plan amounted to approximately 264,000 at December 31, 2007. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant.

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

The following table summarizes Stock Option Plan activity for the years ended December 31 2007 and 2006:

(In Thousands, Except Exercise Price Per Share Information)

	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price
Outstanding beginning of year	1,071	$20.29	1,054	$20.42
Granted	202	8.35	79	17.42
Exercised	(3)	2.85	(13)	9.89
Forfeited	(113)	17.89	(49)	21.02

Outstanding end of year	1,157	18.49	1,071	20.29

Exercisable end of year	1,079		1,001
Estimated weighted average fair value of options granted	$3.90		$7.89

The aggregate intrinsic value for options exercised during 2007 was $20,048. The aggregate intrinsic value for options exercisable as of December 31, 2007 was $0.

The following table summarizes information about stock options outstanding at December 31, 2007:

(In Thousands, Except Remaining Life and Exercise Price Per Share Information)

Range of Exercise Prices	Number of Outstanding Options at 12/31/2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Options at 12/31/2007	Weighted Average Exercise Price
$ 4.58 - $8.35	197	8.74	$8.14	136	$8.05
$ 8.72 - $10.59	235	2.52	9.72	235	9.72
$13.24 - $16.49	197	3.90	15.76	197	15.76
$17.38 - $24.53	291	5.98	22.25	275	22.52
$25.51 - $29.25	64	6.78	27.07	63	27.10
$35.70 - $35.70	173	6.16	35.70	173	35.70

	1,157	5.47	$18.49	1,079	$19.05

The fair value of options granted during the years ended December 31, 2007 and 2006 was estimated on the date of grant using the binomial method and the following assumptions:

	2007	2006
Risk-free interest rate	4.54%	4.84% - 4.88%
Expected volatility	60%	59%
Expected term	4.38	4.20
Dividend yield	0%	0%
Exercise factor	2.00	2.00
Post-vest %	5.04%	6.51%

The options pricing model used to calculate the fair value of options granted requires the input of subjective assumptions that will usually have a significant impact on the fair value estimated.

9. EMPLOYEE BENEFIT PLANS

On December 31, 2006, the Company adopted the recognition provision of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. At December 31, 2006, the Company had a defined benefit postretirement plan, which is discussed further below, that met the recognition criteria of SFAS 158. Accordingly, at December 31, 2006, the Company recognized the funded status of this plan with a corresponding adjustment to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net actuarial losses and net prior service costs. These amounts subsequently will be recognized as periodic net pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Additionally, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be subsequently recognized as a component of accumulated other comprehensive income in the same manner as prior amounts.

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

Pension—The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham, Alabama facility who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. The funding policy is consistent with the funding requirements of federal laws and regulations concerning pensions. The Company uses a December 31 measurement date in accounting for the Pension Plan.

Changes during the year in the benefit obligation, fair value of plan assets, funded status, and amounts recognized in the statements of financial condition at December 31 were as follows:

(In Thousands)

	2007	2006
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$136,004	$129,351
Effect of Sale of PWAS	(30,645)	—
Service Cost	1,803	2,728
Interest Cost	6,422	7,505
Curtailment/Amendment	(1,575)	621
Assumption changes	1,754	5,614
Actuarial (gain) loss	2,323	(44)
Benefits paid	(9,559)	(9,771)

Benefit obligation, end of year	$106,527	$136,004

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$117,233	$103,031
Effect of Sale of PWAS	(25,214)	—
Actual return on plan assets	5,916	13,156
Employer contribution	9,059	10,952
Benefits and expenses paid	(9,694)	(9,906)

Fair value of plan assets, end of year	$97,300	$117,233

Funded status at end of year	$(9,227)	$(18,771)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION

	2007	2006
Long-term pension and postretirement liabilities	$(9,227)	$(18,771)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	2007	2006
Net actuarial loss	$29,306	$36,853
Prior service cost	3,742	7,763

Net amount recognized	$33,048	$44,616

The accumulated benefit obligation for the Pension Plan was $106.5 million and $134.4 million at December 31, 2007 and 2006, respectively. Information for the Pension Plan with an accumulated benefit obligation in excess of plan assets, as of December 31, 2007 and 2006, was as follows:

(In Thousands)

	2007	2006
Projected benefit obligation	$106,527	$136,004
Accumulated benefit obligation	106,527	134,360
Fair value of plan assets	97,300	117,233

Components of the Pension Plan’s net periodic benefit cost were as follows:

(In Thousands)

	2007	2006
Service cost	$1,803	$2,728
Interest cost	6,422	7,505
Expected return on plan assets	(7,853)	(9,069)
Amortization of prior service cost	966	1,334
Amortization of net loss	2,049	2,411

Net periodic benefit cost	3,387	4,909
Effect of curtailment	826	—

Total recognized in net periodic pension benefit cost	$4,213	$4,909

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income were as follows:

(In Thousands)

	2007	2006
Net gain	$(7,547)	$(792)
Prior service cost	—	620
Amortization of prior service cost	(4,020)	(1,334)

Total net change of OCI	(11,567)	(1,506)

Effect of Sale of PWAS on OCI	9,882	—

Total recognized in other comprehensive income, net of PWAS sale	$(1,685)	$(1,506)

Effect of Sale of PWAS on Pension benefit liability	$3,014	—

Total recognized in net periodic pension benefit cost, other comprehensive income and gain on sale of PWAS	$(486)	$3,403

The estimated net loss and prior service cost for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.8 million and $0.8 million, respectively.

The weighted average assumptions used to determine benefit obligations under the Pension Plan at December 31 were as follows:

	2007	2006
Discount rate	6.25%	6.00%
Rate of compensation increase	3.50%	3.50%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2007	2006
Discount rate	6.00%	6.00%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%

The expected long-term rate of return on Pension Plan assets was determined based upon historical market returns, expectations of future long-term capital market appreciation, and the Pension Plan’s target asset allocations. In estimating the discount rate, the Company considered rates of return on high quality fixed-income investments currently available, and expected to be available, during the period to maturity of the pension benefits. The Company used the CitiGroup Pension Liability Curve in determining the discount rate.

The Company’s weighted average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	2007	2006
Domestic equity funds	31.9%	54.5%
International equity funds	8.7%	11.3%
Domestic fixed income funds and cash equivalents	50.0%	24.9%
Other	9.4%	9.3%

The basic goal underlying the Company’s investment policy is to ensure the assets of the Pension Plan are invested in a prudent manner. The Company’s investment objectives with regards to its pension plan assets include achieving a rate of return that is competitive with returns achieved by similar pension portfolios and by market averages. The Company’s strategy for achieving its desired total rate of return while reducing risk to an acceptable level includes appropriate diversification of Pension Plan assets. The Company believes diversification across different asset classes and different capital markets allows the portfolio to take advantage of a variety of economic environments and at the same time acts to reduce risk by dampening the portfolio’s volatility of returns. The Company’s target asset allocation guidelines at December 31, 2007 were as follows:

Target Allocation Ranges
Equity funds	50%-75%
Domestic fixed income funds and cash equivalents	25%-50%
Other	0%-10%

The Plan’s assets were more heavily weighted with cash equivalents and more lightly weighted with equity funds at December 31, 2007 in preparation for the spin-off of the PWAS pension plan assets which occurred in early January 2008.

The Company’s investment policy prohibits investment activity in municipal or tax exempt securities; commodities; securities of the Pension Plan Trustee or Investment Manager, including affiliates; unregistered or restricted stock; short sales; and margin purchases. The Pension Plan does not own any shares of the Company’s Common Stock.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

Expected Benefit Payments:

2008	$8,523
2009	8,473
2010	8,405
2011	8,372
2012	8,327
2013 – 2017	41,310

The Company does not expect to make a contribution to the Pension Plan in 2008. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. The Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008.

Postretirement Benefits—The Company accrues the estimated cost of retiree benefit payments, other than pensions, during the employees’ active service period. The Company provides health care benefits to both salaried and hourly retired employees at its Birmingham, Alabama facility. The retirees’ spouse and eligible dependents are also entitled to coverage under this defined benefit plan as long as the retiree remains eligible for benefits. To be eligible for coverage the retiree must have attained age 62 and the benefits cease once age 65 is reached.

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

Changes in the benefit obligation, plan assets, and funded status during the year and amounts recognized in the statements of financial condition at December 31 were as follows:

(In Thousands)

	2007	2006
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$820	$763
Effect of Sale of PWAS	(286)	—
Service cost	52	63
Interest cost	36	47
Actuarial (gain) loss	(93)	41
Benefits paid	(102)	(94)

Benefit obligation, end of year	$427	$820

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	102	94
Benefits paid	(102)	(94)

Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(427)	$(820)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
	2007	2006
Current liabilities	$(20)	$(81)
Noncurrent liabilities	(407)	(739)

Unfunded status	$(427)	$(820)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
	2007	2006
Net actuarial loss	$50	$157
Prior service cost	(2)	(3)
Net transition obligation	—	92

Net amount recognized	$48	$246

Information for the postretirement benefit plan with a benefit obligation in excess of plan assets is as follows:

(In Thousands)

	2007	2006
Benefit obligation	$427	$820
Fair value of plan assets	—	—

Components of the plan’s net periodic pension cost were as follows:

(In Thousands)

	2007	2006
Service cost	$52	$63
Interest cost	36	47
Amortization of net actuarial loss	—	9
Amortization of prior service cost	(1)	(1)
Amortization of net transition obligation	11	16

Net periodic benefit cost	$98	$134

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income were as follows:

(In Thousands)

	2007	2006
Actuarial gain	$(43)	$41
Amortization of actuarial gain	—	(9)
Amortization of prior service cost	1	1
Transition asset	(81)	—
Amorization of net transition asset	(11)	(16)

	(134)	17
Effect of Sale of PWAS	(249)	—

Total recognized in other comprehensive income	$(383)	$17

Total recognized in net periodic pension benefit cost and other comprehensive income	$(285)	$151

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2007	2006
Discount rate	5.75%	6.00%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2007	2006
Discount rate	6.00%	6.25%

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 7.5% for 2008, decreasing gradually to an ultimate rate of 5.0% in year 2013, and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)

	12/31/07	12/31/06	12/31/07	12/31/06
Effect on total service and interest cost components	$5	$10	$(5)	$(9)
Effect on postretirement benefit obligation	$41	$70	$(37)	$(62)

The Company expects to contribute $20,000 to the postretirement benefit plan during 2008. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

2008	$20
2009	29
2010	39
2011	51
2012	60
2013 – 2017	276

Self-Insurance—The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers’ compensation. Losses and claims are accrued as incurred.

The Company maintains self-insured health and dental plans for employees at its Alabama facilities. The Company has reserves established in the amounts of $0.5 million and $0.7 million for reported and for incurred but not reported claims at December 31, 2007 and 2006, respectively.

The Company has a self-insured workers compensation program with a self-insured retention of $300,000 per occurrence. Claims in excess of the retention level are fully insured. Included in deposits and other in the accompanying consolidated balance sheets at December 31, 2007 and 2006, is $130,000 deposited with the State of Alabama in connection with the Company’s self-insured workers’ compensation programs. The Company recorded reserves of $0.4 million and $0.8 million for workers’ compensation claims related to the self-insured programs at December 31, 2007 and 2006, respectively. A Letter of Credit of $1.2 million with Wachovia Bank supports the self-insured workers’ compensation programs.

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

Defined Contribution Plan—The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and Company matching contributions are discretionary. The Company maintains a 401(k) savings plan for firefighter and security employees who are covered by a collective bargaining agreement. A matching contribution of $9,000 and $5,000 was made in 2007 and 2006, respectively to the 401(k) savings plan for firefighter and security employees. Employees are always 100 percent vested in their contributions.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases— The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the GSS (in Birmingham, Alabama) expires on September 30, 2019. The principal leases for the MCS expire on August 31, 2009, with renewal options. The GSS lease provides for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various operating and capital leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2008	$738	$146	$884
2009	557	68	625
2010	160	29	189
2011	160	14	174
2012	160	—	160
Thereafter	1,077	—	1,077

Total minimum future rental commitments	$2,852	$257	$3,109

Total rent expense charged to continuing operations for the years ended December 31, 2007 and 2006 amounted to $1.5 million and $1.7 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $0.5 million and $0.8 million, for the years ended December 31, 2007 and 2006, respectively.

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

Concentrations

In the ordinary course of business, the Company extends credit to many of its customers. As of December 31, 2007 and 2006, accounts receivable from two customers amounted to $7.5 million and $14.4 million, respectively.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 100% of the Company’s revenues from continuing operations in 2007 and 2006, respectively. The KC-135 program in and of itself comprised 66% and 74% of the Company’s total revenues from continuing operations in 2007 and 2006, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a material adverse effect on the Company’s financial position or results of operations.

Boeing LSS and AAII-Birmingham (formerly Pemco Aeroplex, Inc.) agreed to continue as partners on the KC-135 PDM program during 2005 as a result of the UASF decision to re-compete the KC-135 PDM contract. A teaming agreement with Boeing was signed and from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the U.S. Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. If the protest does not result in a positive outcome for the Company, it could have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

Litigation

Breach of Contract Lawsuits

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on nine 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services, Inc. in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the nine aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Court granted the Company partial summary judgment as to two of the five GECAS counterclaims. Discovery was completed on September 15, 2007, and trial has been set for late 2008. Management believes that the results of the counterclaims by GECAS will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2007 and 2006, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of December 31, 2007. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

In addition, in conjunction with the sale of PWAS, WAS and the Company contracted for division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million dollars of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations have been escrowed for a five-year period.

Furthermore, the Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

11. RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer (“CEO”), approximately $0.4 million under the terms of a promissory note. The promissory note carried a fixed interest rate of 5% per annum and was payable within 60 days of Mr. Aramini’s termination of employment with the Company. On March 26, 2007. Mr. Aramini paid the accumulated interest on the promissory note. On February 1, 2008, the Company forgave in full the loan represented by the promissory note, including all accrued and unpaid interest to date, in recognition of Mr. Aramini’s dual role as CEO of the Company and as acting President of the Company’s former subsidiary, PWAS, including Mr. Aramini’s critical role in the successful sale of PWAS.

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Agreement, as amended, provided for annual contributions by the Company to an associated rabbi trust for the benefit of Mr. Aramini over the term of his employment agreement. The Company contributed $359,861 during January 2007 for the 2006 calendar year. Pursuant to the Second Amendment to the Agreement, the Company’s final obligation to make the $380,326 lump sum trust contribution for the 2007 calendar year was eliminated. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement.

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

12. LABOR CONTRACTS

On December 31, 2007, the Company had 608 employees. Approximately 450 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”). Negotiations last took place with the union in 2005. The Company’s agreement with the UAW, which represents the GSS workforce, was ratified for a new five-year period and will expire on March 21, 2010.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2007 and 2006, the carrying amounts of the Company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

During the fourth quarter of 2007, the Company recorded $0.9 million of legal and accounting fees related to the protest of the KC-135 contract and $0.8 million of pension expense related to freezing the Pension Plan for salary employees at December 31, 2007. The Company also recorded $0.3 million of expense related to the estimated obsolescence of raw material inventory.

During the fourth quarter of 2006, the Company reversed $0.5 million of accruals for EEOC claims based on settlement negotiations prior to the issuance of the financial statements. The Company also recorded charges of $2.5 million related to losses on the U.S. Navy P-3 program including expected future losses on aircraft in work at December 31, 2007.

15. SEGMENT INFORMATION

The Company has two operating segments: GSS and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles. The businesses historically comprising the Commercial Services Segment have been sold and are not presented in the segment information.

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies. The MCS may generate revenues from governmental entities or programs.

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

(In Thousands)

	2007	2006
Change in accumulated depreciation and amortization reflected on the consolidated balance sheets	$1,898	$2,036
Net depreciation and amortization removed from work-in-process	(5)	(50)

Depreciation and amortization recorded in cost of goods sold upon delivery of aircraft	$1,893	$1,986

The following table presents information about 2007 segment profit or loss:

(In Thousands)

	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from external domestic customers	$65,061	$7,743	$—	$72,804
Revenues from external foreign customers	—	—	—	—
Inter-company revenues	—	—	—	—

Total segment revenues	65,061	7,743	—	72,804
Elimination				—

Total revenue				$72,804

Gross profit	$3,713	$1,195	$98	$5,006
Segment operating loss	(4,042)	(739)	(2,063)	(6,844)
Interest expense				(614)
Income tax expense				(6,269)

Loss from continuing operations				$(13,727)

Assets	$24,257	$5,750	$16,288	$46,295
Depreciation/amortization	1,584	172	137	1,893
Capital additions	433	79	7	519

The following table presents information about 2006 segment profit or loss:

(In Thousands)

	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from external domestic customers	$85,499	$12,145	$—	$97,644
Revenues from external foreign customers	—	—	—	—
Inter-company revenues	—	—	—	—

Total segment revenues	85,499	12,145	—	97,644
Elimination				—

Total revenue				$97,644

Gross profit	$7,003	$4,590	$407	$12,000
Segment operating income (loss)	(1,506)	1,839	(2,386)	(2,053)
Interest expense				(656)
Income tax benefit				975

Loss from continuing operations				$(1,734)

Assets	$33,243	$5,929	$18,974	$58,146
Depreciation/amortization	1,602	137	247	1,986
Capital additions	1,510	38	186	1,734

16. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited consolidated quarterly financial data for the years ended December 31, 2007 and 2006 are presented below.

(In Thousands, Except Per Share Information)

	Quarter Ended 3/31/07	Quarter Ended 6/30/07	Quarter Ended 9/30/07	Quarter Ended 12/31/07
Net Sales	$22,391	$18,019	$14,942	$17,452
Gross Profit (Loss)	3,106	1,168	(357)	1,089
Loss from Continuing Operations	(302)	(1,278)	(10,949)	(1,198)
Loss from Continuing Operations per Share:
Basic	$(0.07)	$(0.31)	$(2.65)	$(0.29)
Diluted	$(0.07)	$(0.31)	$(2.65)	$(0.29)

	Quarter Ended 3/31/06	Quarter Ended 6/30/06	Quarter Ended 9/30/06	Quarter Ended 12/31/06
Net Sales	$24,615	$27,682	$21,692	$23,655
Gross Profit	3,740	3,778	2,229	2,253
Income (Loss) from Continuing Operations	214	(234)	(913)	(801)
Income (Loss) from Continuing Operations per Share:
Basic	$0.05	$(0.06)	$(0.22)	$(0.19)
Diluted	$0.05	$(0.06)	$(0.22)	$(0.19)

17. DISCONTINUED OPERATIONS

On September 19, 2007, the Company sold all of the outstanding stock in Pemco World Air Services, Inc., a wholly owned subsidiary of the Company (“PWAS”), to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”). The sale was approved by the Company’s stockholders on September 17, 2007. PWAS historically has comprised substantially all of the CSS. The historical financial results of PWAS have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the business operations of PWAS and Pemco Engineers are reported as discontinued operations in these consolidated financial statements and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Net sales and income from discontinued operations for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(In Thousands)
Net Sales	$83,756	$78,940
Income before income taxes	$5,455	$3,683
Income tax expense	2,211	1,430

Income from discontinued operations	$3,244	$2,253

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $2.3 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

To conform with this presentation, all prior periods have been reclassifed. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively. As of December 31, 2007 and 2006, net assets of discontinued operations, substantially all of which at December 31, 2007 relate to Pemco World Air Services, consisted of the following:

	December 31, 2007	December 31, 2006

Current assets:
Accounts receivable, net	—	10,805
Inventories, net	—	5,908
Deferred income taxes	—	1,684
Prepaid expenses and other	—	498

Total current assets	—	18,895

Machinery, equipment and improvements at cost:
Machinery and equipment	—	9,081
Leasehold improvements	—	12,226

	—	21,307
Less accumulated depreciation and amortization	—	(12,668)

Net machinery, equipment and improvements	—	8,639

Deferred income taxes	—	2,886
Deposits and other	—	20

Total non-current assets	—	11,545

Total assets	$—	$30,440

Current liabilities:
Current portion of pension and post-retirement liabilities	—	44
Accounts payable—trade	—	7,650
Accrued health and dental	—	225
Accrued liabilities—payroll related	—	2,035
Accrued liabilities—other	—	1,622
Customer deposits in excess of cost	—	1,321

Total current liabilities	—	12,897

Long-term debt, less current portion
Long-term pension and post-retirement liabilities	—	4,375
Other long-term liabilities	—	27

Total liabilities	—	17,299

Net Assets	$—	$13,141

SUPPLEMENTARY INFORMATION

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2007 and 2006

(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2007
Allowance for doubtful accounts	$1,333	$253	$—	$(20)	$1,566
Reserve for contract commitments, losses	3,202	1,433	—	(2,787)	1,848
Reserve for obsolete inventories	1,441	1,607	—	(673)	2,375

2006
Allowance for doubtful accounts	$1,333	$5	$—	$(5)	$1,333
Reserve for contract commitments, losses	3,829	3,202	—	(3,829)	3,202
Reserve for obsolete inventories	1,019	696	—	(274)	1,441

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not operating effectively and are not properly designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure in the reports filed or submitted under the Securities Exchange Act of 1934, as amended.

(b) Management’s report on internal control over financial reporting.

Under Section 404 of The Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, and the issues discussed below our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary SEC rules that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of our financial statements for the fiscal years ended December 31, 2007 and 2006, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

During the audit of the 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no entries were made during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel. The Company has continued to experience a significant level of turnover of financial personnel in 2007 and has experienced a reduction of full-time finance employees. The Company has determined that the material weakness due to the lack of financial resources remains at December 31, 2007.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2007 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has established a Code of Ethics & Business Conduct (the “Code of Ethics”) that applies to its officers (including its Chief Executive Officer and Chief Financial Officer), directors and employees. The Code of Ethics contains general guidelines for conducting the Company’s business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K promulgated by the SEC. The Code of Ethics is available, free of charge, on the Company’s website at www.alabamaaircraft.com under the heading “Investors.”

The other information required by this item is incorporated by reference from the “ELECTION OF CLASS II DIRECTORS” and “EXECUTIVE COMPENSATION AND OTHER INFORMATION” sections of the Company’s definitive 2008 Proxy Statement.

Item 11. Executive Compensation

Certain of the information required by this item is incorporated by reference from the “EXECUTIVE COMPENSATION AND OTHER INFORMATION” section of the Company’s definitive 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” section of the Company’s definitive 2008 Proxy Statement.

The following table summarizes the securities that have been authorized for issuance under the Company’s sole equity compensation plan, the Nonqualified Stock Option Plan, as of December 31, 2007. The Plan is described in Note 8 to the financial statements.

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding Shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,157,412	$18.49	264,175
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,157,412	$18.49	264,175

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference from the “CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS” and “ELECTION OF CLASS II DIRECTORS” sections of the Company’s definitive 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from the “RELATIONSHIP WITH INDEPENDENT ACCOUNTANTS” section of the Company’s definitive 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Financial Statement Schedules. The Financial Statement Schedules listed below appear in Part II, Item 8 hereof.

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

b. Exhibits. The exhibits listed on the EXHIBIT INDEX on page 68 of this Form 10-K are either filed herewith or incorporated herein by reference, as noted on the EXHIBIT INDEX.

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

Signature	Capacity	Date

/s/ MICHAEL E. TENNENBAUM	Chairman, Director	March 31, 2008
Michael E. Tennenbaum

/s/ H.T. BOWLING	Vice Chairman, Director	March 31, 2008
H.T. Bowling

/s/ RONALD A. ARAMINI	President, Chief Executive Officer and Director	March 31, 2008
Ronald A. Aramini

/s/ THOMAS C. RICHARDS	Director	March 31, 2008
Thomas C. Richards

/s/ RONALD W. YATES	Director	March 31, 2008
Ronald W. Yates

/s/ ROBERT E. JOYAL	Director	March 31, 2008
Robert E. Joyal

/s/ HUGH STEVEN WILSON	Director	March 31, 2008
Hugh Steven Wilson

/s/ RANDALL C. SHEALY	Senior Vice President and Chief Financial Officer	March 31, 2008
Randall C. Shealy

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Alabama Aircraft Industries, Inc.	(1)

3.2	Certificate of Amendment to Certificate of Incorporation of Alabama Aircraft Industries, Inc.	(13)

3.3	Bylaws of Alabama Aircraft Industries, Inc.	(1)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Alabama Aircraft Industries, Inc. which define the rights of Securities Holders	(1)

10.1	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc. and the Company	(1)

10.2	Doris K. Sewell Employment Letter dated March 2, 2000.†	(10)

10.3	Randall C. Shealy Employment Letter dated October 1, 2006.†	(10)

10.4	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, and Pemco Aeroplex, Inc.	(3)

10.5	Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 3, 2002†	(2)

10.6	First Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 16, 2003†	(5)

10.7	Non-Qualified Stock Option Plan amended and restated May 14, 2003	(4)

10.8	Form of Notice of Stock Option Grant to Non-Employee Directors under the Nonqualified Stock Option Plan	(6)

10.9	Form of Notice of Stock Option Grant to Executive Officers under the Nonqualified Stock Option Plan.†	(6)

10.10	Note Purchase Agreement dated February 15, 2006, among the Company, Silver Canyon and the subsidiary guarantors.	(7)

10.11	Second Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated December 29, 2006†	(9)

10.12	Amendment No. 1, dated February 15, 2007, to the Note Purchase Agreement among the Company, Special Value Bond Fund, LLC and the subsidiary guarantors	(11)

10.13	Amendment No. 2, dated July 31, 2007, to the Note Purchase Agreement among the Company, Special Value Bond Fund, LLC and the subsidiary guarantors	(12)

10.14	Amended and Restated Senior Secured Note Due February 15, 2009	(12)

10.15	Alabama Aircraft Industries, Inc. Executive Retention Plan†	(14)

10.16	Form of Coverage Letter under the Alabama Aircraft Industries, Inc. Executive Retention Plan (issued to Randall C. Shealy and Doris K. Sewell)†	(14)

10.17	Employment Letter, dated January 21, 2008, with Ronald A. Aramini†	(14)

21	Subsidiaries of the Company	*

23.1	Consent of Grant Thornton LLP	*

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed Herewith
†	These exhibits constitute management contracts or compensation plans or arrangements.
(1)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2006 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 14, 2006 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 28, 2006 and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2007 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 31, 2007 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 19, 2007 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 1, 2008 and incorporated by reference herein.