Form 10-Q
period 2008-03-31
ALABAMA AIRCRAFT INDUSTRIES, INC
filed 2008-05-12
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common Stock, $.0001 par value	4,128,950

INDEX

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	March 31, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$9,846	$8,750
Accounts receivable, net	12,611	11,363
Inventories, net	8,503	7,804
Prepaid expenses and other	526	653

Total current assets	31,486	28,570

Machinery, equipment and improvements at cost:
Machinery and equipment	22,019	21,994
Leasehold improvements	18,924	18,925
Construction-in-process	—	31

	40,943	40,950
Less accumulated depreciation and amortization	(28,553)	(28,113)

Net machinery, equipment and improvements	12,390	12,837

Other non-current assets:
Deposits and other	1,021	3,213
Restricted cash—letter of credit	580	1,235
Related party receivable	—	440

	1,601	4,888

Total assets	$45,477	$46,295

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	March 31, 2008 (Unaudited)	December 31, 2007
Current liabilities:
Current portion of long-term debt	$5,070	$80
Accounts payable—trade	2,434	3,440
Accrued health and dental	447	491
Accrued liabilities—payroll related	3,386	2,958
Accrued liabilities—other	1,271	1,700
Customer deposits in excess of cost	4,592	3,708

Total current liabilities	17,200	12,377

Long-term debt, less current portion	—	5,002
Long-term pension and post-retirement benefit liabilities	9,577	9,654
Other long-term liabilities	756	2,936

Total liabilities	27,533	29,969

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 outstanding at March 31, 2008 and December 31, 2007	1	1
Additional paid-in capital	15,213	15,067
Retained earnings	31,192	30,358
Treasury stock, at cost – 413,398 shares at March 31, 2008 and December 31, 2007	(8,623)	(8,623)
Accumulated other comprehensive income (loss):
Pension and post-retirement liabilities	(19,839)	(20,477)

Total stockholders’ equity	17,944	16,326

Total liabilities and stockholders’ equity	$45,477	$46,295

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Information)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenue	$21,130	$22,391
Cost of revenue	17,044	19,285

Gross profit	4,086	3,106
Selling, general and administrative expenses	2,874	3,458

Operating income (loss)	1,212	(352)
Interest expense	204	189

Income (loss) from continuing operations before income taxes	1,008	(541)
Income tax expense (benefit)	174	(239)

Income (loss) from continuing operations	834	(302)
Income from discontinued operations, net of tax	—	1,198

Net income	$834	$896

Net income (loss) per common share:
Basic income (loss) from continuing operations	$0.20	$(0.07)
Basic income from discontinued operations	$—	$0.29
Basic net income per share	$0.20	$0.22
Diluted income (loss) from continuing operations	$0.20	$(0.07)
Diluted income from discontinued operations	$—	$0.29
Diluted net income per share	$0.20	$0.22

Weighted average common shares outstanding:
Basic	4,129	4,126
Diluted	4,129	4,126

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net income	$834	$896

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	445	770
Amortization of intangible assets	—	97
Provision for deferred income taxes	—	609
Funding (over) under pension cost	561	(1,036)
Provision for losses on receivables	—	142
Provision for inventory valuation	371	90
Reversal of losses on contracts-in-process	(982)	(693)
Forgiveness of related party receivable	440	—
Stock based compensation expense	146	515

Changes in assets and liabilities:
Restricted cash	655	—
Accounts receivable, trade	(1,248)	(1,044)
Inventories	297	(1,205)
Prepaid expenses and other	157	1,062
Deposits and other	2,192	92
Customer deposits in excess of cost	884	1,747
Accounts payable and accrued liabilities	(3,617)	(1,126)

Total adjustments	301	20

Net cash provided by operating activities	1,135	916

Cash flows from investing activities:
Capital expenditures	(27)	(111)

Net cash used in investing activities	(27)	(111)

Cash flows from financing activities:
Net change under revolving credit facility	—	(378)
Principal payments under long-term debt	(12)	(430)

Net cash used in financing activities	(12)	(808)

Net increase (decrease) in cash and cash equivalents	1,096	(3)

Cash and cash equivalents, beginning of period	8,750	23

Cash and cash equivalents, end of period	$9,846	$20

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$204	$905

Income taxes	$789	$59

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Quarters Ended

March 31, 2008 and 2007

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Alabama Aircraft Industries, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The Company’s primary business is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company provides such services for government and military customers through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. The Company’s Manufacturing and Components Segment (“MCS”), designs and manufactures a wide array of proprietary aerospace products, including various rocket vehicles, guidance control systems and precision components for launch vehicles.

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s protest of the U.S. Air Force (“USAF”) award of the KC-135 contract to The Boeing Company; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. While contribution calculations for the 2008 plan year have not been completed, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million, with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008. Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the USAF award of the KC-135 contract to The Boeing Company;

•	whether the Company is granted a waiver of contributions to its defined benefit plan through December 31, 2008;

•	whether the Company sells its subsidiary, Space Vector Corporation (“SVC”), although no decision has been made with regards to selling SVC;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes;

•	whether the Company is able to get additional funding from lenders to fund working capital increases needed if additional contracts are won; and

•	whether the $5.0 million Senior Secured Note maturing on February 15, 2009 is extended.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The Statement defines levels within the hierarchy as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the assets or liabilities, either directly or indirectly.

•	Level 3 inputs are unobservable inputs.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS No. 157. The Company is currently evaluating the potential impact that the application of SFAS No. 157 to its nonfinancial assets and liabilities will have on its Consolidated Financial Statements.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of March 31, 2008:

(In Thousands)

	Fair Value Measurements as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation Plan Assets (1)	$756	$—	$—	$756

(1)	Deferred compensation plan assets, included in the accompanying consolidated balance sheets in deposits and other, are measured using quoted market prices in the active markets.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this Statement are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008 and did not elect the fair value option for any items that were not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. As such, there was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS No. 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE

Computation of basic and diluted income (loss) from continuing operations per share is as follows:

(In Thousands, Except Per Share Information)

For the Three Months Ended March 31, 2008	Income from continuing operations	Shares Outstanding	Income per Share
Basic income and per share amounts	$834	4,129	$0.20
Dilutive securities	—	—	—

Diluted earnings and per share amounts	$834	4,129	$0.20

For the Three Months Ended March 31, 2007	Loss from continuing operations	Shares Outstanding	Loss per Share
Basic loss and per share amounts	$(302)	4,126	$(0.07)
Dilutive securities	—	—	—

Diluted earnings and per share amounts	$(302)	4,126	$(0.07)

Options to purchase 1,285,312 and 1,094,314 shares of Common Stock outstanding as of March 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3. INVENTORIES

Inventories as of March 31, 2008 and December 31, 2007 consisted of the following:

(In Thousands)

	March 31, 2008	December 31, 2007
Work in process	$8,423	$10,402
Raw materials and supplies	6,563	6,394
Finished goods	786	786

Total	15,772	17,582
Less reserves for obsolete inventory	(3,471)	(3,100)
Less milestone payments and customer deposits	(3,798)	(6,678)

Total inventories	$8,503	$7,804

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The title to all inventories on which the Company receives milestone payments is vested in the customer to the extent of the milestone payment balance.

4. DEBT

Debt as of March 31, 2008 and December 31, 2007 consisted of the following:

(In Thousands)

	March 31, 2008	December 31, 2007
Senior Secured Note, interest at 15%	5,000	5,000
Capital lease obligations; interest from 5% to 15%, collateralized by security interest in certain equipment	70	82

Total long-term debt	5,070	5,082
Less portion reflected as current	(5,070)	(80)

Long term-debt, net of current portion	$—	$5,002

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

5. INCOME TAXES

During the three months ended March 31, 2008 and 2007, the Company recorded income tax expense (benefit) using an effective rate of 17.3% and 44.2% respectively. The effective income tax rate for the three months ended March 31, 2008 was impacted by the utilization of federal and state net operating loss carryforwards and the 100% valuation allowance on all deferred tax assets.

6. STOCK OPTIONS

Under the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), a maximum aggregate 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. Options available to be granted under the Stock Option Plan amounted to approximately 136,000 at March 31, 2008. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. The Company elected to use the modified prospective transition method. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options, over the service period (generally the vesting period) in the consolidated financial statements. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Shares (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2007	1,157	$18.49
Granted	153	6.00
Exercised	—	—
Forfeited/Expired	(25)	20.24

Outstanding as of March 31, 2008	1,285	16.97

Exercisable as of March 31, 2008	1,190	17.64

The weighted average remaining term for outstanding stock options was 5.8 years at March 31, 2008. The aggregate intrinsic value at March 31, 2008 and 2007 was $0 and $106,090, respectively, for stock options outstanding and $0 and $90,865, respectively, for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s Common Stock as of the reporting date.

The fair value of the options granted during the three months ended March 31, 2008 and 2007, were $1.24 and $3.90, respectively, and were estimated on the date of grant using the binominal method using the following weighted-average assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	3.49%	4.54%
Expected volatility	74%	60%
Expected term	5.12	4.38
Dividend yield	0%	0%
Exercise factor	2.00	2.00
Post-Vest %	4.67%	5.04%

The options pricing model used to calculate the fair value of the options granted requires the input of subjective assumptions that will usually have a significant impact on the fair value estimated. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities with a remaining term equal to the full term of the options granted. Expected volatilities are based on historical volatility of the Company’s Common Stock since January 1, 2000. Expected terms are based on historical terms of grantee exercise behavior. Expected dividend yield is zero because the Company has not and does not expect to declare dividends. The exercise factors are based on the historical rate by which the price must increase before the grantee is expected to exercise. The post-vest % is based on historical rate of post-vest terminations.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock-based compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of March 31, 2008, approximately $190,636 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.6 years. There were no stock options exercised during each of the three months ended March 31, 2008 and 2007.

7. DEFERRED COMPENSATION PLAN

On December 28, 2006, the Company and Mr. Ronald A. Aramini, its President and Chief Executive Officer, entered into a Second Amendment (the “Second Amendment”), to the Executive Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Agreement, as amended, provided for annual contributions by the Company to an associated rabbi trust for the benefit of Mr. Aramini over the term of his employment agreement. The Company contributed $359,861 during January 2007 for the 2006 calendar year. Pursuant to the Second Amendment to the Agreement, the Company’s final obligation to make a final $380,326 lump sum trust contribution for the 2007 calendar year was eliminated.

Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. The assets of the rabbi trust are invested in U.S. treasury bills and do not include Company Common Stock. In February 2008, the Plan disbursed approximately $2.1 million to Mr. Aramini from the deferred compensation plan assets thereby reducing the deferred compensation plan liabilities by $2.1 million.

The fair market values of the assets in the rabbi trust at March 31, 2008 and December 31, 2007 were $0.8 million and $2.9 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the contractual liability in an amount equal to the change in the fair market value of the assets of the rabbi trust. The amounts accrued under this plan were $0.8 million and $2.9 million at March 31, 2008 and December 31, 2007, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham, Alabama facility who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. The funding policy is consistent with the funding requirements under federal laws and regulations concerning pensions. During the three months ended March 31, 2008, the Company made no contributions to the Pension Plan. The Company does not expect to make any contributions to the Pension Plan in 2008 as the Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. While contribution calculations for the 2008 plan year have not been completed, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008.

Components of the Pension Plan’s net periodic pension cost included in continuing operations (and discontinued operations in 2007) were as follows:

(In Thousands)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Service cost	$318	$751
Interest cost	1,598	1,964
Expected return on plan assets	(1,992)	(2,444)
Amortization of prior service cost	190	333
Amortization of net loss	447	729

Net pension cost	$561	$1,333

9. CONTINGENCIES

United States Government Contracts

The Company, as a U.S. Government contractor and sub-contractor, is subject to audits, reviews, and investigations by the government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contracts and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any U.S. government audits, reviews, and investigations would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Concentrations

A small number of the Company’s customers account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 100% of the Company’s revenues from continuing operations during each of the three months ended March 31, 2008 and 2007. The KC-135 program in and of itself comprised 77.4% and 66.6% of the Company’s total revenues from continuing operations during the three-month periods ended March 31, 2008 and 2007, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a material adverse effect on the Company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on nine 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services, Inc. in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the nine aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Court granted the Company partial summary judgment as to two of the five GECAS counterclaims. Discovery was completed on September 15, 2007. The Company anticipates a trial in the Fall of 2008. Management believes that the results of the counterclaims by GECAS will not have a material impact on the Company’s financial position or results of operations.

Employment Lawsuits

Various claims alleging employment discrimination, including race, sex, disability and age, have been made against the Company and its subsidiaries by current and former employees at its Birmingham, Alabama facility in proceedings before the EEOC and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, are material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both March 31, 2008 and December 31, 2007, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of March 31, 2008. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. In late February, 2007, a cash out settlement offer was mailed to 2,100 PRP’s that had sent 15,000 lbs or less to the site and a consent decree is currently being negotiated with them. The Company has not been notified of a cash-out opportunity to date and remains a member of the continuing PRP group (“Group”), with a manifest estimation of 0.05% of waste at the site or 0.1% of the total of Group waste sent to the site. It is believed that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

In addition, in conjunction with the sale of Pemco World Air Services, Inc. (“PWAS”), formerly a wholly owned subsidiary of the Company, to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”), WAS and the Company contracted for division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million dollars of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations were escrowed for a five-year period beginning September 19, 2007. No portion of the escrowed funds was considered as a portion of the gain recognized by the Company in connection with the sale of PWAS.

Furthermore, the Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

10. SEGMENT INFORMATION

The Company currently has two reportable segments: GSS and MCS. The GSS, located in Birmingham, Alabama, provides aircraft maintenance and modification services for government and military customers. The MCS, which is comprised of SVC, is located in Chatsworth, California, and designs and manufactures a wide array of proprietary aerospace products including various space systems, such as guidance control systems and launch vehicles. The former Commercial Services Segment (“CSS”) is included in discontinued operations and is not included in these segment disclosures.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 2007 Annual Report on Form 10-K. The Company evaluates performance based on total revenues, gross profits and operating income. The Company accounts for inter-segment sales and transfers as if the sales or transfers were to third parties. The amount of intercompany profit is eliminated. The Company does not allocate income taxes to segments. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different operating and marketing strategies.

The following table presents information about segment profit or loss for the three months ended March 31, 2008 and 2007, excluding discontinued operations:

(In Thousands)

Three Months Ended March 31, 2008	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$19,611	$1,519	$—	$21,130
Inter-company revenues	—	—	—	—

Total segment revenues	19,611	1,519	—	21,130
Elimination				—

Total revenue				$21,130

Gross profit (loss)	$4,205	$(119)	$—	$4,086
Segment operating income (loss)	$2,231	$(545)	$(474)	$1,212
Interest expense				(204)
Income tax expense				(174)

Income from continuing operations				$834

Assets	$27,043	$5,339	$13,095	$45,477
Depreciation/amortization	395	38	12	445
Capital additions	6	21	—	27

Three Months Ended March 31, 2007	GSS	MCS	Unallocated Corporate	Consolidated
Revenues from domestic customers	$19,629	$2,762	$—	$22,391
Inter-company revenues	—	—	—	—

Total segment revenues	19,629	2,762	—	22,391
Elimination				—

Total revenue				$22,391

Gross profit	$2,610	$427	$69	$3,106
Segment operating income (loss)	$755	$(158)	$(949)	$(352)
Interest expense				(189)
Income tax benefit				239

Loss from continuing operations				$(302)

Assets	$33,119	$6,307	$6,869	$46,295
Depreciation/amortization	406	28	37	471
Capital additions	45	42	7	94

11. DISCONTINUED OPERATIONS

On September 19, 2007, the Company sold all of the outstanding stock of PWAS to WAS. The sale was approved by the Company’s stockholders on September 17, 2007. PWAS comprised substantially all of the CSS. The historical financial results of PWAS have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the business operations of PWAS are reported as discontinued operations and, accordingly, income from discontinued operations have been reported separately from continuing operations. Revenue and income from discontinued operations for the three months ended March 31, 2007 were as follows:

(In Thousands)

Three Months Ended March 31, 2007
Revenue from discontinued operations	$31,227
Income before income taxes from discontinued operations	$2,166
Income tax expense from discontinued operations	968

Income from discontinued operations	$1,198

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $812,000 for the three months ended March 31, 2007.

12. RESTRICTED CASH

Upon consummation of the sale of PWAS, the Company was required by Wachovia Bank to post cash collateral for an outstanding letter of credit covering workers compensation claims in the amount of approximately $1.2 million. The Company’s workers compensation insurance carrier agreed to reduce the required letter of credit to $580,000 once PWAS secured a separate letter of credit for their workers compensation claims. In April 2008, PWAS secured a separate letter of credit and the Company was able to reduce the letter of credit and the required collateral to $580,000. This restricted cash of $580,000 has no contractual release date and has been classified as long-term in the consolidated balance sheets.

13. RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer (“CEO”), approximately $0.4 million under the terms of a promissory note. The promissory note carried a fixed interest rate of 5% per annum and was payable within 60 days of Mr. Aramini’s termination of employment with the Company. On March 26, 2007. Mr. Aramini paid the accumulated interest on the promissory note. On February 1, 2008, the Company forgave in full the loan represented by the promissory note, including all accrued and unpaid interest to date, in recognition of Mr. Aramini’s dual role as Chief Executive Officer of the Company and as acting President of the Company’s former subsidiary, PWAS, including Mr. Aramini’s critical role in the successful sale of PWAS.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein.

OVERVIEW

The Company operates primarily in the aerospace and defense industry and its principal business is providing aircraft maintenance and modification services to the U.S. Government and military customers. The Company’s services are provided under traditional contracting agreements that include fixed-price, time and material, cost plus and variations of such arrangements. The Company’s revenue and cash flows are derived primarily from services provided under these contracts, and cash flows include the receipt of milestone or progress payments under certain contracts.

The financial condition of the Company, which operated as a subcontractor to the Boeing Company (“Boeing”), has been impacted by several extraordinary events in connection with the U.S. Air Force (“USAF”) KC-135 Program Depot Maintenance (“PDM”) program and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing their own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On May 2, 2008, the GAO dismissed the change of work scope portion of the protest on the basis that the USAF has not made a determination regarding potential changes to the contract requirements. The GAO decision provides the Company the right to re-submit its protest for consideration in the event the USAF subsequently pursues a course of action consistent with the Company’s factual allegations. The Company has expended substantial financial resources in connection with these events. If the Company is successful with the protest, it may be able to recover a portion of the cost of the protest.

In order to adjust for and mitigate the effects of the events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified with the Small Business Administration as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing its defined benefit pension plan (the “Pension Plan”) for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. In addition, the Board of Directors, in a unified move to support the Company, has agreed to a 50% reduction in all Board fees in 2008. If the new protest does not result in a positive outcome for the Company, it would have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock. The Company and Boeing continue to be teamed on the KC-135 Bridge Contract for which the USAF exercised a second six-month option to extend through September 30, 2008. There are no assurances that the Company will receive more than the four aircraft already inducted during these six month extensions of the KC-135 Bridge Contract.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 versus three months ended March 31, 2007

The table below presents major highlights from the three months ended March 31, 2008 and 2007 excluding the results of discontinued operations, except for net income.

(In Millions)

	2008	2007	% Change
Revenue	$21.13	$22.39	(5.6)%
Gross profit	4.09	3.11	31.6%
Operating income (loss) from continuing operations	1.21	(0.35)	445.7%
Income (loss) from continuing operations before taxes	1.01	(0.54)	287.0%
Income (loss) from continuing operations	0.83	(0.30)	376.7%
Net income	0.83	0.90	(7.8)%
EBITDA from continuing operations	1.65	0.12	1275.0%

The Company defines operating income (loss) from continuing operations, as shown in the above table, as revenues less cost of revenues, less selling, general, and administrative expenses.

EBITDA from continuing operations for the quarters ended March 31, 2008 and 2007 was calculated using the following approach:

(In Millions)

	2008	2007
Income (loss) from continuing operations	$0.83	$(0.30)
Interest expense	0.20	0.19
Income tax expense (benefit)	0.17	(0.24)
Depreciation and amortization	0.45	0.47

EBITDA from continuing operations	$1.65	$0.12

The Company presents Earnings Before Interest, Taxes, Depreciation and Amortization, more commonly referred to as EBITDA from continuing operations, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, the Company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The Depreciation and Amortization amounts used in the EBITDA calculation are those that were recorded in the consolidated statements of operations in this report. Due to the long-term nature of much of the Company’s business, the Depreciation and Amortization amounts recorded in the consolidated statements of operations will not directly match the change in Accumulated Depreciation and Amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of depreciation expense on long-term contracts into Work-in-Process. EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies.

The table below presents the highlights in revenue from continuing operations by operating segment for the three months ended March 31, 2008 and 2007.

(In Millions)

	2008	2007	Change	% Change
GSS	$19.61	$19.63	$(0.02)	(0.1)%
MCS	1.52	2.76	(1.24)	(44.9)%

Total	$21.13	$22.39	$(1.26)	(5.6)%

GSS

GSS 2008 revenue was consistent with 2007 revenue. Revenue from the KC-135 PDM program increased $1.4 million during the first quarter of 2008 versus the first quarter of 2007. The KC-135 program, which accounted for 77% of revenue in the first quarter of 2008 and 67% of revenue in the first quarter of 2007, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During each of the first quarter of 2008 and first quarter of 2007, the Company delivered four PDM aircraft and no drop-ins. Revenue increased on the KC-135 program in the first quarter of 2008 versus the first quarter of 2007 due to an increase in the contractual price for each aircraft delivered. The Company delivered one P-3 aircraft in the first quarter of 2008 versus two P-3 aircraft in the first quarter of 2007, resulting in a decrease in P-3 revenue of $1.2 million. The delivery of the P-3 aircraft in the first quarter of 2008 represented the final delivery of P-3 aircraft under the current contract. The Company is continuing to pursue additional contracts to perform maintenance services on P-3 aircraft. Revenue decreased $0.2 million under contracts to perform non-routine maintenance work on other aircraft, primarily USAF C-130 aircraft.

Gross profit at GSS increased from $2.6 million during the first quarter of 2007 to $4.2 million during the first quarter of 2008. Gross profit on KC-135 revenue increased $1.2 million due to increased revenue. Cost of revenue on the KC-135 program decreased as a percentage of revenue due to increased efficiencies on the KC-135 maintenance line. Gross profit increased $0.5 million as a result of losses on the P-3 program in the first quarter of 2007 for which there were no comparable losses in the first quarter of 2008. Selling, general and administrative (“SG&A”) expenses of GSS increased $0.1 million during the first quarter of 2008 compared to the first quarter of 2007 because of increased allocation of corporate SG&A expenses as a result of the sale of PWAS.

MCS

MCS revenue decreased $1.2 million in the first quarter of 2008 versus the first quarter of 2007 due to decreases on a large software contract of $0.5 million, a large GPS receiver contract of $0.5 million and a launch vehicle structures contract of $0.3 million. Revenue in 2008 was adversely affected because Space Vector Corporation (“SVC”) was in the completion stage of several large contracts and any follow-on contracts had not fully begun.

Gross profit at MCS decreased $0.5 million in the first quarter of 2008 versus the first quarter of 2007. SVC recorded a reserve for contract loss in cost of revenue of $0.4 million during the first quarter of 2008 due to contract overruns on a large battery contract. Gross profit also decreased $0.1 million as a result of the decrease in revenue. SG&A expenses at SVC decreased $0.2 million in the first quarter of 2008 versus the first quarter of 2007 due to headcount reductions of administrative personnel.

Consolidated Unallocated Corporate SG&A Expenses, Interest Expense and Income Taxes

During the first quarter of 2008, the Company forgave a related party receivable and accrued interest of $0.5 million (See “RELATED PARTY TRANSACTIONS” discussed below). During the first quarter of 2007, the Company incurred $0.9 million of corporate SG&A expenses that previously had been allocated to PWAS for segment reporting purposes. Under accounting principles generally accepted in the United States, these allocated amounts are recorded in continuing operations rather than discontinued operations.

Total interest expense, including amounts in discontinued operations ($0.8 million in 2007), decreased to $0.2 million in the first quarter of 2008 from $1.0 million in the first quarter of 2007. Interest expense decreased primarily as a result of extinguishing a large portion of the Company’s debt when PWAS was sold.

During the first quarter of 2008, the Company recorded income tax expense at an effective rate of 17.3% for continuing operations as a result of utilizing net operating loss carryforwards which previously were subject to a deferred tax valuation allowance. At March 31, 2008 and December 31, 2007, all deferred tax assets were subject to a deferred tax valuation allowance. During the first quarter of 2007, the Company recorded income tax benefits at an effective rate of 44.2% for continuing operations and income tax expense at an effective rate of 44.7% for discontinued operations. The effective income tax rate is impacted by the allocation of taxable gains or losses between operations in Alabama and California. Net operating loss carry forwards for discontinued operations in California were subject to a deferred tax valuation allowance in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	March 31, 2008		December 31, 2007		Change
Cash	$9,846		$8,750		$1,096
Working capital	14,286		16,193		(1,907)
Debt and capital lease obligations	5,070		5,082		(12)
Stockholders’ equity	17,944		16,326		1,618
Debt to equity ratio	0.28	x	0.31	x	(0.03)

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

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s protest of the USAF award of the KC-135 contract to The Boeing Company; collection of accounts receivable; funding requirements associated with the Pension Plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. However, the Company has proposed and is expecting to propose on several government programs in the next twelve months. If the Company is successful in winning some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. Moreover, the Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions to the Pension Plan through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. While contribution calculations for the 2008 plan year have not been completed, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008. Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its protest of the USAF award of the KC-135 contract to The Boeing Company;

•	whether the Company is granted a waiver of contributions to the Pension Plan through December 31, 2008;

•	whether the Company sells its subsidiary, SVC, although no decision has been made with regards to selling SVC;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes;

•	whether the Company is able to get additional funding from lenders to fund working capital increases needed if additional contracts are won; and

•	whether the $5.0 million Senior Secured Note maturing on February 15, 2009 is extended.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

Cash Flow Overview

Operating activities provided $1.1 million during the first quarter of 2008, compared to $0.9 million during the first quarter of 2007. Cash payments to fund the Company’s Pension Plan exceeded pension expense by $1.0 million in the first quarter of 2007 versus pension expense exceeding contributions to the Pension Plan by $0.6 million in the first quarter of 2008 due to the Company not making any contributions in 2008. Cash of $27,000 and $111,000 was used during the first quarters of 2008 and 2007, respectively, for minimal capital expenditures. Financing activities used $0.8 million in the first quarter of 2007, as the Company used $0.8 million to service the revolving credit facility and long-term debt during the first quarter of 2007.

Future Capital Requirements

The Company’s potential capital requirements over the next twelve months include: required minimum funding of the Pension Plan (noted below), principal and interest payments of long-term debt, the cost of protesting the award of the KC-135 PDM contract to Boeing, and working capital required to fund increases in accounts receivable, inventory and equipment if GSS is awarded new contracts.

The Pension Plan covers substantially all employees at the Company’s Birmingham, Alabama facility. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan during 2002 and 2001, coupled with an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005, the Pension Plan was under-funded by approximately $9.2 million and $18.8 million at December 31, 2007 and 2006, respectively.

The Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company by the end of 2008. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions through December 31, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. While contribution calculations for the 2008 plan year have not been completed, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million, with the first quarterly payment due April 15, 2008. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company may not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”) pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default and the payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default. On July 31, 2006, Silver Canyon sold the Note and assigned the Note Purchase Agreement to the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company.

On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009.

Funding Sources

The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include using existing cash and cash equivalents, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the potential disposition of SVC. Additional capital may not be available at all, or may not be available on terms favorable to the Company. While not planned, any additional issuance of equity or equity-linked securities through the sale of equity or debt securities through public offerings or private placements may result in substantial dilution to the Company’s stockholders. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

The aircraft services industry has generally been in a consolidation phase. As a consequence, the Company sometimes receives and sometimes initiates inquiries with respect to corporate combinations. However, there can be no assurances that the Company will be party to any such transactions in the future.

RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer, approximately $0.4 million under the terms of a promissory note. The promissory note carried a fixed interest rate of 5% per annum and was payable within 60 days of Mr. Aramini’s termination of employment with the Company. On March 26, 2007, Mr. Aramini paid the accumulated interest on the promissory note. On February 1, 2008, the Company forgave in full the loan represented by the promissory note, including all accrued and unpaid interest to date, in recognition of Mr. Aramini’s dual role as Chief Executive Officer of the Company and as acting President of the Company’s former subsidiary, PWAS, including Mr. Aramini’s critical role in the successful sale of PWAS.

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Agreement, as amended, provided for annual contributions by the Company to an associated rabbi trust for the benefit of Mr. Aramini over the term of his employment agreement. The Company contributed $359,861 during January 2007 for the 2006 calendar year. Pursuant to the Second Amendment to the Agreement, the Company’s obligation to make a final $380,326 lump sum trust contribution for the 2007 calendar year was eliminated. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. In February 2008, the Plan disbursed approximately $2.1 million to Mr. Aramini from the deferred compensation plan assets thereby reducing the deferred compensation plan liabilities by $2.1 million.

As discussed above, on February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon, pursuant to which the Company issued the Note to Silver Canyon. On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company. The Note Purchase Agreement was amended on July 31, 2007 to extend the maturity date of the Note to February 15, 2009.

INTERNAL CONTROLS AND PROCEDURES

During the audit of 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process and caused the Company to rely more heavily on qualified outside contractors. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no entries were made during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel. However, the Company experienced a significant level of turnover of financial personnel in 2007 and experienced a reduction of full-time finance employees. As a result thereof, the Company determined that the material weakness due to the lack of financial resources remained at March 31, 2008 and December 31, 2007. The Company is currently re-evaluating the staffing of its accounting function both in terms of number of personnel and level of expertise. As a result of this re-evaluation, the Company is adding an additional certified public accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. In addition, the Company believes the sale of PWAS will simplify the financial reporting in 2008 and future periods. Prior to December

31, 2007, the Company eliminated the Chief Financial Officer’s ability to make journal entries. Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended March 31, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. At least quarterly, management reevaluates its judgments and estimates which are based on historical experience, current trends and various other assumptions that are believed to be reasonable under the circumstances.

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that there have been no significant changes during the quarter ended March 31, 2008 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

BACKLOG

The following table presents the Company’s backlog from continuing operations at March 31, 2008 and December 31, 2007:

(In Thousands)

Customer Type	March 31, 2008	December 31, 2007
KC-135 Aircraft	$10,705	$24,945
C-130 Aircraft	1,679	2,160
P-3 Aircraft	—	1,274
Space Vector Corp.	2,053	3,657

Total	$14,437	$32,036

Total backlog decreased $17.6 million during the first quarter of 2008. Substantially all of the Company’s contracts are in the final completion phase. The Company has proposed and is expecting to propose on several U.S. Government programs in the next twelve months. The Company expects that several U.S. Government program awards will be made in the second and third quarters of 2008. However, there can be no assurance that the Company will receive any of these awards.

CONTINGENCIES

See Note 9 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors discussed under “Item 1A. Risk Factors” in the Company’s 2007 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is not exposed to market risk from changes in interest rates as part of its normal operations as it has no variable rate debt outstanding.

Item 4T.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008.

(b)	Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

During the audit of 2006 financial statements, the Company’s independent registered public accounting firm identified a material weakness in internal control over financial reporting due to the resignation of the Director of Corporate Accounting and Manager of Financial Reporting in December 2006 which created a lack of resources in the financial close and reporting process and caused the Company to rely more heavily on qualified outside contractors. In addition, it was noted that the Chief Financial Officer had the ability to make journal entries although no entries were made during the year ended December 31, 2006. As a result of the lack of financial reporting resources, the Company’s independent registered public accounting firm identified miscellaneous audit adjustments. The Company added temporary resources to compensate for the departure of the accounting personnel. However, the Company experienced a significant level of turnover of financial personnel in 2007 and experienced a reduction of full-time finance employees. As a result thereof, the Company determined that the material weakness due to the lack of financial resources remained at March 31, 2008 and December 31, 2007. The Company is currently re-evaluating the staffing of its accounting function both in terms of number of personnel and level of expertise. As a result of this re-evaluation, the Company is adding an additional certified public accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. In addition, the Company believes the sale of PWAS will simplify the financial reporting in 2008 and future periods. Prior to December 31, 2007, the Company eliminated the Chief Financial Officer’s ability to make journal entries.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended March 31, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K, other than with respect to the following risk factor, which has been revised to reflect that the Government Accountability Office has dismissed a portion of the Company’s protest of the award of the USAF KC-135 contracts.

All of the Company’s Revenues is Derived From a Few Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of contracts account for all of the Company’s revenues. Contracts with the U.S. Government comprised approximately 100% of the Company’s revenues from continuing operations during the first quarter of 2008 and 2007. The USAF KC-135 PDM program in and of itself comprised 77% and 67% of the Company’s total revenues from continuing operations during the first quarter of 2008 and 2007, respectively. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock.

Boeing LSS and AAII-Birmingham agreed to continue as partners on the KC-135 PDM program during August 2005. This agreement resulted from the USAF decision to re-compete the KC-135 PDM contract. In the spring of 2006, the USAF changed the best estimated quantity (“BEQ”) for the competition for the follow-on contract from 44 to 24 aircraft annually. With this reduction, Boeing purported to terminate the Boeing/AAII-Birmingham teaming agreement. The Company requested, and the government agreed, to open the competition to additional potential suppliers. GSS developed an independent proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On May 2, 2008, the GAO dismissed the change-of-work protest on the basis that the USAF has not made a determination regarding potential changes to the contract requirements. The GAO decision provides the Company the right to re-submit its protest for consideration in the event the USAF subsequently pursues a course of action consistent with the Company’s factual allegations. If the protest does not result in a positive outcome for the Company, it could have a material effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

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

ALABAMA AIRCRAFT INDUSTRIES, INC.

Dated: May 12, 2008	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

-S1-