Form 10-Q
period 2008-06-30
ALABAMA AIRCRAFT INDUSTRIES, INC
filed 2008-08-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008,

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

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2008
Common Stock, $.0001 par value	4,128,950

INDEX

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	June 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$12,357	$8,799
Accounts receivable, net	5,060	7,397
Inventories, net	4,737	6,317
Prepaid expenses and other	586	620
Assets of discontinued operations	4,627	5,437

Total current assets	27,367	28,570

Machinery, equipment and improvements at cost:
Machinery and equipment	20,647	20,637
Leasehold improvements	18,828	18,719
Construction-in-process	—	31

	39,475	39,387
Less accumulated depreciation and amortization	(27,613)	(26,808)

Net machinery, equipment and improvements	11,862	12,579

Other non-current assets:
Deposits and other	968	3,158
Restricted cash-letter of credit	583	1,235
Related party receivable	—	440
Assets of discontinued operations	453	313

Total other non-current assets	2,004	5,146

Total assets	$41,233	$46,295

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	June 30, 2008 (Unaudited)	December 31, 2007
Current liabilities:
Current portion of long-term debt	$5,004	$5
Accounts payable—trade	1,620	3,060
Accrued health and dental	404	491
Accrued liabilities—payroll related	2,422	2,845
Accrued liabilities—other	1,219	1,700
Customer deposits in excess of cost	3,620	3,657
Liabilities of discontinued operations	510	619

Total current liabilities	14,799	12,377

Long-term debt, less current portion	—	5,002
Long-term pension and post-retirement benefit liabilities	9,500	9,654
Other long-term liabilities	758	2,936

Total liabilities	25,057	29,969

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 outstanding at June 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	15,250	15,067
Retained earnings	28,750	30,358
Treasury stock, at cost – 413,398 shares at June 30, 2008 and December 31, 2007	(8,623)	(8,623)
Accumulated other comprehensive loss:
Pension and post-retirement liabilities	(19,202)	(20,477)

Total stockholders’ equity	16,176	16,326

Total liabilities and stockholders’ equity	$41,233	$46,295

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Information)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Revenue	$12,508	$15,776
Cost of revenue	11,295	15,099

Gross profit	1,213	677
Selling, general and administrative expenses	2,153	2,468

Operating loss	(940)	(1,791)
Interest expense	194	187

Loss from continuing operations before income taxes	(1,134)	(1,978)
Income tax benefit	(70)	(798)

Loss from continuing operations	(1,064)	(1,180)
(Loss) income from discontinued operations, net of tax	(1,378)	1,806

Net (loss) income	$(2,442)	$626

Net income per common share:
Basic loss from continuing operations	$(0.26)	$(0.29)
Basic (loss) income from discontinued operations	$(0.33)	$0.44
Basic net (loss) income per share	$(0.59)	$0.15
Diluted loss from continuing operations	$(0.26)	$(0.29)
Diluted (loss) income from discontinued operations	$(0.33)	$0.44
Diluted net (loss) income per share	$(0.59)	$0.15
Weighted average common shares outstanding:
Basic	4,129	4,126
Diluted	4,129	4,126

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Information)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenue	$32,119	$35,413
Cost of revenue	26,322	32,057

Gross profit	5,797	3,356
Selling, general and administrative expenses	5,039	5,382

Operating income (loss)	758	(2,026)
Interest expense	395	375

Income (loss) from continuing operations before income taxes	363	(2,401)
Income tax expense (benefit)	104	(1,035)

Income (loss) from continuing operations	259	(1,366)
(Loss) income from discontinued operations, net of tax	(1,867)	2,888

Net (loss) income	$(1,608)	$1,522

Net income per common share:
Basic income (loss) from continuing operations	$0.06	$(0.33)
Basic (loss) income from discontinued operations	$(0.45)	$0.70
Basic net (loss) income per share	$(0.39)	$0.37
Diluted income (loss) from continuing operations	$0.06	$(0.33)
Diluted (loss) income from discontinued operations	$(0.45)	$0.70
Diluted net (loss) income per share	$(0.39)	$0.37
Weighted average common shares outstanding:
Basic	4,129	4,126
Diluted	4,129	4,126

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(1,608)	$1,522

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	891	1,682
Amortization of intangible assets	—	188
Provision for deferred income taxes	—	1,032
Funding under (over) pension cost	1,121	(1,955)
Provision for losses on receivables	—	148
Loss on disposals of machinery and equipment	—	28
Provision for inventory valuation	408	329
Reversal of losses on contracts-in-process	(1,000)	(166)
Forgiveness of related party receivable	440	—
Stock based compensation expense	183	581
Changes in assets and liabilities:
Restricted cash	652	—
Accounts receivable, trade	2,533	915
Inventories	2,739	(2,198)
Prepaid expenses and other	42	650
Deposits and other	2,188	(373)
Customer deposits in excess of cost	44	(157)
Accounts payable and accrued liabilities	(4,729)	(813)

Total adjustments	5,512	(109)

Net cash provided by operating activities	3,904	1,413

Cash flows from investing activities:
Capital expenditures	(312)	(434)

Net cash used in investing activities	(312)	(434)

Cash flows from financing activities:
Net change under revolving credit facility	—	(97)
Principal payments under long-term debt	(34)	(863)

Net cash used in financing activities	(34)	(960)

Net increase in cash and cash equivalents	3,558	19

Cash and cash equivalents, beginning of period	8,799	23

Cash and cash equivalents, end of period	$12,357	$42

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$400	$1,937

Income taxes	$789	$59

The accompanying notes are an integral part of these consolidated financial statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Six-Month and Three-Month Periods Ended

June 30, 2008 and 2007

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Alabama Aircraft Industries, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

The Company’s primary business, located in Birmingham, Alabama, is providing aircraft maintenance and modification services, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company provides such services for government and military customers through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. The Company historically had three operating segments: its GSS, its Commercial Services Segment (“CSS”), and its Manufacturing and Components Segment (“MCS”). The CSS, located in Dothan, Alabama, provided commercial aircraft maintenance and modification services on a contract basis to the owners and operators of large commercial aircraft. The MCS, located in California, designs and manufactures a wide array of proprietary aerospace products, including various rocket vehicles, guidance control systems and precision components for launch vehicles. The businesses historically comprising the CSS were sold in September 2007, and the MCS, which is comprised solely by Space Vector Corporation (“SVC”), is currently being marketed for sale. Therefore, the business comprising the CSS and MCS are presented in the accompanying consolidated financial statements and notes as discontinued operations. Accordingly, the Company’s continuing operations consist of one operating segment.

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s legal action protesting the U.S. Air Force (“USAF”) award of the KC-135 contract to The Boeing Company (“Boeing”) (See Note 9); collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company during the first quarter of 2009. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions for the 2007 plan year which concludes on September 15, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. However, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million, with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008 nor the second quarterly payment due July 15, 2008. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its legal action protesting the USAF award of the KC-135 contract to Boeing that is pending before the U.S. Court of Federal Claims;

•	whether the Company is granted a waiver of contributions to its defined benefit plan for the 2007 plan year;

•	whether the Company applies for and is granted a waiver of contributions to its defined benefit plan for the 2008 plan year;

•	whether the Company is successful in selling its subsidiary, SVC;

•

whether the Company is successful in winning individual task orders for C-130 maintenance services as a subcontractor with its teammates on an indefinite quantity, indefinite delivery contract awarded in July 2008;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes;

•	whether the Company is able to obtain additional financing from lenders to fund working capital increases that may be necessary if additional contracts are won; and

•	whether the $5.0 million Senior Secured Note which matures on February 15, 2009 is extended.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The Statement defines levels within the hierarchy as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the assets or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs.

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of June 30, 2008:

(In Thousands)

	Fair Value Measurements as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation Plan Assets (1)	$758	$—	$—	$758

(1)	Deferred compensation plan assets, included in the accompanying consolidated balance sheets in deposits and other, are measured using quoted market prices in the active markets.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this Statement are required to be applied prospectively. The Company adopted SFAS No. 159 in the first quarter of 2008 and did not elect the fair value option for any items that were not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. As such, there was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS No. 159.

In December 2007, the FASB In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Financial Accounting Standards No. 133 (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and for hedging activities. This statement requires more specific disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, results of operations and cash flows. The provisions of this standard will be effective for the Company beginning January 1, 2009. Since SFAS No. 161 only requires additional disclosures concerning derivatives and hedging activities, this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INCOME FROM CONTINUING OPERATIONS PER SHARE

Computation of basic and diluted income from continuing operations per share for the three-month and six-month periods ended June 30, 2008 and 2007 is as follows:

(In Thousands, Except Share and Per Share Information)

For the Three Months Ended June 30, 2008	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(1,064)	4,129	$(0.26)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(1,064)	4,129	$(0.26)

For the Three Months Ended June 30, 2007	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(1,180)	4,126	$(0.29)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(1,180)	4,126	$(0.29)

For the Six Months Ended June 30, 2008	Income from Continuing Operations	Shares Outstanding	Income Per Share
Basic income and per share amounts	$259	4,129	$0.06
Dilutive securities	—	—	—

Diluted income and per share amounts	$259	4,129	$0.06

For the Six Months Ended June 30, 2007	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(1,366)	4,126	$(0.33)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(1,366)	4,126	$(0.33)

Options to purchase 1,285,312 and 982,374 shares of Common Stock during the three months ended June 30, 2008 and 2007, respectively, and options to purchase 1,285,312 and 1,080,039 shares of Common Stock during the six months ended June 30, 2008 and 2007, respectively, were excluded from the computation of diluted net loss per share because the option exercise price was greater than the average market price of the shares.

3. INVENTORIES

Inventories as of June 30, 2008 and December 31, 2007 consisted of the following:

(In Thousands)

	June 30, 2008	December 31, 2007
Work in process	$4,990	$9,100
Raw materials and supplies	6,081	6,209
Finished goods	786	786

Total	11,857	16,095
Less reserves for obsolete inventory	(3,507)	(3,100)
Less milestone payments and customer deposits	(3,613)	(6,678)

Total inventories	$4,737	$6,317

A substantial portion of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. DEBT

Debt as of June 30, 2008 and December 31, 2007 consisted of the following:

(In Thousands)

	June 30, 2008	December 31, 2007
Senior Secured Note, interest at 15%	$5,000	$5,000
Capital lease obligations; interest from 5% to 15%, collateralized by security interest in certain equipment	4	7

Total long-term debt	5,004	5,007
Less portion reflected as current	(5,004)	(5)

Long term-debt, net of current portion	$—	$5,002

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

5. INCOME TAXES

During the six months ended June 30, 2008 and 2007, the Company recorded income tax expense (benefit) using an effective rate of 28.7% and 43.1% respectively. The effective income tax rate for the six months ended June 30, 2008 was impacted by the utilization of federal and state net operating loss carryforwards and the 100% valuation allowance on all deferred tax assets.

6. STOCK OPTIONS

Under the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. Options available to be granted under the Stock Option Plan amounted to approximately 136,000 at June 30, 2008. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant.

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

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Shares (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2007	1,157	$18.49
Granted	153	6.00
Exercised	—	—
Forfeited/Expired	(25)	20.24

Outstanding as of June 30, 2008	1,285	16.97

Exercisable as of June 30, 2008	1,197	17.64

The weighted average remaining term for outstanding stock options was 5.5 years at June 30, 2008. The aggregate intrinsic value at June 30, 2008 and 2007 was $0 and $522,312, respectively, for stock options outstanding and $0 and $403,557, respectively, for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock for those awards for which the market price exceeds the exercise price as of the reporting date.

The fair value of the options granted during the six months ended June 30, 2008 and 2007, were $1.24 and $3.90 respectively, and were estimated on the date of grant using the binominal method using the following weighted-average assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	3.49%	4.54%
Expected volatility	74%	60%
Expected term	5.12	4.38
Dividend yield	0%	0%
Exercise Factor	2.00	2.00
Post-Vest %	4.67%	5.04%

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

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock-based compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of June 30, 2008, approximately $155,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.4 years. There were no stock options exercised during the six months ended June 30, 2008 or 2007.

7. DEFERRED COMPENSATION PLAN

On December 28, 2006, the Company and Mr. Ronald A. Aramini, its President and Chief Executive Officer entered into a Second Amendment (the “Second Amendment”) to the Executive Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Agreement, as amended, provided for annual contributions by the Company to an associated rabbi trust for the benefit of Mr. Aramini over the term of his employment agreement. The Company contributed $359,861 during January 2007 for the 2006 calendar year. Pursuant to the Second Amendment to the Agreement, the Company’s final obligation to make a final $380,326 lump sum trust contribution for the 2007 calendar year was eliminated.

Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. The assets of the rabbi trust are invested in U.S. treasury bills and do not include Company Common Stock. In February 2008, the Plan disbursed approximately $2.1 million to Mr. Aramini from the deferred compensation plan assets, thereby reducing the deferred compensation plan liabilities by $2.1 million.

The fair market values of the assets in the rabbi trust at June 30, 2008 and December 31, 2007 were $0.8 million and $2.9 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the contractual liability in an amount equal to the change in the fair market value of the assets of the rabbi trust. The amounts accrued under this plan were $0.8 million and $2.9 million at June 30, 2008 and December 31, 2007, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan (the “Pension Plan”) in effect, which covers substantially all employees at its Birmingham, Alabama facility who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. The funding policy is consistent with the funding requirements under federal laws and regulations concerning pensions. During the six months ended June 30,

2008, the Company made no contributions to the Pension Plan. The Company does not expect to make any contributions to the Pension Plan in 2008 as the Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company during the first quarter of 2009. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions for the 2007 plan year which concludes on September 15, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. While contribution calculations for the 2008 plan year have not been completed, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008 nor the second quarterly contribution due July 15, 2008. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Components of the Pension Plan’s net periodic pension cost included in continuing operations were as follows:

(In Thousands)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Service cost	$318	$751	$636	$1,502
Interest cost	1,598	1,964	3,196	3,928
Expected return on plan assets	(1,993)	(2,444)	(3,986)	(4,888)
Amortization of prior service cost	190	333	380	666
Amortization of net loss	447	729	895	1,458

Net pension cost	$560	$1,333	$1,121	$2,666

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

Concentrations

A small number of the Company’s customers account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 100% of the Company’s revenues from continuing operations during each of the six months ended June 30, 2008 and 2007. The KC-135 program in and of itself comprised 82% and 73% of the Company’s total revenues from continuing operations during the six-month periods ended June 30, 2008 and 2007, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a material adverse effect on the Company’s financial position or results of operations.

Litigation

Breach of Contract Lawsuits

On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the Air Force in connection with the award to The Boeing Company (“Boeing”) of the KC-135 Program Depot Maintenance contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On July 18, 2008, Boeing filed a motion to dismiss the Company’s complaint, asserting that the Company is not an interested party with respect to the contract award, to which the Company is currently preparing a response. On July 25, 2008, the Court issued an order granting in part the Company’s motion to supplement the administrative record and to take discovery. The Company also has filed a motion for judgment on the administrative record that is currently pending before the Court. The Company has expended substantial financial resources in connection with these events. Management believes an adverse decision with respect to the Company’s claims would have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on nine 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services, Inc. in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered. On March 5, 2004, the Company filed a motion to dismiss the claim filed in the New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS has subsequently paid in full charges owed on four of the nine aircraft. The New York Court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Court granted the Company partial summary judgment as to two of the five GECAS counterclaims. Discovery was completed on September 15, 2007. The Court has set a trial date of January 12, 2009 for this case. Management believes that the results of the counterclaims by GECAS will not have a material impact on the Company’s financial position or results of operations.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both June 30, 2008 and December 31, 2007, which are included in accrued liabilities—other on the accompanying consolidated balance sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of June 30, 2008. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

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

In addition, in conjunction with the sale of Pemco World Air Services, Inc., formerly a wholly owned subsidiary of the Company (“PWAS”), to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”), WAS and the Company contracted for division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million dollars of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations were escrowed for a five-year period beginning September 19, 2007. No portion of the escrowed funds was considered as a portion of the gain recognized by the Company in connection with the sale of PWAS.

Furthermore, the Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

10. DISCONTINUED OPERATIONS

On September 19, 2007, the Company sold all of the outstanding stock of PWAS to WAS. The sale was approved by the Company’s stockholders on September 17, 2007. PWAS comprised substantially all of the CSS. In the second quarter of 2008, the Board of Directors approved a plan to divest the Company’s subsidiary, SVC, which comprised all of the MCS. The historical financial results of PWAS and SVC have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the business operations of PWAS and SVC are reported as discontinued operations and, accordingly, income from discontinued operations have been reported separately from continuing operations. Revenue and income from discontinued operations for the three- and six-month periods ended June 30, 2008 and 2007, respectively, were as follows:

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(In Thousands)		(In Thousands)
Revenue from discontinued operations	$496	$37,400	$2,015	$70,167
(Loss) income before income taxes from discontinued operations	$(1,378)	$3,028	$(1,867)	$5,076
Income tax expense from discontinued operations	—	1,222	—	2,188

(Loss) income from discontinued operations	$(1,378)	$1,806	$(1,867)	$2,888

Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $2,000 and $5,000 for the three- and six-month periods ended June 30, 2008, respectively. Interest expense allocated to discontinued operations was approximately $869,000 and $1,684,000 for the three- and six-month periods ended June 30, 2007, respectively.

To conform with this presentation, all prior periods have been reclassified. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

As of June 30, 2008 and December 31, 2007, net assets of discontinued operations, consisted of the following:

(In Thousands)

	June 30, 2008 (unaudited)	December 31, 2007
	(In Thousands)
Cash overdraft	$(88)	$(49)
Accounts receivable, net	3,770	3,966
Inventories, net	920	1,487
Prepaid expenses and other	25	33

Current assets	4,627	5,437

Property, plant and equipment, net	396	258
Deposits and other	57	55

Non-current Assets	453	313

Total assets	$5,080	$5,750

Current portion of long term debt	$44	$75
Accounts payable	203	380
Accrued expenses	131	113
Customer deposits in excess of cost	132	51

Current Liabilities	510	619

Long-term debt, less current portion	—	—
Long-term pension and post-retirement Liabilities	—	—
Other long-term liabilities	—	—

Non-current Liabilities	—	—

Total liabilities	510	619

Net assets	$4,570	$5,131

11. RESTRICTED CASH

Upon consummation of the sale of PWAS, the Company was required by Wachovia Bank to post cash collateral for an outstanding letter of credit covering workers compensation claims in the amount of approximately $1.2 million. The Company’s workers compensation insurance carrier agreed to reduce the required letter of credit to $580,000 once PWAS secured a separate letter of credit for their workers compensation claims. In April 2008, PWAS secured a separate letter of credit and the Company was able to reduce the letter of credit and the required collateral to $580,000. The restricted cash of $580,000 has no contractual release date and has been classified as long-term in the consolidated balance sheets.

12. RELATED PARTY TRANSACTIONS

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer, approximately $0.4 million under the terms of a promissory note. The promissory note carried a fixed interest rate of 5% per annum and was payable within 60 days of Mr. Aramini’s termination of employment with the Company. On March 26, 2007, Mr. Aramini paid the accumulated interest on the promissory note. On February 1, 2008, the Company forgave in full the loan represented by the promissory note, including all accrued and unpaid interest to date, in recognition of Mr. Aramini’s dual role as Chief Executive Officer of the Company and as acting President of the Company’s former subsidiary, PWAS, including Mr. Aramini’s critical role in the successful sale of PWAS. The Company recorded a charge to selling, general and administrative expenses for the forgiveness of the loan.

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

The financial condition of the Company, which operated as a subcontractor to the Boeing Company (“Boeing”), has been impacted by several extraordinary events in connection with the U.S. Air Force (“USAF”) KC-135 Program Depot Maintenance (“PDM”) program and the related recompetition for the new KC-135 contract award. In summary, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. As part of the Company’s teaming arrangement with Boeing on the existing KC-135 contract, the Company had already spent several million dollars to meet Boeing’s new requirement that the Company adopt its KC-135 methodology. From July 2006 to September 2007, the Company spent another million dollars preparing its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the GAO that in response to its recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On May 2, 2008, the GAO dismissed the change of work scope portion of the protest on the basis that the USAF has not made a determination regarding potential changes to the contract requirements. The GAO decision provides the Company the right to re-submit its protest for consideration in the event the USAF subsequently pursues a course of action consistent with the Company’s factual allegations. On June 13, 2008, the GAO denied the remainder of the Company’s March 11 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the Air Force in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On July 18, 2008, Boeing filed a motion to dismiss the Company’s complaint, asserting that the Company is not an interested party with respect to the contract award, to which the Company is currently preparing a response. On July 25, 2008, the Court issued an order granting in part the Company’s motion to supplement the administrative record and to take discovery. The Company also has filed a motion for judgment on the administrative record that is currently pending before the Court. The Company has expended substantial financial resources in connection with these events.

In order to adjust for and mitigate the effects of the events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified with the Small Business Administration as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing its defined benefit pension plan (the “Pension Plan”) for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. In addition, the Board of Directors, in a unified move to support the Company, agreed to a 50% reduction in all Board fees in 2008.

If the new legal action in connection with the KC-135 PDM contract does not result in a positive outcome for the Company, it would have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock. The Company and Boeing continue to be teamed on the KC-135 Bridge Contract for which the USAF exercised a second six-month option to extend through September 30, 2008. There are no assurances that the Company will receive more than the eight aircraft already inducted during these two six-month extensions of the KC-135 Bridge Contract.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 versus three months ended June 30, 2007

The table below presents major highlights from the three months ended June 30, 2008 and 2007, excluding the results of discontinued operations except for net (loss) income.

(In Millions)

	2008	2007	% Change
Revenue	$12.51	$15.78	(20.7)%
Gross profit	1.21	0.68	77.9%
Operating loss from continuing operations	(0.94)	(1.79)	47.5%
Loss from continuing operations before taxes	(1.13)	(1.98)	42.9%
Loss from continuing operations	(1.06)	(1.18)	10.2%
Net (loss) income	(2.44)	0.63	(487.3)%
EBITDA from continuing operations	(0.52)	(1.36)	61.8%

The Company defines operating loss from continuing operations, as shown in the above table, as revenues less cost of revenues, less selling, general and administrative expenses.

EBITDA from continuing operations for the quarters ended June 30, 2008 and 2007 was calculated using the following approach:

(In Millions)

	2008	2007
Loss from continuing operations	$(1.06)	$(1.18)
Interest expense	0.19	0.19
Taxes	(0.07)	(0.80)
Depreciation and amortization	0.42	0.43

EBITDA from continuing operations	$(0.52)	$(1.36)

The Company presents Earnings Before Interest, Taxes, Depreciation and Amortization from continuing operations, more commonly referred to as EBITDA from continuing operations, because its management uses the measure to evaluate the Company’s performance and to allocate resources. In addition, the Company believes EBITDA is an important gauge used by commercial banks, investment banks, other financial institutions, and current and potential investors, to approximate its cash generation capability. Accordingly, the Company has included EBITDA as part of this report. The depreciation and amortization amounts used in the EBITDA calculation are those that were recorded in the consolidated statements of operations in this report. Due to the long-term nature of much of the Company’s business, the depreciation and amortization amounts recorded in the consolidated statements of operations will not directly match the change in accumulated depreciation and amortization reflected on the Company’s consolidated balance sheets. This is a result of the capitalization of depreciation expense on long-term contracts into work-in-process. EBITDA from continuing operations is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as a substitute for or superior to other measures of financial performance reported in accordance with GAAP. EBITDA from continuing operations as presented herein may not be comparable to similarly titled measures reported by other companies.

The Company’s 2008 second quarter revenue decreased $3.3 million as compared to 2007 second quarter revenue. Revenue from the KC-135 PDM program decreased $1.4 million during the second quarter of 2008 versus the second quarter of 2007. The KC-135 program, which accounted for 82% of revenue in the second quarter of 2008 and 73% of revenue in the second quarter of 2007, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During each of the second quarter of 2008 and second quarter of 2007, the Company delivered three PDM aircraft and no drop-ins. Revenue decreased on the KC-135 program in the second quarter of 2008 versus the second quarter of 2007 due to a decrease in the contractual price for each aircraft delivered. The Company did not deliver any P-3 aircraft in the second quarter of 2008 versus one P-3 aircraft in the second quarter of 2007, resulting in a decrease in P-3 revenue of $1.4 million. The Company is continuing to pursue additional contracts to perform maintenance services on P-3 aircraft. Revenue decreased $0.5 million under contracts to perform non-routine maintenance work on other aircraft, primarily USAF C-130 aircraft.

Gross profit increased from $0.7 million during the second quarter of 2007 to $1.2 million during the second quarter of 2008. Gross profit on KC-135 revenue decreased $0.2 million due to decreased revenue. Cost of revenue on the KC-135 program decreased as a percentage of revenue due to increased efficiencies on the KC-135 maintenance line. Gross profit increased $0.9 million as a result of losses on the P-3 program recorded in the second quarter of 2007 for which there were no comparable losses in the second quarter of 2008.

Selling, general and administrative (“SG&A”) expenses decreased $0.3 million during the second quarter of 2008 compared to the second quarter of 2007. The Company made expense reductions of $0.9 million in the second quarter of 2008 as compared to the second quarter of 2007. These expense reductions were partially offset by $0.6 million of legal fees associated with the KC-135 contract protest and legal action. During the second quarter of 2007, the Company incurred $0.6 million of corporate SG&A expenses that previously had been allocated to PWAS and SVC for segment reporting purposes. Under accounting principles generally accepted in the United States, these allocated amounts are recorded in continuing operations rather than discontinued operations.

Total interest expense, (including amounts that are included in discontinued operations of $0.9 million), decreased to $0.2 million in the second quarter of 2008 from $1.1 million in the second quarter of 2007. Interest expense decreased primarily as a result of the extinguishment of a large portion of the Company’s debt when PWAS was sold.

During the second quarter of 2008, the Company recorded income tax expense at an effective rate of 6.2% for continuing operations as a result of utilizing net operating loss carryforwards which previously were subject to a deferred tax valuation allowance. At June 30, 2008 and December 31, 2007, all deferred tax assets were subject to a deferred tax valuation allowance. During the second quarter of 2007, the Company recorded income tax benefits at an effective rate of 40.3%. The effective income tax rate is impacted by the allocation of taxable gains or losses between operations in Alabama and California. Net operating loss carry forwards for discontinued operations in California were subject to a deferred tax valuation allowance in the second quarter of 2007.

Results from Discontinued Operations

Revenue at SVC decreased from $3.4 million in the second quarter of 2007 to $0.5 million in the second quarter of 2008. The decrease in revenue is due to the completion or decreased scope of work on several engineering and manufacturing contracts. SVC recorded $1.4 million in losses in the second quarter of 2008 as a result of the decrease in revenue and for cost overruns on a material battery contract.

Six months ended June 30, 2008 versus six months ended June 30, 2007

The table below presents major highlights from the six months ended June 30, 2008 and 2007, excluding the results of discontinued operations except for net (loss) income.

(In Millions)

	2008	2007	% Change
Revenue	$32.12	$35.41	(9.3)%
Gross profit	5.80	3.36	72.6%
Operating income (loss) from continuing operations	0.76	(2.03)	137.4%
Income (loss) from continuing operations before taxes	0.36	(2.40)	115.0%
Income (loss) from continuing operations	0.26	(1.37)	119.0%
Net (loss) income	(1.61)	1.52	(205.9)%
EBITDA from continuing operations	1.70	(1.17)	245.3%

The Company defines operating income (loss) from continuing operations, as shown in the above table, as revenues less cost of revenues, less selling, general and administrative expenses.

EBITDA from continuing operations for the six months ended June 30, 2008 and 2007 was calculated using the following approach:

(In Millions)

	2008	2007
Income (loss) from continuing operations	$0.26	$(1.37)
Interest expense	0.40	0.38
Taxes	0.10	(1.04)
Depreciation and amortization	0.94	0.86

EBITDA from continuing operations	$1.70	$(1.17)

The Company’s revenue for the first six months of 2008 declined $3.3 million from revenue for the first six months of 2007. Revenue from the KC-135 PDM program increased $0.4 million during the first six months of 2008 versus the first six months of 2007. The KC-135 program, which accounted for 82% of revenue in the first six months of 2008 and 73% of revenue in the first six months of 2007, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. During each of the first six months of 2008 and first six months of 2007, the Company delivered seven PDM aircraft and no drop-ins. Revenue increased on the KC-135 program in the first six months of 2008 versus the first six months of 2007 due to an increase in the contractual price for each aircraft delivered. The Company delivered one P-3 aircraft in the first six months of 2008 versus three P-3 aircraft in the first six months of 2007, resulting in a decrease in P-3 revenue of $2.5 million. The Company is continuing to pursue additional contracts to perform maintenance services on P-3 aircraft. Revenue decreased $1.2 million under contracts to perform non-routine maintenance work on other aircraft, primarily USAF C-130 aircraft.

Gross profit increased from $3.4 million during the first six months of 2007 to $5.8 million during the first six months of 2008. Gross profit on KC-135 revenue increased $1.4 million due to increased revenue and improvements in productivity. Cost of revenue on the KC-135 program decreased as a percentage of revenue due to increased efficiencies on the KC-135 maintenance line. Gross profit increased $1.1 million as a result of losses on the P-3 program in the first six months of 2007 for which there were no comparable losses in the first six months of 2008.

SG&A expenses decreased $0.3 million during the first six months of 2008 compared to the first six months of 2007. The Company made expense reductions of $1.8 million in the first six months of 2008 as compared to the first six months of 2007. These expense reductions were partially offset by $1.0 million of legal fees associated with the KC-135 contract protest and legal action. Also, during the first six months of 2008, the Company forgave a related party receivable and accrued interest of $0.5 million (See “RELATED PARTY TRANSACTIONS” below). During the first six months of 2007, the Company incurred $1.6 million of corporate SG&A expenses that previously had been allocated to PWAS and SVC for segment reporting purposes. Under accounting principles generally accepted in the United States, these allocated amounts are recorded in continuing operations rather than discontinued operations.

Total interest expense, (including amounts that are included in discontinued operations of $1.7 million), decreased to $0.4 million in the first six months of 2008 from $2.1 million in the first six months of 2007. Interest expense decreased primarily as a result of extinguishing a large portion of the Company’s debt when PWAS was sold.

During the first six months of 2008, the Company recorded income tax expense at an effective rate of 28.7% for continuing operations as a result of utilizing net operating loss carryforwards which previously were subject to a deferred tax valuation allowance. At June 30, 2008 and December 31, 2007, all deferred tax assets were subject to a deferred tax valuation allowance. During the first six months of 2007, the Company recorded income tax benefits at an effective rate of 43.1%. The effective income tax rate is impacted by the allocation of taxable gains or losses between operations in Alabama and California. Net operating loss carry forwards for discontinued operations in California were subject to a deferred tax valuation allowance in the first six months of 2007.

Results from Discontinued Operations

Revenue at SVC decreased from $5.0 million in the first six months of 2007 to $2.0 million in the first six months of 2008. The decrease in revenue is due to the completion or decreased scope of work on several engineering and manufacturing contracts. SVC recorded $1.9 million in losses in the first six months of 2008 as a result of the decrease in revenue and for cost overruns on a material battery contract.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	June 30, 2008	December 31, 2007	Change
Cash	$12,357	$8,799	$3,558
Working capital	12,568	16,193	(3,625)
Debt and capital lease obligations	5,004	5,007	(3)
Stockholders’ equity	16,176	16,326	(150)
Debt to equity ratio	0.31	0.31	0.00

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

The Company’s primary sources of liquidity and capital resources include cash-on-hand, cash flows from operations (primarily from collection of accounts receivables and conversion of work-in-process inventory to cash) and potential borrowing capability through lenders. Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the results of the Company’s legal action protesting the U.S. Air Force (“USAF”) award of the KC-135 contract to Boeing; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and potential divestitures. The Company anticipates that cash-on-hand will be sufficient to fund operations, make minimal capital expenditures and make scheduled payments on debt obligations for the next twelve months. The Company does not have sufficient cash to make the required contributions to its defined benefit pension plan without negatively impacting the cash and liquidity of the Company during the first quarter of 2009. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions for the 2007 plan year which concludes on September 15, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. Contribution calculations for the 2008 plan year have not been completed. However, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million, with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008 nor the second quarterly payment due July 15, 2008. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is successful in its legal action protesting the USAF award of the KC-135 contract to Boeing that is pending before the U.S. Court of Federal Claims;

•	whether the Company is granted a waiver of contributions to its defined benefit plan for the 2007 plan year;

•	whether the Company applies for and is granted a waiver of contributions to its defined benefit plan for the 2008 plan year;

•	whether the Company is successful in selling its subsidiary, SVC;

•

whether the Company is successful in winning individual task orders for C-130 maintenance services as a subcontractor with its teammates on an indefinite quantity, indefinite delivery contract awarded in July 2008;

•

whether the Company is able to win additional contracts, including in part as a result of qualifying with the Small Business Administration as a small business under certain North American Industry Classification System codes;

•	whether the Company is able to obtain additional financing from lenders to fund working capital increases that may be necessary if additional contracts are won; and

•	whether the $5.0 million Senior Secured Note which matures on February 15, 2009 is extended.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

Cash Flow Overview

Operating activities provided $3.9 million during the first six months of 2008, compared to $1.4 million during the first six months of 2007. Cash payments to fund the Company’s Pension Plan exceeded pension expense by $2.0 million in the first six months of 2007 versus pension expense exceeding contributions to the Pension Plan by $1.1 million in the first six months of 2008 due to the

Company not making any contributions in 2008. The reduction of accounts receivable and inventories, partially offset by a reduction of accounts payable and accrued liabilities, provided $2.7 million of cash in the first six months of 2008. Cash of $0.3 million and $0.4 million was used during the first six months of 2008 and 2007, respectively, for minimal capital expenditures. Financing activities used $1.0 million in the first six months of 2007, as the Company used $1.0 million to service the revolving credit facility and long-term debt during the first six months of 2007.

Future Capital Requirements

The Company’s potential capital requirements over the next twelve months include: required minimum funding of the Pension Plan (noted below), principal and interest payments of long-term debt, the cost of the legal action protesting the award of the KC-135 PDM contract to Boeing, and working capital required to fund increases in accounts receivable, inventory and equipment if the Company is awarded new contracts.

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

The Company does not have sufficient cash to make the required contributions to the Pension Plan without negatively impacting the cash and liquidity of the Company during the first quarter of 2009. Therefore, the Company applied on February 29, 2008 to the Internal Revenue Service for a waiver of contributions for the 2007 plan year which concludes on September 15, 2008. Without a waiver of contributions, the Company would be required to contribute approximately $3.7 million for the 2007 plan year by September 15, 2008. While contribution calculations for the 2008 plan year have not been completed, the Company currently estimates that the quarterly payments for the 2008 plan year will be approximately $1.1 million to $1.2 million, with the first quarterly payment due April 15, 2008. The Company did not make the first quarterly contribution due April 15, 2008 nor the second quarterly payment due July 15, 2008. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year. There are no assurances that the waiver will be granted. If the waiver is not granted, the Company may not have sufficient internal resources to fund operations for the next twelve months and will have to pursue external financing which may or may not be available.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”) pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears beginning March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default and the payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions. On July 31, 2006, Silver Canyon sold the Note and assigned the Note Purchase Agreement to the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended to the earlier of (1) February 15, 2008, or (2) the date on which amounts outstanding under the Company’s revolving credit facility become due and payable. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date for the Note. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009. All other terms and conditions of the Note and the Note Purchase Agreement remain the same. There are no assurances that the maturity date of the Note will be extended again, and payment of the Note could negatively impact the cash and liquidity of the Company during the first quarter of 2009.

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

On December 28, 2006, the Company and Mr. Aramini entered into a Second Amendment (the “Second Amendment”), to the Executive Deferred Compensation Agreement, dated as of May 3, 2002 (the “Agreement”), between the Company and Mr. Aramini. The Agreement, as amended, provided for annual contributions by the Company to an associated rabbi trust for the benefit of Mr. Aramini over the term of his employment agreement. The Company contributed $359,861 during January 2007 for the 2006 calendar year. Pursuant to the Second Amendment to the Agreement, the Company’s obligation to make a final $380,326 lump sum trust contribution for the 2007 calendar year was eliminated. Company contributions to the trust are invested by the trustee and are to be disbursed to Mr. Aramini in accordance with the terms of the Agreement. In February 2008, the Plan disbursed approximately $2.1 million to Mr. Aramini from the deferred compensation plan assets, thereby reducing the deferred compensation plan liabilities by $2.1 million.

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

INTERNAL CONTROLS AND PROCEDURES

The Company experienced a significant level of turnover of financial personnel in 2007 and 2008 and experienced a reduction of full-time finance employees. As a result thereof, the Company determined that the material weakness due to the lack of financial resources remained at June 30, 2008 and December 31, 2007. The Company re-evaluated the staffing of its accounting function both in terms of number of personnel and level of expertise during the second quarter of 2008. As a result of this re-evaluation, the Company has added an additional certified public accountant and a senior accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. In addition, the Company believes the sale of PWAS will simplify the financial reporting in 2008 and future periods. Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s six months ended June 30, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that there have been no significant changes during the six months ended June 30, 2008 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

BACKLOG

The following table presents the Company’s backlog from continuing operations at June 30, 2008 and December 31, 2007:

(In Thousands)

Customer Type	June 30, 2008	December 31, 2007
KC-135 Aircraft	$12,233	$24,945
C-130 Aircraft	1,111	2,160
P-3 Aircraft	—	1,274

Total	$13,344	$28,379

Total backlog decreased $15.0 million during the first half of 2008. Substantially all of the Company’s contracts are in the final completion phase. The Company has proposed and is expecting to continue to propose on several U.S. Government programs in the next twelve months. The Company expects that several U.S. Government program awards will be made by the end of the U.S. Government’s fiscal year which ends on September 30, 2008. However, there can be no assurance that the Company will receive any of these awards.

CONTINGENCIES

See Note 9 to the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors discussed under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s 2007 Annual Report on Form 10-K, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

The Company experienced a significant level of turnover of financial personnel in 2007 and 2008 and experienced a reduction of full-time finance employees. As a result thereof, the Company determined that the material weakness due to the lack of financial resources existed at June 30, 2008 and December 31, 2007. The Company re-evaluated the staffing of its accounting function both in terms of number of personnel and level of expertise during the second quarter of 2008. As a result of this re-evaluation, the Company has added an additional certified public accountant and a senior accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. In addition, the Company believes the sale of PWAS will simplify the financial reporting in 2008 and future periods.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s six months ended June 30, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K, other than with respect to the following risk factor, which has been revised to reflect that the Government Accountability Office has dismissed the Company’s protest of the award of the USAF KC-135 contracts and that the Company has filed a complaint with the United States Court of Federal Claims protesting the actions of the Air Force in connection with the award to Boeing of the KC-135-PDM contract.

All of the Company’s Revenues is Derived From a Few Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of contracts accounts for all of the Company’s revenues. Contracts with the U.S. Government comprised approximately 100% of the Company’s revenues from continuing operations during 2008 and 2007. The USAF KC-135 PDM program in and of itself accounted for 82% of revenue in the first six months of 2008 and 73% of revenue in the first six months of 2007. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock.

Boeing LSS and AAII-Birmingham agreed to continue as partners on the KC-135 PDM program during August 2005. This agreement resulted from the USAF decision to re-compete the KC-135 PDM contract. In the spring of 2006, the USAF changed the best estimated quantity (“BEQ”) for the competition for the follow-on contract from 44 to 24 aircraft annually. With this reduction, Boeing purported to terminate the Boeing/AAII-Birmingham teaming agreement. The Company requested, and the government agreed, to open the competition to additional potential suppliers. GSS developed an independent proposal which was submitted to the USAF in September 2006. A Request for a Final Proposal Revision was released by the USAF in mid-January 2007, to which the Company responded on February 23, 2007. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the contract was stayed for 100 days pending the results of the protest. On December 27, 2007 the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. The USAF filed a Request for Reconsideration on January 7, 2008, which was denied by the GAO on February 1, 2008. On March 3, 2008, the USAF advised the Company that in response to the recommendation by the GAO it had completed additional review, documentation and a new award decision and that the Company’s proposal was not selected for award. Company officials attended a debriefing from the USAF on the new award decision on March 7, 2008. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On May 2, 2008, the GAO dismissed the change-of-work protest on the basis that the USAF has not made a determination regarding potential changes to the contract requirements. The GAO decision provides the Company the right to re-submit its protest for consideration in the event the USAF subsequently pursues a course of action consistent with the Company’s factual allegations. On June 13, 2008, the GAO denied the remainder of the Company’s March 11 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the Air Force in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On July 18, 2008, Boeing filed a motion to dismiss the Company’s complaint, asserting that the Company is not an interested party with respect to the contract award, to which the Company is currently preparing a response. On July 25, 2008, the Court issued an order granting in part the Company’s motion to supplement the administrative record and to take discovery. The Company also has filed a motion for judgment on the administrative record that is currently pending before the Court. The Company has expended substantial financial resources in connection with these events. If the protest does not result in a positive outcome for the Company, it could have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

The Company is a Party to Legal Proceedings that Could be Costly to Resolve or the Outcome of which Could have a Material Adverse Effect on the Company’s Financial Condition and Prospects, Materially Harm the Company’s Business and Impair the Value of its Common Stock.

The Company is exposed to legal claims relating to the services it provides. The Company is currently a party to several legal proceedings, including breach of contract claims and claims based on the Company’s employment practices. While the Company maintains insurance covering many risks from its business, the insurance may not cover all relevant claims or may not provide sufficient coverage. If the Company’s insurance coverage does not cover all costs resulting from these claims, an adverse determination on these claims could materially harm the Company’s business and impair the value of its Common Stock. In addition, On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the Air Force in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On July 18, 2008, Boeing filed a motion to dismiss the Company’s complaint, asserting that the Company is not an interested party with respect to the contract award, to which the Company is currently preparing a response. On July 25, 2008, the Court issued an order granting in part the Company’s motion to supplement the administrative record and to take discovery. The Company also has filed a motion for judgment on the administrative record that is currently pending before the Court. If the protest does not result in a positive outcome for the Company, it could have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 15, 2008. At the meeting, stockholders elected Hugh Steven Wilson and Thomas C. Richards as Class II directors to serve until 2011.

The number of votes cast for or withheld for each director nominee was as follows:

Nominee	For	Withheld
Hugh Steven Wilson	3,333,562	66,172
Thomas C. Richards	3,373,743	25,991

Robert E. Joyal and Michael E. Tennenbaum continued in office as members of the Board of Directors with their terms expiring at the 2009 Annual Meeting of Stockholders. Ronald A. Aramini, Harold T. “Skip” Bowling and Ronald W. Yates continued in office as members of the Board of Directors with their terms expiring at the 2010 Annual Meeting of Stockholders.

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

ALABAMA AIRCRAFT INDUSTRIES, INC.

Dated: August 14, 2008	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President
and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

-S1-