Form 10-Q
period 2008-09-30
ALABAMA AIRCRAFT INDUSTRIES, INC
filed 2008-11-14
CIK 771729

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008, or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, $.0001 par value	4,128,950

INDEX

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(In Thousands)

	September 30, 2008 (Unaudited)	December 31, 2007
Current assets:
Cash and cash equivalents	$7,795	$8,799
Accounts receivable, net	5,881	7,397
Inventories, net	4,339	6,317
Prepaid expenses and other	1,002	620
Assets of discontinued operations	3,609	5,437

Total current assets	22,626	28,570

Machinery, equipment and improvements at cost:
Machinery and equipment	20,677	20,637
Leasehold improvements	18,921	18,719
Construction-in-process	—	31

	39,598	39,387
Less accumulated depreciation and amortization	(28,010)	(26,808)

Net machinery, equipment and improvements	11,588	12,579

Other non-current assets:
Deposits and other	973	3,158
Restricted cash-letter of credit	586	1,235
Related party receivable	—	440
Assets of discontinued operations	452	313

Total other non-current assets	2,011	5,146

Total assets	$36,225	$46,295

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Information)

	September 30, 2008 (Unaudited)	December 31, 2007
Current liabilities:
Current portion of long-term debt	$5,003	$5
Accounts payable—trade	2,107	3,060
Accrued health and dental	364	491
Accrued liabilities—payroll related	2,684	2,845
Accrued liabilities—other	1,074	1,700
Customer deposits in excess of cost	3,020	3,657
Liabilities of discontinued operations	566	619

Total current liabilities	14,818	12,377

Long-term debt, less current portion	—	5,002
Long-term pension and post-retirement benefit liabilities	5,541	9,654
Other long-term liabilities	763	2,936

Total liabilities	21,122	29,969

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 outstanding at September 30, 2008 and December 31, 2007	1	1
Additional paid-in capital	15,287	15,067
Retained earnings	27,002	30,358
Treasury stock, at cost – 413,398 shares at September 30, 2008 and December 31, 2007	(8,623)	(8,623)
Accumulated other comprehensive loss: Pension and post-retirement liabilities	(18,564)	(20,477)

Total stockholders’ equity	15,103	16,326

Total liabilities and stockholders’ equity	$36,225	$46,295

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Information)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Revenue	$6,773	$13,903
Cost of revenue	6,691	14,234

Gross profit (loss)	82	(331)
Selling, general and administrative expenses	1,394	2,126

Operating loss	(1,312)	(2,457)
Interest expense	192	188

Loss from continuing operations before income taxes	(1,504)	(2,645)
Income tax (benefit) expense	(394)	8,211

Loss from continuing operations	(1,110)	(10,856)
(Loss) income from discontinued operations, net of tax	(638)	49
Gain on sale of discontinued operations, net of tax	—	11,343

Net (loss) income	$(1,748)	$536

Net loss per common share:
Basic loss from continuing operations	$(0.27)	$(2.63)
Basic (loss) income from discontinued operations	$(0.15)	$2.76
Basic net (loss) income per share	$(0.42)	$0.13
Diluted loss from continuing operations	$(0.27)	$(2.63)
Diluted (loss) income from discontinued operations	$(0.15)	$2.76
Diluted net (loss) income per share	$(0.42)	$0.13
Weighted average common shares outstanding:
Basic	4,129	4,128
Diluted	4,129	4,128

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Information)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenue	$38,892	$49,316
Cost of revenue	33,013	46,291

Gross profit	5,879	3,025
Selling, general and administrative expenses	6,433	7,508

Operating loss	(554)	(4,483)
Interest expense	587	563

Loss from continuing operations before income taxes	(1,141)	(5,046)
Income tax (benefit) expense	(290)	7,176

Loss from continuing operations	(851)	(12,222)
(Loss) income from discontinued operations, net of tax	(2,505)	2,937
Gain on sale of discontinued operations, net of tax	—	11,343

Net (loss) income	$(3,356)	$2,058

Net loss per common share:
Basic loss from continuing operations	$(0.21)	$(2.96)
Basic (loss) income from discontinued operations	$(0.61)	$3.46
Basic net (loss) income per share	$(0.81)	$0.50
Diluted loss from continuing operations	$(0.21)	$(2.96)
Diluted (loss) income from discontinued operations	$(0.61)	$3.46
Diluted net (loss) income per share	$(0.81)	$0.50
Weighted average common shares outstanding:
Basic	4,129	4,127
Diluted	4,129	4,127

The accompanying notes are an integral part of these consolidated financial statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net (loss) income	$(3,356)	$2,058

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	1,339	2,348
Amortization of intangible assets	—	260
Provision for deferred income taxes	—	14,514
Funding in excess of pension cost	(2,200)	(5,125)
Provision for losses on receivables	61	381
Provision for inventory valuation	576	(69)
Gain on Sale of Pemco World Air Services	—	(17,463)
Loss on disposals of machinery and equipment	—	42
Reversal of losses on contracts-in-process	(1,261)	(460)
Forgiveness of related party receivable	440	—
Stock based compensation expense	220	646
Changes in assets and liabilities:
Restricted cash	649	(1,235)
Accounts receivable, trade	2,812	2,782
Inventories	3,175	(884)
Prepaid expenses and other	(384)	674
Deposits and other	2,185	(423)
Customer deposits in excess of cost	(448)	3,110
Accounts payable and accrued liabilities	(4,274)	(1,860)

Total adjustments	2,890	(2,762)

Net cash used in operating activities	(466)	(704)

Cash flows from investing activities:
Capital expenditures	(487)	(577)
Proceeds from the sale of Pemco World Air Services	—	31,265

Net cash (used in) provided by investing activities	(487)	30,688

Cash flows from financing activities:
Proceeds from exercise of stock options	—	8
Net change under revolving credit facility	—	(21,855)
Principal payments under long-term debt	(51)	(1,736)
Restricted cash-Airport Authority Term Loan	—	(1,960)

Net cash used in financing activities	(51)	(25,543)

Net (decrease) increase in cash and cash equivalents	(1,004)	4,441

Cash and cash equivalents, beginning of period	8,799	23

Cash and cash equivalents, end of period	$7,795	$4,464

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$595	$2,688

Income taxes	$789	$59

The accompanying notes are an integral part of these consolidated financial statements

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine-Month and Three-Month Periods Ended

September 30, 2008 and 2007

1. CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial statements have been prepared by Alabama Aircraft Industries, Inc. (the “Company”) following the requirements of the Securities and Exchange Commission for interim reporting, and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

The Company’s primary sources of liquidity and capital resources include cash-on-hand and cash flows from operations (primarily from collection of accounts receivable and conversion of work-in-process inventory to cash). Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the number of KC-135 inducted as a result of the U.S. Air Force (“USAF”) extension of the Company’s KC-135 bridge contract with The Boeing Company (“Boeing”) (See Note 9); collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan (“Pension Plan”); settlements of various claims; and potential divestiture of SVC. The Company anticipates that cash-on-hand will be sufficient to fund operations, make moderate capital expenditures, make scheduled interest payments on its debt obligation for the next twelve months and make the required contributions to its Pension Plan in the event a waiver of pension contributions is not granted by the Internal Revenue Service (“IRS”). The Company is currently in negotiations to extend the maturity date of its debt.

The Company applied on February 29, 2008 to the IRS for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On September 23, 2008, the IRS issued a tentative denial of the 2007 plan year waiver request. Company officials have met with representatives from the IRS and the Pension Benefit Guaranty Corporation (“PBGC”) and presented additional information concerning the 2007 plan year pension waiver request. A final answer from the IRS on the 2007 plan year waiver request is expected in early December 2008. If a waiver is granted, the contributions for the 2007 plan year already made may be considered a 2008 plan year contribution or the Company’s waiver request may be converted from a 2007 plan year waiver request to a 2008 plan year waiver request. Without a waiver of contributions, the Company would be required to contribute approximately $2.1 million for the 2008 plan year for missed quarterly contributions. The Company did not make the first quarterly contribution due April 15, 2008, the second quarterly contribution due July 15, 2008, or the third quarterly contribution due October 15, 2008. As a result of the missed quarterly contributions, the PBGC filed liens on the Company’s assets. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is granted a waiver of contributions to its defined benefit plan for the 2007 plan year;

•	whether recent stock market volatility increases the required minimum contributions to the defined benefit plan for the 2009 plan year;

•	whether the Company is successful in selling its subsidiary, SVC;

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

•	whether the Company is able to obtain additional financing from lenders to fund working capital increases that may be necessary if additional contracts are won; and

•	whether current negotiations are successful in extending the maturity date of the $5.0 million Senior Secured Note which matures on February 15, 2009.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The Statement defines levels within the hierarchy as follows:

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of September 30, 2008:

(In Thousands)

	Fair Value Measurements as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation Plan Assets (1)	$763	$—	$—	$763

(1)	Deferred compensation plan assets, included in the accompanying consolidated balance sheets in deposits and other, are measured using quoted market prices in the active markets.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Financial Accounting Standards No. 133 (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and for hedging activities. This statement requires more specific disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and how derivative instruments and related hedge items affect an entity’s financial position, results of operations and cash flows. The provisions of this standard will be effective for the Company beginning January 1, 2009. Since SFAS No. 161 only requires additional disclosures concerning derivatives and hedging activities, this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective for fiscal years beginning after November 15, 2008. We expect that the adoption of SFAS No. 162 will not have a material impact on our consolidated financial position, results of operations or cash flows.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists primarily of net income (loss) and the after tax impact of the pension and postretirement liabilities. Comprehensive (loss) was approximately ($1,111,000) and ($1,443,000) for the three and nine-month periods ended September 30, 2008. Comprehensive income was approximately $1,461,000 and $4,337,000 for the three and nine-month periods ended September 30, 2007.

2. INCOME FROM CONTINUING OPERATIONS PER SHARE

Computation of basic and diluted income from continuing operations per share for the three-month and nine-month periods ended September 30, 2008 and 2007 is as follows:

(In Thousands, Except Share and Per Share Information)

For the Three Months Ended September 30, 2008	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(1,110)	4,129	$(0.27)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(1,110)	4,129	$(0.27)

For the Three Months Ended September 30, 2007	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(10,856)	4,128	$(2.63)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(10,856)	4,128	$(2.63)

For the Nine Months Ended September 30, 2008	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(851)	4,129	$(0.21)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(851)	4,129	$(0.21)

For the Nine Months Ended September 30, 2007	Loss from Continuing Operations	Shares Outstanding	Loss Per Share
Basic loss and per share amounts	$(12,222)	4,127	$(2.96)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(12,222)	4,127	$(2.96)

Options to purchase 1,262,879 and 967,590 shares of common stock during the three months ended September 30, 2008 and 2007, respectively, and options to purchase 1,262,879 and 977,143 shares of common stock during the nine months ended September 30, 2008 and 2007, respectively, were excluded from the computation of diluted net loss per share because the option exercise price was greater than the average market price of the shares.

3. INVENTORIES

Inventories as of September 30, 2008 and December 31, 2007 consisted of the following:

(In Thousands)

	September 30, 2008	December 31, 2007
Work in process	$8,755	$9,100
Raw materials and supplies	6,162	6,209
Finished goods	786	786

Total	15,703	16,095
Less reserves for obsolete inventory	(3,675)	(3,100)
Less milestone payments and customer deposits	(7,689)	(6,678)

Total inventories	$4,339	$6,317

A substantial portion of the above inventories relate to U.S. government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts.

4. DEBT

Debt as of September 30, 2008 and December 31, 2007 consisted of the following:

(In Thousands)

	September 30, 2008	December 31, 2007
Senior Secured Note, interest at 15%	$5,000	$5,000
Capital lease obligations; interest from 5% to 15%, collateralized by security interest in certain equipment	3	7

Total long-term debt	5,003	5,007
Less portion reflected as current	(5,003)	(5)

Long term-debt, net of current portion	$—	$5,002

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on July 31, 2007 to extend the maturity date of the Note to February 15, 2009. The Company is currently in negotiations with representatives of the Special Value Bond Fund, LLC to extend the maturity date of the note.

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

5. INCOME TAXES

The effective income tax rate for the three months and nine months ended September 30, 2008 and 2007 was impacted by the 100% valuation allowance on all deferred tax assets. During the three months and nine months ended September 30, 2008, the Company recorded an income tax benefit of $0.3 million related to the recovery of amounts previously expensed in 2007.

6. STOCK OPTIONS

Under the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), a maximum aggregate of 2,000,000 shares of common stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. Options available to be granted under the Stock Option Plan amounted to approximately 159,000 at September 30, 2008. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant.

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

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Options (In Thousands)	Weighted average exercise price per share
Outstanding as of December 31, 2007	1,157	$18.49
Granted	153	6.00
Exercised	—	—
Forfeited/Expired	(47)	20.81

Outstanding as of September 30, 2008	1,263	16.89

Exercisable as of September 30, 2008	1,175	17.57

The weighted average remaining term for outstanding stock options was 5.3 years at September 30, 2008. The aggregate intrinsic value at September 30, 2008 and 2007 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock for those awards for which the market price exceeds the exercise price as of the reporting date.

The fair value of the options granted during the nine months ended September 30, 2008 and 2007, were $1.24 and $3.90 respectively, and were estimated on the date of grant using the binominal method using the following weighted-average assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Risk-free interest rate	3.49%	4.54%
Expected volatility	74%	60%
Expected term	5.12	4.38
Dividend yield	0%	0%
Exercise Factor	2.00	2.00
Post-Vest %	4.67%	5.04%

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

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock-based compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of September 30, 2008, approximately $119,000 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.2 years. There were no stock options exercised during the nine months ended September 30, 2008. Holders of stock options under the Company’s Stock Option Plan exercised options for 2,750 shares of the Company’s common stock during the three months and nine months ended September 30, 2007. The Company recorded the exercise price of the options, totaling approximately $8,000 to additional paid-in capital during the three months and nine months ended September 30, 2007.

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

The fair market values of the assets in the rabbi trust at September 30, 2008 and December 31, 2007 were $0.8 million and $2.9 million, respectively, and are reflected in the deposits and other line item in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the contractual liability in an amount equal to the change in the fair market value of the assets of the rabbi trust. The amounts accrued under this plan were $0.8 million and $2.9 million at September 30, 2008 and December 31, 2007, respectively, and are reflected in other long-term liabilities in the accompanying consolidated balance sheets.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined benefit pension plan in effect, which covers substantially all employees at its Birmingham, Alabama facility who meet minimum eligibility requirements. Benefits for non-union employees are based upon salary and years of service, while benefits for union employees are based upon a fixed benefit rate and years of service. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. The funding policy is consistent with the funding requirements under federal laws and regulations concerning pensions. During the nine months ended September 30, 2008, the Company made $3.9 million in contributions to the Pension Plan.

The Company applied on February 29, 2008 to the IRS for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On September 23, 2008, the IRS issued a tentative denial of the 2007 plan year waiver request. Company officials have met with representatives from the IRS and the PBGC and presented additional information concerning the 2007 plan year pension waiver request. A final response from the IRS on the 2007 plan year waiver request is expected in early December 2008. If a waiver is granted, the contributions for the 2007 plan year already made may be considered a 2008 plan year contribution or the Company’s waiver request may be converted from a 2007 plan year waiver request to a 2008 plan year waiver request. Without a waiver of contributions, the Company would be required to contribute approximately $2.1 million for the 2008 plan year for missed quarterly contributions. The Company did not make the first quarterly contribution due April 15, 2008, the second quarterly contribution due July 15, 2008, or the third quarterly contribution due October 15, 2008. As a result of the missed quarterly contributions, the PBGC filed liens on the Company’s assets. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Components of the Pension Plan’s net periodic pension cost included in continuing operations were as follows:

(In Thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Service cost	$318	$556	$952	$1,369
Interest cost	1,598	1,894	4,794	4,665
Expected return on plan assets	(1,993)	(2,305)	(5,979)	(5,675)
Amortization of prior service cost	190	294	572	724
Amortization of net loss	447	631	1,341	1,555

Net pension cost	$560	$1,070	$1,680	$2,638

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

Concentrations

A small number of the Company’s customers account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. government comprised 100% of the Company’s revenues from continuing operations during each of the nine months ended September 30, 2008 and 2007. The KC-135 program in and of itself comprised 82% and 72% of the Company’s total revenues from continuing operations during the nine-month periods ended September 30, 2008 and 2007, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a material adverse effect on the Company’s financial position or results of operations.

Litigation

KC-135 PDM Contract and Breach of Contract Lawsuit

On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 Program Depot Maintenance (“PDM”) contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed by the USAF pursuant to the Court’s order.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both September 30, 2008 and December 31, 2007, which are included in accrued liabilities—other on the accompanying consolidated balance sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of September 30, 2008. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control (“DHEC”) that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. In late February, 2007, a cash out settlement offer was mailed to 2,100 PRPs that had sent 15,000 lbs or less to the site and a consent decree is currently being negotiated with them. The Company has not been notified of a cash-out opportunity to date and remains a member of the continuing PRP group (“Group”), with a manifest estimation of 0.05% of waste at the site or 0.1% of the total of Group waste sent to the site. It is believed that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

In addition, in conjunction with the sale of Pemco World Air Services, Inc. (“PWAS”), formerly a wholly owned subsidiary of the Company, to WAS Aviation Services, Inc. (“WAS”), an affiliate of Sun Capital Partners, Inc., WAS and the Company contracted for the division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations were escrowed for a five-year period beginning September 19, 2007. No portion of the escrowed funds was considered as a portion of the gain recognized by the Company in connection with the sale of PWAS.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the business operations of PWAS and SVC are reported as discontinued operations and, accordingly, income from discontinued operations have been reported separately from continuing operations. Revenue and income from discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007, respectively, were as follows:

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In Thousands)		(In Thousands)
Revenue from discontinued operations	$791	$19,570	$2,806	$89,792
(Loss) income before income taxes from discontinued operations	$(638)	$(264)	$(2,505)	$4,943
Income tax (benefit) expense from discontinued operations	—	(313)	—	2,006

(Loss) income from discontinued operations	$(638)	$49	$(2,505)	$2,937

Included within the results from discontinued operations is an allocation of interest expense. No interest expense was allocated to discontinued operations for the three- and nine-month periods ended September 30, 2008. Interest expense allocated to discontinued operations was approximately $576,000 and $2,259,000 for the three- and nine-month periods ended September 30, 2007, respectively.

To conform with this presentation, all prior periods have been reclassified. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively.

As of September 30, 2008 and December 31, 2007, net assets of discontinued operations consisted of the following:

(In Thousands)

	September 30, 2008 (unaudited)	December 31, 2007
	(In Thousands)
Cash overdraft	$(10)	$(49)
Accounts receivable, net	2,609	3,966
Inventories, net	975	1,487
Prepaid expenses and other	35	33

Current assets	3,609	5,437

Property, plant and equipment, net	397	258
Deposits and other	55	55

Non-current assets	452	313

Total assets	$4,061	$5,750

Current portion of long term debt	$28	$75
Accounts payable	175	380
Accrued expenses	123	113
Customer deposits in excess of cost	240	51

Current liabilities	566	619

Long-term debt, less current portion	—	—
Long-term pension and post-retirement liabilities	—	—
Other long-term liabilities	—	—

Non-current liabilities	—	—

Total liabilities	566	619

Net assets	$3,495	$5,131

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

The financial condition and results of operations of the Company, which operated as a subcontractor to The Boeing Company (“Boeing”), has been impacted by several extraordinary events in connection with the U.S. Air Force (“USAF”) KC-135 Program Depot Maintenance (“PDM”) program and the related recompetition for the new KC-135 contract award. As discussed in previous filings, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. From July 2006 to September 2007, the Company prepared its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. On March 3, 2008, the USAF advised the GAO that in response to the recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On June 13, 2008, the GAO denied the Company’s March 11 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed by the USAF pursuant to the Court’s order.

The Company applied on February 29, 2008 to the IRS for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On September 23, 2008, the IRS issued a tentative denial of the 2007 plan year waiver request. Company officials have met with representatives from the IRS and the Pension Benefit Guaranty Corporation (“PBGC”) and presented additional information concerning the 2007 plan year pension waiver request. A final answer from the IRS on the 2007 plan year waiver request is expected in early December 2008. If a waiver is granted, the contributions for the 2007 plan year already made may be considered a 2008 plan year contribution or the Company’s waiver request may be converted from a 2007 plan year waiver request to a 2008 plan year waiver request. Without a waiver of contributions, the Company would be required to contribute approximately $2.1 million for the 2008 plan year for missed quarterly contributions. The Company did not make the first quarterly contribution due April 15, 2008, the second quarterly contribution due July 15, 2008, or the third quarterly contribution due October 15, 2008. As a result of the missed quarterly contributions, the PBGC filed liens on the Company’s assets. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

RESULTS OF OPERATIONS

Three months ended September 30, 2008 versus three months ended September 30, 2007

The table below presents major highlights from the three months ended September 30, 2008 and 2007, excluding the results of discontinued operations except for net (loss) income:

(In Millions)

	2008	2007	% Change
Revenue	$6.77	$13.90	(51.3)%
Gross profit (loss)	0.08	(0.33)	124.2%
Operating loss from continuing operations	(1.31)	(2.46)	46.7%
Loss from continuing operations before taxes	(1.50)	(2.65)	43.4%
Loss from continuing operations	(1.11)	(10.86)	89.8%
Net (loss) income	(1.75)	0.54	(424.1)%
EBITDA from continuing operations	(1.05)	(2.07)	49.3%

The Company defines operating loss from continuing operations, as shown in the above table, as revenues less cost of revenues, less selling, general and administrative expenses.

EBITDA from continuing operations for the quarters ended September 30, 2008 and 2007 was calculated using the following approach:

(In Millions)

	2008	2007
Loss from continuing operations	$(1.11)	$(10.86)
Interest expense	0.19	0.19
Taxes	(0.39)	8.21
Depreciation and amortization	0.26	0.39

EBITDA from continuing operations	$(1.05)	$(2.07)

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

The Company’s 2008 third quarter revenue decreased $7.1 million as compared to 2007 third quarter revenue. Revenue from the KC-135 PDM program decreased $3.9 million during the third quarter of 2008 versus the third quarter of 2007. The KC-135 program, which accounted for 84% of revenue in the third quarter of 2008 and 69% of revenue in the third quarter of 2007, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. The Company delivered one PDM aircraft in the third quarter of 2008 compared to two PDM aircraft in the third quarter of 2007. Revenue decreased on the KC-135 program in the third quarter of 2008 versus the third quarter of 2007 due to a decrease in the contractual price for each aircraft delivered and a temporary reduction of the work hours on the program. The Company did not deliver any P-3 aircraft in the third quarter of 2008 versus one P-3 aircraft in the third quarter of 2007, resulting in a decrease in P-3 revenue of $1.3 million. The Company is continuing to pursue additional contracts to perform maintenance services on P-3 aircraft. Revenue decreased $1.9 million under contracts to perform non-routine maintenance work on other aircraft, primarily USAF C-130 aircraft.

Gross profit increased from a loss of $0.3 million during the third quarter of 2007 to a profit of $0.1 million during the third quarter of 2008. Gross profit on KC-135 revenue decreased $1.6 million due to decreased revenue and low volume. Cost of revenue on the KC-135 program increased as a percentage of revenue due to increased inefficiencies on the KC-135 maintenance line caused by unusually low volume. Gross profit increased $0.6 million as a result of losses on the P-3 program recorded in the third quarter of 2007 for which there were no comparable losses in the third quarter of 2008. The Company recorded losses on the USAF C-130 program of $0.5 million in the third quarter of 2007 for which there were no comparable losses in the third quarter of 2008. During the third quarter of 2007, the Company recorded a charge of $0.6 million to reduce the value of KC-135 specific inventory to its net realizable value as a result of the contract being awarded to Boeing.

Selling, general and administrative (“SG&A”) expenses decreased $0.7 million during the third quarter of 2008 compared to the third quarter of 2007. The Company reduced expenses by $1.1 million in the third quarter of 2008 as compared to the third quarter of 2007 due to reduced revenue and expense controls implemented by the Company in late 2007. These expense reductions were partially offset by $0.4 million of legal fees associated with the KC-135 contract protest and legal action. During the third quarter of 2007, the Company incurred $0.4 million of corporate SG&A expenses that previously had been allocated to PWAS and SVC for segment reporting purposes. Under accounting principles generally accepted in the United States, these allocated amounts are recorded in continuing operations rather than discontinued operations.

Total interest expense, including amounts that are included in discontinued operations ($0.6 million in 2007), decreased to $0.2 million in the third quarter of 2008 from $0.8 million in the third quarter of 2007. Interest expense decreased primarily as a result of the extinguishment of a large portion of the Company’s debt when PWAS was sold.

During the third quarter of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $9.7 million valuation allowance against deferred income tax accounts which substantially increased the reported income tax expense in the third quarter of 2007. At September 30, 2008 and December 31, 2007, all deferred tax assets continued to be subject to a deferred tax valuation allowance. During the third quarter of 2008, the Company recorded an income tax benefit of $0.3 million related to the recovery of amounts previously expensed in 2007.

Results from Discontinued Operations

Revenue at SVC decreased from $1.0 million in the third quarter of 2007 to $0.8 million in the third quarter of 2008. The decrease in revenue is due to the completion or decreased scope of work on several engineering and manufacturing contracts. SVC recorded $0.4 million in losses in the third quarter of 2008 as a result of the decrease in revenue and for cost overruns on a material battery contract.

Nine months ended September 30, 2008 versus nine months ended September 30, 2007

The table below presents major highlights from the nine months ended September 30, 2008 and 2007, excluding the results of discontinued operations except for net (loss) income:

(In Millions)

	2008	2007	% Change
Revenue	$38.89	$49.32	(21.1)%
Gross profit	5.88	3.03	94.1%
Operating loss from continuing operations	(0.55)	(4.48)	87.7%
Loss from continuing operations before taxes	(1.14)	(5.05)	77.4%
Loss from continuing operations	(0.85)	(12.22)	93.0%
Net (loss) income	(3.36)	2.06	(263.1)%
EBITDA from continuing operations	0.65	(3.23)	120.1%

The Company defines operating loss from continuing operations, as shown in the above table, as revenues less cost of revenues, less selling, general and administrative expenses.

EBITDA from continuing operations for the nine months ended September 30, 2008 and 2007 was calculated using the following approach:

(In Millions)

	2008	2007
Loss from continuing operations	$(0.85)	$(12.22)
Interest expense	0.59	0.56
Taxes	(0.29)	7.18
Depreciation and amortization	1.20	1.25

EBITDA from continuing operations	$0.65	$(3.23)

The Company’s revenue for the first nine months of 2008 declined $10.4 million from revenue for the first nine months of 2007. Revenue from the KC-135 PDM program declined $3.4 million during the first nine months of 2008 versus the first nine months of 2007. The KC-135 program, which accounted for 82% of revenue in the first nine months of 2008 and 72% of revenue in the first nine months of 2007, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. The Company delivered eight PDM aircraft during the first nine months of 2008 compared to nine PDM aircraft during the first nine months of 2007. Revenue decreased on the KC-135 program in the first nine months of 2008 versus the first nine months of 2007 due to a decrease in the contractual price for each aircraft delivered and a temporary reduction of the work hours on the program. The Company delivered one P-3 aircraft in the first nine months of 2008 versus four P-3 aircraft in the first nine months of 2007, resulting in a decrease in P-3 revenue of $3.8 million. The Company is continuing to pursue additional contracts to perform maintenance services on P-3 aircraft. Revenue decreased $3.2 million under contracts to perform non-routine maintenance work on other aircraft, primarily USAF C-130 aircraft.

Gross profit increased from $3.0 million during the first nine months of 2007 to $5.9 million during the first nine months of 2008. Gross profit on KC-135 revenue decreased $0.2 million due to decreased revenue. Cost of revenue on the KC-135 program decreased as a percentage of revenue due to increased efficiencies on the KC-135 maintenance line. During the first nine months of 2007, the Company recorded a charge of $0.6 million to reduce the value of KC-135 specific inventory to its net realizable value as a result of the contract being awarded to Boeing. Gross profit increased $1.8 million as a result of losses on the P-3 program in the first nine months of 2007 for which there were no comparable losses in the first nine months of 2008.

SG&A expenses decreased $1.1 million during the first nine months of 2008 compared to the first nine months of 2007. The Company reduced expenses by $3.0 million in the first nine months of 2008 as compared to the first nine months of 2007 due to reduced revenue and expense controls implemented by the Company in late 2007. These expense reductions were partially offset by $1.4 million of legal fees associated with the KC-135 contract protest and legal action. Also, during the first nine months of 2008, the Company forgave a related party receivable and accrued interest of $0.5 million (See “RELATED PARTY TRANSACTIONS” below). During the first nine months of 2007, the Company incurred $2.1 million of corporate SG&A expenses that previously had been allocated to PWAS and SVC for segment reporting purposes. Under accounting principles generally accepted in the United States, these allocated amounts are recorded in continuing operations rather than discontinued operations.

Total interest expense, including amounts that are included in discontinued operations ($2.2 million in 2007), decreased to $0.6 million in the first nine months of 2008 from $2.8 million in the first nine months of 2007. Interest expense decreased primarily as a result of extinguishing a large portion of the Company’s debt when PWAS was sold.

During the first nine months of 2007, due principally to the KC-135 contract not being awarded to the Company, the Company recorded a $9.7 million valuation allowance against deferred income tax accounts which substantially increased the reported income tax expense in the first nine months of 2007. At September 30, 2008 and December 31, 2007, all deferred tax assets continued to be subject to a deferred tax valuation allowance. During the first nine months of 2008, the Company recorded an income tax benefit of $0.3 million related to the recovery of amounts previously expensed in 2007.

Results from Discontinued Operations

Revenue at SVC decreased from $6.0 million in the first nine months of 2007 to $2.8 million in the first nine months of 2008. The decrease in revenue is due to the completion or decreased scope of work on several engineering and manufacturing contracts. SVC recorded $1.9 million in losses in the first nine months of 2008 as a result of the decrease in revenue and for cost overruns on a material battery contract.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In Thousands, Except Ratios)

	September 30, 2008	December 31, 2007	Change
Cash	$7,795	$8,799	$(1,004)
Working capital	7,808	16,193	(8,385)
Debt and capital lease obligations	5,003	5,007	(4)
Stockholders’ equity	15,103	16,326	(1,223)
Debt to equity ratio	0.33	0.31	0.02

Working Capital

The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations and the Company’s current lack of long-term contracts, exacerbated by the current state of the credit markets, will likely make it more difficult and unlikely for the Company to raise additional capital that may be necessary to continue its operations.

The Company’s primary sources of liquidity and capital resources include cash-on-hand and cash flows from operations (primarily from collection of accounts receivable and conversion of work-in-process inventory to cash). Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the number of KC-135 inducted as a result of the USAF extension of the Company’s KC-135 bridge contract with Boeing (See Note 9); collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan; settlements of various claims; and the potential divestiture of SVC. The Company anticipates that cash-on-hand will be sufficient to fund operations, make moderate capital expenditures, make scheduled payments on its debt obligation for the next twelve months and make the required contributions to the Pension Plan in the event a waiver of pension contributions is not granted by the Internal Revenue Service (“IRS”).

The Company applied on February 29, 2008 to the IRS for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On September 23, 2008, the IRS issued a tentative denial of the 2007 plan year waiver request. Company officials have met with representatives from the IRS and the Pension Benefit Guaranty Corporation (“PBGC”) and presented additional information concerning the 2007 plan year pension waiver request. A final answer from the IRS on the 2007 plan year waiver request is expected in early December 2008. If a waiver is granted, the contributions for the 2007 plan year already made may be considered 2008 plan year contributions or the Company’s waiver request may be converted from a 2007 plan year waiver request to a 2008 plan year waiver request. Without a waiver of contributions, the Company would be required to contribute approximately $2.1 million for the 2008 plan year for missed quarterly contributions. The Company did not make the first quarterly contribution due April 15, 2008, the second quarterly contribution due July 15, 2008 or the third quarterly contribution due October 15, 2008. As a result of the missed quarterly contributions, the PBGC filed liens on the Company’s assets. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Several events could significantly impact the generation, availability and uses of cash over the next twelve months including:

•	whether the Company is granted a waiver of contributions to its defined benefit plan for the 2007 plan year;

•	whether recent stock market volatility increases the required minimum contributions to the defined benefit plan for the 2009 plan year;

•	whether the Company is successful in selling its subsidiary, SVC;

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

•	whether the Company is able to obtain additional financing from lenders to fund working capital increases that may be necessary if additional contracts are won; and

•	whether current negotiations are successful in extending the maturity date of the $5.0 million Senior Secured Note which matures on February 15, 2009.

There are no assurances that the Company will be successful in any of these respects and negative outcomes could adversely impact the Company’s ability to meet financial obligations as they become due.

Cash Flow Overview

Operating activities used $0.5 million during the first nine months of 2008, compared to $0.7 million during the first nine months of 2007. Cash payments to fund the Company’s Pension Plan exceeded pension expense by $2.2 million in the first nine months of 2008 and exceeded pension expense by $5.1 million in the first nine months of 2007. The reduction of accounts receivable, inventories and deposits, partially offset by a reduction of accounts payable and accrued liabilities, provided $3.9 million of cash in the first nine months of 2008. Cash of $0.5 million and $0.6 million was used during the first nine months of 2008 and 2007, respectively, for minimal capital expenditures. The sale of PWAS generated $31.3 million of cash during the first nine months of 2007. The Company used a portion of the proceeds from the sale of PWAS to pay off $21.4 million in long-term debt and a revolving credit facility on September 19, 2007. During the first nine months of 2007, in total, the Company used $1.7 million to reduce long-term debt and used $21.9 million to pay off its revolving credit facility.

Future Capital Requirements

The Company’s potential capital requirements over the next twelve months include: required minimum funding of the Pension Plan (described above), principal and interest payments on long-term debt, and working capital required to fund increases in accounts receivable, inventory and equipment if the Company is awarded new contracts.

The Pension Plan covers substantially all employees at the Company’s Birmingham, Alabama facility. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. As a result of unfavorable investment returns related to the Pension Plan during 2002 and 2001, coupled with an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005, the Pension Plan was under-funded by approximately $9.2 million and $18.8 million at December 31, 2007 and 2006, respectively. Recent steep declines in the stock market may increase the under-funded amount substantially and could cause a substantial increase in future required contributions.

The Company applied on February 29, 2008 to the IRS for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan fully satisfying the contribution requirements for the 2007 plan year. On September 23, 2008, the IRS issued a tentative denial of the 2007 plan year waiver request. Company officials have met with representatives from the IRS and the PBGC and presented additional information concerning the 2007 plan year pension waiver request. A final answer from the IRS on the 2007 plan year waiver request is expected in early December 2008. If a waiver is granted, the contributions for the 2007 plan year already made may be considered 2008 plan year contributions or the Company’s waiver request may be converted from a 2007 plan year waiver request to a 2008 plan year waiver request. Without a waiver of contributions, the Company would be required to contribute approximately $2.1 million for the 2008 plan year for missed quarterly contributions. The Company did not make the first quarterly contribution due April 15, 2008, the second quarterly contribution due July 15, 2008, nor the third quarterly contribution due October 15, 2008. As a result of the missed quarterly contributions, the PBGC filed liens on the Company’s assets. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year.

Senior Secured Debt

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”) pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears beginning March 1, 2006. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The Note contains customary events of default and the payment of all outstanding principal, interest and other amounts owed under the Note may be declared immediately due and payable by the lender upon the occurrence of an event of default, subject to certain standstill provisions. On July 31, 2006, Silver Canyon sold the Note and assigned the Note Purchase Agreement to the Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended to the earlier of (1) February 15, 2008, or (2) the date on which amounts outstanding under the Company’s revolving credit facility become due and payable. In addition, the Company executed Amendment No. 1 to the Note Purchase Agreement with Special Value Bond Fund, LLC, to confirm a revised maturity date for the Note. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009. All other terms and conditions of the Note and the Note Purchase Agreement remain the same. The Company is currently in negotiations with representatives of the Special Value Bond Fund, LLC to extend the maturity date of the Note. However, there are no assurances that the maturity date of the Note will be extended again, and payment of the Note could negatively impact the cash and liquidity of the Company during the first quarter of 2009.

Funding Sources

The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include using existing cash and cash equivalents, the incurrence of additional indebtedness through secured or unsecured borrowings and the reinvestment of proceeds from the potential disposition of SVC. Additional capital may not be available at all, or may not be available on terms favorable to the Company. As a result of the recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. While not planned, any additional issuance of equity or equity-linked securities through the sale of equity or debt securities through public offerings or private placements may result in substantial dilution to the Company’s stockholders. Domestic and international capital markets have also been experiencing heightened volatility and turmoil, potentially making it more difficult to raise capital through the issuance of equity securities. The Company is continually monitoring and re-evaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area.

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

As discussed above, on February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon, pursuant to which the Company issued the Note to Silver Canyon. On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company. The Note Purchase Agreement was amended on July 31, 2007 to extend the maturity date of the Note to February 15, 2009. The Company is currently in negotiations to further extend the maturity date of the Note.

INTERNAL CONTROLS AND PROCEDURES

The Company experienced a significant level of turnover of financial personnel in 2007 and 2008 and experienced a reduction of full-time finance employees. The Company re-evaluated the staffing of its accounting function both in terms of number of personnel and level of expertise during the second quarter of 2008. As a result of this re-evaluation, the Company has added an additional certified public accountant and a senior accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. The new accounting personnel are currently familiarizing themselves with the Company’s processes and financial system. The Company has determined that the material weakness related to the lack of financial personnel with experience at the Company existed at September 30, 2008 and December 31, 2007. Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s nine months ended September 30, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Our critical accounting policies are included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that there have been no significant changes during the nine months ended September 30, 2008 to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

BACKLOG

The following table presents the Company’s backlog from continuing operations at September 30, 2008 and December 31, 2007:

(In Thousands)

Customer Type	September 30, 2008	December 31, 2007
KC-135 Aircraft	$28,505	$24,945
C-130 Aircraft	892	2,160
P-3 Aircraft	—	1,274

Total	$29,397	$28,379

Total backlog increased $1.0 million during the first nine months of 2008 due to the induction of six KC-135 aircraft in the third quarter of 2008. The Company expects to receive additional inductions of KC-135 aircraft under the extension of the bridge contract the USAF executed with Boeing to maintain adequate sources of maintenance services while the KC-135 contract is re-competed. The Company has proposed and is expecting to continue to propose on several C-130 related U.S. government programs in the next twelve months. The Company is currently completing two C-130 aircraft inducted under the Flexible Acquisition and Sustainment Tool (FAST). The Company is a subcontractor on several teams which were awarded contracts under the Future Flexible Acquisition and Sustainment Tool (F2AST) program. The Company expects the USAF to begin issuing task orders under the F2AST program in the first quarter of 2009. The Company inducted a P-3 aircraft on November 10, 2008 under a subcontract with L-3 Communications. The Company expects to induct additional P-3 aircraft in the next twelve months and grow the backlog of P-3 work.

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

Management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008.

(b) Changes in internal control over financial reporting.

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007, the Company is continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

The Company experienced a significant level of turnover of financial personnel in 2007 and 2008 and experienced a reduction of full-time finance employees. The Company re-evaluated the staffing of its accounting function both in terms of number of personnel and level of expertise during the second quarter of 2008. As a result of this re-evaluation, the Company has added an additional certified public accountant and a senior accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. The new accounting personnel are currently familiarizing themselves with the Company’s processes and financial systems. The Company has determined that the material weakness related to the lack of financial personnel with experience at the Company existed at September 30, 2008 and December 31, 2007.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9 to the Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes from the Risk Factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K, other than with respect to the following risk factors, the first of which has been revised to reflect that the Court of Federal Claims setting aside the KC-135 PDM solicitation enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process, and the last of which has been revised to reflect the impact of recent market volatility on the Pension Plan and that the PBGC has filed liens on the Company’s assets.

All of the Company’s Revenues is Derived From a Few Contracts, and the Termination or Failure to Renew Any of Them Could Materially Harm the Company’s Business.

A small number of contracts accounts for all of the Company’s revenues. Contracts with the U.S. government comprised approximately 100% of the Company’s revenues from continuing operations during 2008 and 2007. The USAF KC-135 PDM program in and of itself accounted for 82% of revenue in the first nine months of 2008 and 72% of revenue in the first nine months of 2007. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its common stock.

The financial condition and results of operations of the Company, which operated as a subcontractor to Boeing, has been impacted by several extraordinary events in connection with the USAF KC-135 PDM program and the related recompetition for the new KC-135 contract award. As discussed in previous filings, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a joint proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. From July 2006 to September 2007, the Company prepared its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. On March 3, 2008, the USAF advised the GAO that in response to the recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On June 13, 2008, the GAO denied the Company’s March 11 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation, enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed pursuant to the Court’s order. If the Company is not successful in the new re-competition for the KC-135 PDM, it could have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its common stock.

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

The Company maintains a defined benefit plan (the “Pension Plan”), which covers substantially all employees at its Birmingham, Alabama facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, hedge funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. At December 31, 2007, the Pension Plan was underfunded by $9.2 million. Changes in investment returns, discount assumptions, mortality assumptions or benefit obligations may have a significant impact on the funded status of the Pension Plan. Unless and until the Pension Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect the Company’s liquidity and cash flow, which could materially harm its business and impair the value of its common stock. Recent steep declines in the stock market may increase the under-funded amount substantially and could cause a substantial increase in future required contributions.

The Company applied on February 29, 2008 to the IRS for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On September 23, 2008, the IRS issued a tentative denial of the 2007 plan year waiver request. Company officials have met with representatives from the IRS and the PBGC and presented additional information concerning the 2007 plan year pension waiver request. A final answer from the IRS on the 2007 plan year waiver request is expected in early December 2008. If a waiver is granted, the contributions for the 2007 plan year already made may be considered a 2008 plan year contribution or the Company’s waiver request may be converted from a 2007 plan year waiver request to a 2008 plan year waiver request. Without a waiver of contributions, the Company would be required to contribute approximately $2.1 million for the 2008 plan year for missed quarterly contributions. The Company did not make the first quarterly contribution due April 15, 2008, the second quarterly contribution due July 15, 2008, or the third quarterly contribution due October 15, 2008. As a result of the missed quarterly contributions, the PBGC filed liens on the Company’s assets. The Company has until September 15, 2009 to make the required contributions for the 2008 plan year. There are no assurances that the waiver will be granted.

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

ALABAMA AIRCRAFT INDUSTRIES, INC.

Dated: November 14, 2008	By:	/s/ Ronald A. Aramini
Ronald A. Aramini, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2008	By:	/s/ Randall C. Shealy
Randall C. Shealy, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)