Form 10-K
period 2008-12-31
ALABAMA AIRCRAFT INDUSTRIES, INC
filed 2009-03-31
CIK 771729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008,

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2008 was approximately $2,665,043.

The number of shares of the Company’s Common Stock outstanding as of March 23, 2009 was 4,128,950.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2008

ALABAMA AIRCRAFT INDUSTRIES, INC.

- i -

FORWARD-LOOKING STATEMENTS—CAUTIONARY LANGUAGE

Some of the information under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These forward-looking statements include, but are not limited to, statements about Alabama Aircraft Industries, Inc.’s (the “Company”) plans, objectives, expectations and intentions, the Company’s delisting from The Nasdaq Stock Market LLC, award or loss of contracts, the outcome of pending or future litigation, estimates of backlog and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “should”, “could” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors, including the factors discussed in the section below entitled “Item 1A. Risk Factors”, which could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. The Company does not undertake any obligation to update or revise any forward-looking statements.

- ii -

PART I

Item 1. Business

A. GENERAL

Alabama Aircraft Industries, Inc., (“AAII” or the “Company”), is an aerospace and defense company whose primary business is providing aircraft maintenance and modification services to the U.S. Government, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company’s Manufacturing and Components Segment (“MCS”), which is comprised solely by Space Vector Corporation (“SVC”), was being marketed for sale at December 31, 2008 and was sold during the first quarter of 2009, and is presented herein as discontinued operations. The businesses historically comprising the Commercial Services Segment (“CSS”) were sold in the third quarter of 2007 and are presented herein as discontinued operations.

The Company provides aircraft maintenance and modification services for government and military customers primarily through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The Company believes that GSS’s facilities, tooling, experienced labor force, quality, and on-time delivery record position it currently as one of the premier providers of PDM for large transport aircraft in the country. The GSS is the only remaining segment of the Company’s continuing operations so all segment related disclosures are not required.

The Company’s website address is www.alabamaaircraft.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such materials have been filed with or furnished to the Securities and Exchange Commission (“SEC”).

B. SIGNIFICANT DEVELOPMENTS

Delisting and Deregistration of Common Stock and Suspension of Reporting Obligations.

On March 16, 2009, the Board of Directors of AAII unanimously voted to delist AAII Common Stock (“Common Stock”) from The Nasdaq Stock Market LLC (“NASDAQ”) and to voluntarily terminate the registration of its Common Stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In connection therewith, the Company notified NASDAQ on March 18, 2009 of the Company’s intention to file a Form 25 with the SEC on or about March 31, 2009 in order to voluntarily delist its Common Stock. On March 31, 2009, AAII filed a Form 25 with the SEC to delist its Common Stock from NASDAQ and to deregister its Common Stock with the SEC under Section 12(b) of the Exchange Act. By operation of law, the delisting will become effective on April 10, 2009. Additionally, on March 30, 2009, the Company filed with the SEC post-effective amendments to its registration statements on Form S-8 in order to remove from registration under the Securities Act of 1933 any of the securities that remained unsold under each such registration statement as of March 30, 2009.

On April 10, 2009, the effective date of the delisting of the Company’s Common Stock from NASDAQ, the Company intends to file a Form 15 with the SEC in order to deregister its Common Stock with the SEC under Section 12(g) of the Exchange Act and to suspend AAII’s reporting obligations under the Section 15(d) of the Exchange Act. The Company is eligible to file a Form 15 to deregister its Common Stock under Section 12(g) and to suspend its reporting obligations under Section 15(d) because it has fewer than 300 holders of record of its Common Stock. Upon filing of the Form 15 with the SEC, the Company’s obligations to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will be suspended immediately. Additionally, the Company expects the deregistration of its Common Stock with the SEC under Section 12 of the Exchange Act to become effective 90 days after filing the Form 15 with the SEC unless such date is extended or accelerated by the SEC. Following the effectiveness of the Form 25, the Company expects to be quoted on the Pink Sheets.

Financial Condition of the Company

The Company’s primary sources of liquidity and capital resources include cash-on-hand and cash flows from operations (primarily from collection of accounts receivable and conversion of work-in-process inventory to cash). Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the number of KC-135 inducted as a result of the U.S. Air Force (“USAF”) extension of the Company’s KC-135 bridge contract with The Boeing Company (“Boeing”); collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan (“Pension Plan”); settlements of various claims; legal cost related to the KC-135 PDM contract award; and the payment terms of any short-term or long-term debt. Due to the current state of the credit markets in the United States, there is uncertainty as to whether the Company would be able to obtain additional financing from lenders during 2009. The Company anticipates that cash-on-hand will be sufficient to fund operations, make moderate capital expenditures, make scheduled interest payments on its debt obligation for the next twelve months and make the required contributions to its Pension Plan.

Sale of Space Vector

On March 31, 2009, the Company sold all of the outstanding stock in SVC, a wholly-owned subsidiary of AAII-Birmingham, Inc., to a group of investors. The historical financial results of SVC have been presented in the accompanying financial statements as discontinued operations for all periods presented. The Company received $250,000 at closing. The Company also retained an interest in a portion of certain contract settlements which may be received by SVC in the future. All of the proceeds from the sale of SVC will be used to reduce the Company’s long-term debt. The Company recorded a $1.9 million impairment charge during the fourth quarter of 2008 to adjust the value of its investment in SVC to the net realizable value from the sale.

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

Repayment of Certain Debt

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

Severance Agreements With Certain Key Employees

On January 21, 2008, the Compensation Committee of the Company’s Board of Directors approved the Alabama Aircraft Industries, Inc. Executive Retention Plan (the “Executive Retention Plan”). The purpose of the Executive Retention Plan is to replace the Pemco Aviation Group, Inc. Separation Benefit Plan, which terminated on December 1, 2007, and to act as a retention incentive by providing certain eligible executives of the Company with severance payments in the event their employment is terminated either by the Company without cause or by the executive for good reason.

If a covered executive’s employment is terminated by the Company without cause or by the executive for good reason, payments under the Executive Retention Plan are due if the executive is ineligible for severance payments under another existing employment letter, agreement or arrangement. No payments will be made to a covered executive pursuant to the Executive Retention Plan if his or her employment is terminated by the Company at any time with cause or upon the executive’s resignation without good reason. For each covered executive, the Executive Retention Plan provides for severance payments in the form of base salary continuation for a 365-day period and the payment of a post-tax lump sum equal to the executive’s total group health insurance continuation (COBRA) premiums for the base salary continuation period. On October 8, 2008, the Compensation Committee of the Board of Directors approved a First Amendment, effective September 30, 2008, to the Plan (“Amendment”). The Executive Retention Plan was initially scheduled to expire on December 31, 2008, or the date as of which all payments due to be made under it had been made. Under the Amendment, the Executive Retention Plan will automatically extend on the last day of each calendar quarter for an additional 12 months from such date, unless the Board terminates the Executive Retention Plan, in which case the Executive Retention Plan will terminate at the end of the last 12-month extension. In accordance with the terms of the Executive Retention Plan, each of the three covered executives consented to the Amendment by executing an amendment to their coverage letters on or prior to October 10, 2008.

Eligible employees under the Executive Retention Plan include employees of the Company or subsidiaries of the Company who have received a Coverage Letter under the Executive Retention Plan, so long as the employee, as of his or her termination date, (1) has not previously agreed in writing to waive eligibility for the Executive Retention Plan and (2) has no employment agreement or arrangement that provides for the payment of employment separation benefits (other than agreements or arrangements that provide for the payment of separation benefits solely in connection with or due to (a) the sale of any stock or assets of the Company and/or its subsidiaries or the merger or consolidation of the Company and/or subsidiary of the Company, or (b) a change in the membership of the Board of Directors of the Company and/or subsidiary of the Company that is a “change of control” or “change of ownership” under such an employment agreement or arrangement). Eligible employees currently include individuals who are the named executive officers of the Company.

KC-135 PDM Contract

The financial condition and results of operations of the Company, which operated as a subcontractor to Boeing have been impacted by several unusual events in connection with the USAF KC-135 PDM program and the related recompetition for the new KC-135 PDM contract award. As discussed in previous filings, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. From July 2006 to September 2007, the Company prepared its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. On March 3, 2008, the USAF advised the GAO that in response to the recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On June 13, 2008, the GAO denied the Company’s March 11, 2008 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. In February 2009, the USAF and Boeing filed appeals of the Court’s ruling with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The Company expects to file a cross appeal with the Federal Circuit in the second quarter of 2009. The Company expects the appeals process before the Federal Circuit to be resolved in the fourth quarter of 2009 or the first quarter of 2010. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed by the USAF pursuant to the Court’s order.

GECAS Lawsuits

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services Inc., in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered, as well as fraud and conversion. On March 5, 2004, the Company filed a motion to dismiss the claims filed by GECAS in New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS subsequently paid in full charges owed on four of the six aircraft. The New York state court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Thereafter, the Company and GECAS amended to add additional claims and counterclaims, respectively. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Alabama state court granted the Company partial summary judgment as to two of the eight GECAS counterclaims. Trial of the case commenced in Alabama state court, in the Circuit Court of Dale County, on March 30, 2009. The New York state court has scheduled the case for trial on June 10, 2009 in the event the matter is not resolved in the Alabama proceeding. Management believes there is a remote chance that the outcome of these lawsuits will have a material impact on the Company’s financial position or results of operations.

L-3 Communications, Integrated Systems Division U.S. Navy P-3 SMIP Award

In an agreement announced in February 2005, L-3 Integrated Systems (“L-3 IS”), a division of L-3 Communications, Inc., announced that it had selected the Company as a partner to pursue and execute military aircraft maintenance contracts. In July 2005, the L-3/AAII-Birmingham team received a contract award from the U. S. Navy to perform P-3 maintenance and modification work under the Sustainment Modification and Inspection Program (“SMIP”). The contract is an indefinite delivery, indefinite quantity contract with the U.S. Navy Aviation Program Management Agency. The contract encompasses periodic maintenance and unscheduled or special repairs and modifications for U.S. Navy P-3 aircraft as required. The subcontract with L-3 IS was finalized during September 2005. The Company had one P-3 aircraft in work at December 31, 2008 and inducted another P-3 aircraft in March 2009. Although the Company believes additional aircraft will be inducted prior to end of contract, the Company can provide no assurance that more inductions will occur.

The Company believes the U.S. Navy intends to recompete the P-3 SMIP in 2009 or 2010. Should that be the case, the Company intends to submit a proposal to perform the work on that program as a prime contractor, however, the Company can provide no assurances that the U.S. Navy will release a Request for Proposal, that the Company’s proposal will be accepted or how much work it would receive under this program if its proposal was accepted.

C-130 Strip Contract Award

On February 20, 2009 the Company was awarded a contract from the USAF to perform de-paint and safety of flight repairs on various USAF and U.S. Navy C-130 aircraft. The contract carries a term of one base period of six months and one option period of six months. The Company is under contract to induct 19 aircraft during the first six months of the program with the possibility of additional aircraft inductions at a later date.

Defined Benefit Pension Plan

On February 29, 2008, the Company applied to the Internal Revenue Service (“IRS”) for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On March 30, 2009, the IRS granted the waiver request resulting in a deferral of required contributions for the 2007 plan year being spread over the next five years. As a result of the waiver, the pension payment for the 2007 plan year is now considered a payment for the 2008 plan year. The remaining amount owed for the 2008 plan year of $0.5 million was made during the first quarter of 2009. As a result of the missed quarterly contributions while the waiver request was under consideration, the Pension Benefit Guaranty Corporation (“PBGC”) filed liens on the Company’s assets. The PBGC will maintain a lien on the Company’s assets over the time period of the deferral of the 2007 plan year contributions, which will be approximately five years.

The Pension Plan was under-funded by approximately $33.1 million and $9.2 million at December 31, 2008 and 2007, respectively (See Note 9 to the Consolidated Financial Statements) primarily due to inconsistent investment returns including large losses in the equity portion of the investment portfolio in 2008, and to a lesser extent an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Pension Plan during 2008 and 2007 of approximately $3.9 million and $9.1 million, respectively. The Company is required to contribute $3.5 million to the Pension Plan during 2009. The losses incurred in 2008 will likely result in substantially increased contributions to the Pension Plan in 2010 and beyond.

C. INDUSTRY OUTLOOK

Military Maintenance and Modification Industry

The Company focuses on the maintenance and modification of military transport, tanker and patrol aircraft airframes, primarily for U.S. military customers. This market is one segment of a worldwide military maintenance, repair and overhaul (“MRO”) market that includes depot level maintenance for airframe, engines and components. Military aircraft operators continue to face pressure to lower their operating costs. While the Department of Defense budget reflects a year-to-year increase in the Operations and Maintenance budget line, increased operational requirements and their associated costs are consuming an increasing share of the budget. In the wake of tight military budgets, the Company believes that maintenance costs will be closely scrutinized by its customers.

While the aging of the military transport, tanker and patrol aircraft fleets, along with the high operational requirements and budget restrictions for the acquisition of new aircraft, have limited the impact on this market from many of the effects of defense budget cuts, the Company has experienced a reduction in recent years in the number of KC-135, C-130 and P-3 aircraft being inducted due to the continuing late fiscal year funding shifts associated with U.S. Armed Forces activity in Iraq and Afghanistan. Furthermore, in the event that it fails in its efforts to win the USAF’s KC-135 contract award, the Company may entirely lose its KC-135 based business. See “KC-135 PDM Contract” above for additional information regarding the KC-135 contract. Military depots such as Warner Robins Air Logistics Center and Oklahoma City Air Logistics Center currently perform more than 75% of U.S. military airframe MRO work. The Company believes that the balance of maintaining government-operated depot capabilities and dependence upon private-sector contractors will not change dramatically in the near term.

The Company participated in the re-compete of the Flexible Acquisition and Sustainment Tool (“FAST”) by the USAF. FAST is the current Warner Robins Air Logistics Center program of choice for acquiring contractor support for the military depot. The re-compete, Future Flexible Acquisition and Sustainment Tool (“F2AST”), was awarded to 12 prime contractors in September 2008. The Company is a subcontractor on 9 of the 12 teams. The Company expects an increase in C-130 related work from this program. The Company is currently in the process of proposing to induct, through our Lockheed Martin partner, a USAF contracted, foreign government owned, Foreign Military Sales (“FMS”) C-130 into the Birmingham facility. Though the Company cannot guarantee that a contract will be issued, this aircraft would be the first of potentially several FMS aircraft. The Company, if put under contract, would have a subcontract with Lockheed Martin and in turn, Lockheed Martin would have a contract, through F2AST, with the U.S. Government. The Company believes that the volume of FMS related aircraft work will increase in future years. This program will provide the Company with wide exposure throughout the FMS C-130 community and also allows the Company to do an avionics modification to a C-130 aircraft for the first time since the late 1990s. The Company also expects to compete on additional work on P-3 aircraft in 2009. Approximately 39 P-3 aircraft were grounded at December 31, 2008 due to structural issues.

D. PRINCIPAL PRODUCTS AND SERVICES

Aircraft Maintenance & Modification

The Company provides aircraft maintenance and modification services, which include complete airframe maintenance and repair, and custom airframe design and modification. A majority of the services are provided under multi-year programs for military customers. The Company’s military customers include the U.S. Armed Forces (the “Armed Forces”) and certain foreign military services. The Company employs a large, skilled work force. The principal services performed are PDM, aircraft modifications, aircraft stripping and painting, rewiring, parts fabrication, and engineering support.

The Company’s competitors for military aircraft maintenance contracts include Boeing LSS, Lockheed-Martin Aircraft and Logistics Center, L-3 Communications, and various military depots. The Company considers its competitive strengths to be its emphasis on quality, its record of on-time delivery, its substantial capacity, its trained, experienced and stable labor force, product support and systems integration capability.

The Company provides aircraft maintenance and modification services either directly as a prime contractor or indirectly as a sub-contractor to the Armed Forces and other agencies of the U.S. Government, as well as foreign governments. The majority of the aircraft that the Company services are transports such as the C-130 “Hercules”, refueling aircraft such as the KC-135, and the P-3 patrol aircraft.

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

At the onset of the PDM, the aircraft is generally stripped of paint and the entire airframe, including the ribs, skins and wings, undergoes a thorough structural examination, which results in repairs to the airframe. The aircraft’s avionics receive examination and repair, replacement, or modification as required. The aircraft is repainted at the completion of the overhaul.

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

The Company and Boeing continue to be teamed on the KC-135 bridge contract for which the USAF exercised an option to extend through September 30, 2009. There are no assurances that the Company will receive more aircraft than what has already been inducted during the latest extension of the KC-135 bridge contract. There are no guarantees additional options will be exercised or that, if exercised, any aircraft will be inducted under such options.

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

AAII is located in Birmingham, Alabama in facilities that the Company believes to be the largest for third-party maintenance in North America with approximately 1.9 million square feet under roof.

E. SALES

Foreign and Domestic Operations and Export Sales

All of the Company’s revenues during 2008 were generated at facilities in the United States and all of its assets were located in the United States. The Company provides maintenance and modification services for foreign-based military aircraft at its U.S. facilities. All services and products sold by the Company are payable in U.S. dollars.

The following table presents the percentages of total revenue from continuing operations for each principal product and service rendered for the last two fiscal years. There were no foreign sales during the last two fiscal years.

Products and Services Rendered	2008	2007
KC-135 Aircraft Maintenance and Modification	83%	74%
C-130 Aircraft Maintenance and Modification	9%	11%
P-3 Aircraft Maintenance and Modification	2%	10%
Other Aircraft Maintenance and Modification	6%	5%

Total	100%	100%

Major Customers

The following table presents the percentages of total revenue from continuing operations for the Company’s three largest customers for 2008 and 2007:

Customer	2008	2007
U.S. Government Subcontracts:
Boeing Corporation (KC-135 Aircraft)	83%	74%
Lockheed Martin/BAE (C-130 Aircraft)	9%	11%
L-3 Communications (P-3 Aircraft)	2%	10%

F. BACKLOG

The following table presents the Company’s backlog from continuing operations at December 31, 2008 and 2007:

(In $Thousands)

Contract	2008	2007
KC-135 Aircraft	$29,097	$24,945
C-130 Aircraft	345	2,160
P-3 Aircraft	1,290	1,274

Total	$30,732	$28,379

Backlog with U.S. Government prime contractors represented 100% of the Company’s total backlog at December 31, 2008 and 2007. Total backlog increased $2.4 million, or 8.3%, from 2007. This increase is primarily the result of the induction of additional KC-135 aircraft offset by fewer C-130 aircraft in work. The Company had nine KC-135 aircraft, two C-130 aircraft and one P-3 aircraft in work at December 31, 2008 versus seven KC-135 aircraft, seven C-130 aircraft and one P-3 aircraft at December 31, 2007.

G. RAW MATERIALS

The Company purchases a variety of raw materials, including aluminum sheets and plates, extrusion, alloy steel, and forgings. There are a large number of suppliers for these materials which are readily available on the open market. The Company has not entered into any long-term contracts with its suppliers of raw materials. The Company experienced no significant shortages of raw material essential to its business during 2008 and does not anticipate any shortages of critical commodities in the near future. The Company faces some dependence on suppliers for certain types of parts involving highly technical processes; however, this risk has decreased in the past few years as additional high technology suppliers have entered the market.

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

On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2008 and 2007, which are included in “accrued liabilities—other” on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of December 31, 2008. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex, Inc. (now AAII-Birmingham, Inc.) received notice from the South Carolina Department of Health and Environmental Control that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. Management believes that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

In addition, in conjunction with the sale of PWAS, WAS and the Company contracted for division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million dollars of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations have been escrowed for a five-year period. No portion of the amount required to be escrowed in connection with the sale of PWAS was considered as a portion of the gain recognized in connection with the sale. The Company considers the amount held in escrow to be a contingent asset and is not included in the Company’s balance sheet.

On January 5, 2009, the Company received notice from the EPA that it intends to conduct a RCFA Facility Assessment (“RFA”) of its Birmingham, Alabama facility site. The RFA typically includes document review, review of activities, visual site inspection and interviews of site representatives. The purpose of the RFA is to distinguish between sites that pose little or no threat to human health and environment and sites that require further investigation or assessment. It is believed that the RFA is being conducted for purposes of developing familiarization with waste generators and for general mapping and assessment purposes. The RFA is anticipated to take place in early summer 2009.

Furthermore, the Company is subject to various environmental regulations at the federal, state, and local levels, particularly with respect to the stripping, cleaning, and painting of aircraft. Compliance with environmental regulations have not had, and are not expected to have, a material effect on the Company’s financial position or results of operations.

I. EMPLOYEES

On December 31, 2008, the Company had 613 employees. Approximately 467 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”). Negotiations took place in 2005 with the UAW and a new collective bargaining agreement was signed that year. The Company’s agreement with the UAW was ratified for a new five-year period and will expire on March 21, 2010.

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

The Company is Heavily Dependent on U.S. Government Contracts.

All of the Company’s revenues from continuing operations in 2008 and 2007 were derived directly or indirectly from U.S. Government contracts or subcontracts. U.S. Government contracts expose the Company to a number of risks, including:

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

A small number of contracts account for all of the Company’s revenues. Contracts with the U.S. Government comprised approximately 100% of the Company’s revenues from continuing operations during 2008 and 2007. The USAF KC-135 PDM program in and of itself comprised 83% and 74% of the Company’s total revenues from continuing operations during 2008 and 2007, respectively. Termination of a contract, a dispute over compliance with contract terms, a disruption of any of these contracts (including option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could materially harm its business and impair the value of its Common Stock.

The financial condition and results of operations of the Company, which operated as a subcontractor to the Boeing Company (“Boeing”), have been impacted by several unusual events in connection with the U.S. Air Force (“USAF”) KC-135 Program Depot Maintenance (“PDM”) program and the related recompetition for the new KC-135 contract award. As discussed in previous filings, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a joint proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. From July 2006 to September 2007, the Company prepared its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. On March 3, 2008, the USAF advised the GAO that in response to the recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On June 13, 2008, the GAO denied the Company’s March 11, 2008 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation, enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. In February 2009, the USAF and Boeing filed appeals of the Court’s ruling with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The Company expects to file a cross appeal with the Federal Circuit in the second quarter of 2009. The Company expects the appeals process before the Federal Circuit to be resolved in the fourth quarter of 2009 or the first quarter of 2010. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed pursuant to the Court’s order. If the Company is not successful in the new re-competition for the KC-135 PDM, it would have a material adverse effect on the Company’s financial condition and prospects, materially harm the Company’s business and impair the value of its Common Stock.

The Company’s Trust for its Defined Benefit Plan is Under-Funded and Subject to Financial Market Forces.

The Company maintains a Defined Benefit Plan (the “Pension Plan”), which covers substantially all employees at its Birmingham, Alabama facilities. The Pension Plan’s assets consist primarily of equity mutual funds, bond mutual funds, and cash equivalents. These assets are exposed to various risks, such as interest rate, credit, and overall market volatility. At December 31, 2008, the Pension Plan was underfunded by $33.1 million due primarily to investment losses incurred during 2008 in the equity portion of the Pension Plan investments. Changes in investment returns, discount assumptions, mortality assumptions or benefit obligations may have a significant impact on the funded status of the Pension Plan. Unless and until the Pension Plan under-funding is remedied sufficiently, the making of minimum required contributions may adversely affect the Company’s liquidity and cash flow, which could materially harm its business and impair the value of its Common Stock.

On February 29, 2008, the Company applied to the Internal Revenue Service (“IRS”) for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On March 30, 2009, the IRS granted the waiver request resulting in a deferral of required contributions for the 2007 plan year being spread over the next five years. As a result of the waiver, the pension payment for the 2007 plan year is now considered a payment for the 2008 plan year. The remaining amount owed for the 2008 plan year of $0.5 million was made during the first quarter of 2009. As a result of the missed quarterly contributions while the waiver request was under consideration, the Pension Benefit Guaranty

Corporation (“PBGC”) filed liens on the Company’s assets. The PBGC will maintain a lien on the Company’s assets over the time period of the deferral of the 2007 plan year contributions, which will be approximately five years. The additional pension contributions and the PBGC liens could make it more difficult for the Company to obtain additional financing in the future.

The Company May Need Additional Financing to Maintain its Business Which May or May Not Be Available

The Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning contracts for some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects. If additional financing is needed, the Company’s recent negative results of operations and the uncertainties regarding future contract awards will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations.

In addition, the ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways, including:

Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause governments, including the U.S. government, which is our largest customer, consumers and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, then we may have to find new suppliers. We may experience significant delays in servicing our customers and incur additional costs to establish alternative sources of supply if we lose any of these sources. We cannot predict if we will be able to obtain replacement suppliers within the time frames that we require at an affordable cost, if at all. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

Customers’ Inability to Obtain Financing to Make Purchases from us and/or Maintain Their Business: Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

These significant dislocations and liquidity disruptions in the United States credit markets have also caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect its ability to fund current and future programs. A prolonged downturn in the credit markets may cause the Company to seek alternative sources of potentially less attractive financing, and may require the Company to adjust its business plan accordingly. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for the Company to raise capital through the issuance of Common Stock, preferred stock or other equity securities. If the Company cannot raise adequate funds on acceptable terms, or at all, then its business could be materially harmed.

Our Common Stock Will Not Be Traded On A National Security Exchange and We Will Suspend Our Reporting Obligations with the SEC

On March 16, 2009, the Board of Directors of AAII unanimously voted to delist its Common Stock (“Common Stock”), from The Nasdaq Stock Market LLC (“NASDAQ”) and to voluntarily terminate the registration of its Common Stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In connection therewith, the Company notified NASDAQ on March 17, 2009 of the Company’s intention to file a Form 25 with the Securities and Exchange Commission (“SEC”) on or about March 31, 2009 in order to voluntarily delist its Common Stock. On March 31, 2009, AAII filed a Form 25 with the SEC to delist its Common Stock from NASDAQ and to deregister its Common Stock with the SEC under Section 12(b) of the Exchange Act. By operation of law, the delisting will become effective on April 10, 2009. Additionally, on March 30, 2009, the Company filed with the SEC post-effective amendments to its registration statements on Form S-8 in order to remove from registration under the Securities Act of 1933 any of the securities that remained unsold under each such registration statement as of March 30, 2009. In the event the Company has 300 or more stockholders of record as of the end of any fiscal year in the future, it may be required to resume its reporting obligations with the SEC.

On April 10, 2009, the effective date of the delisting of the Company’s Common Stock from NASDAQ, the Company intends to file a Form 15 with the SEC in order to deregister its Common Stock with the SEC under Section 12(g) of the Exchange Act and to suspend AAII’s reporting obligations under the Section 15(d) of the Exchange Act. The Company is eligible to file a Form 15 to deregister its Common Stock under Section 12(g) and to suspend its reporting obligations under Section 15(d) because it had fewer than 300 holders of record of its Common Stock as of January 1, 2009. Upon filing of the Form 15 with the SEC, the Company’s obligations to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will be suspended immediately. Additionally, the Company expects the deregistration of its Common Stock with the SEC under Section 12 of the Exchange Act to become effective 90 days after filing the Form 15 with the SEC.

Once our Common Stock is delisted from NASDAQ, we do not intend to list the Common Stock on another national securities exchange. Once delisted, it is possible that the Common Stock will be traded on the Pink Sheets electronic quotation service (the “Pink Sheets”). The trading of our Common Stock in the Pink Sheets rather than on NASDAQ may reduce the price of our common stock and the levels of liquidity available to our stockholders. Purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our Common Stock, our Common Stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Additionally, stocks that trade in the Pink Sheets are no longer eligible for margin loans, and a company trading in the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities will not be traded on a national securities exchange. The fact that our Common Stock will not be traded on a national securities exchange could also have other adverse effects on us in addition to the foregoing, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

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

The Amount and Terms of the Company’s Indebtedness Restrict the Company’s Financial and Operational Flexibility.

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which it issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note contains customary events of default. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrence of an event of default as defined by Section 12 of the Note Purchase Agreement. The Company may be unable to locate other lenders at comparable interest rates if an event of default occurs. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended effective December 31, 2008 to change the maturity date of the Note to February 15, 2010.

The Company has pledged substantially all of its assets to secure the debt under the Note. If the amounts outstanding under the Note were accelerated, the lender could proceed against those assets. Any event of default, therefore, could have a material adverse effect on the Company’s business and impair the value of its Common Stock.

Insiders Have Substantial Control Over the Company and Can Significantly Influence Matters Requiring Stockholder Approval.

As of December 31, 2008, the Company’s executive officers, directors, and affiliates, in the aggregate, beneficially owned approximately 57% of it outstanding Common Stock. As a result, these stockholders are able to significantly influence matters requiring stockholder approval, including election of directors and the approval of mergers or other business combination transactions. This control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of other stockholders to approve transactions that they may deem to be in their best interest.

The Company is Unable to Compete with the Pemco World Air Services, Inc. Business for Three Years from the Date of the Closing.

The stock purchase agreement under which the Company sold PWAS includes a non-competition obligation which lasts for a period of three years from the closing of the sale. Under this provision, the Company is not able to engage in the business sold to WAS, except with respect to military customers, for three years following the closing, which occurred on September 19, 2007. This limitation on the scope of the Company’s business operations may adversely effect its business prospects, operating results and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate offices are located at the Birmingham International Airport, in Birmingham, Alabama. The Birmingham facility is located on approximately 190 acres of land with approximately 1.9 million square feet of production and administrative floor space. The facility includes ten flow-through bays permitting continual production line operation. The facility also includes a number of ancillary buildings such as a paint hangar, a shipping and receiving warehouse, a wing rehabilitation shop, a sheet metal shop, and a 55,000 square foot general office building that houses the administrative staff. Available ramp area exceeding 3.0 million square feet is adjacent to the municipal airport runways. Additionally, the facility operates a control tower that supplements the FAA-managed municipal air control tower for handling aircraft on the Company’s property and a fire-fighting unit that supplements fire-fighting equipment operated by both the City of Birmingham and the Alabama Air National Guard. The Company is party to a Mutual Aid Agreement with Birmingham Fire and Rescue and the Alabama Air National Guard for fire prevention and hazardous materials incident response capabilities.

The Birmingham facility is a complete aircraft modification and maintenance center. The facility is an approved FAA repair station and maintains a Department of Defense “SECRET” security clearance.

The facility is leased from the Birmingham Airport Authority. The lease expires September  30, 2019.

Item 3. Legal Proceedings

GECAS Lawsuits

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco World Air Services Inc., in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered, as well as fraud and conversion. On March 5, 2004, the Company filed a motion to dismiss the claims filed by GECAS in New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS subsequently paid in full charges owed on four of the six aircraft. The New York state court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Thereafter, the Company and GECAS amended to add additional claims and counterclaims, respectively. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Alabama state court granted the Company partial summary judgment as to two of the eight GECAS counterclaims. Trial of the case commenced in Alabama state court, in the Circuit Court of Dale County, on March 30, 2009. The New York state court has scheduled the case for trial on June 10, 2009 in the event the matter is not resolved in the Alabama proceeding. Management believes there is a remote chance that the outcome of these lawsuits will have a material impact on the Company’s financial position or results of operations.

Employment Lawsuits

On March 14, 2009, a federal jury in the United States District Court for the Northern District of Alabama (Southern Division) returned a verdict against the Company for $250,000 in compensatory damages and $250,000 in punitive damages in a case involving a former employee who was terminated for unethical conduct involving the threatening touching of a female employee. In July 2005 the terminated employee filed EEOC charges against the Company for race and gender discrimination and retaliation for having been a plaintiff in a 2002 case brought against the Company. The jury found no evidence of retaliation, but found the Company liable on the basis of race and gender discrimination in the employee’s termination. The Company maintains its position as to the appropriateness of steps taken and intends to vigorously pursue appeal of the matter. The case is believed to be covered by the Company’s employer liability insurance coverage.

Various claims alleging employment discrimination, including race, sex, disability, and age have been made against the Company and its subsidiaries by current and former employees at its Birmingham, Alabama facilities in proceedings before the U.S. Equal Employment Opportunity Commission (the “EEOC”) and before state and federal courts in Alabama. Workers’ compensation claims brought by employees are also pending in Alabama state court. The Company believes that none of these claims, individually or in the aggregate, are material to the Company and that such claims are more reflective of the general increase in employment-related litigation in the U.S., and Alabama in particular, than of any actual discriminatory employment practices by the Company or any subsidiary. Except for workers’ compensation benefits as provided by statute, the Company intends to vigorously defend itself in all litigation arising from these types of claims. Management believes that the results of these claims will not have a material impact on the Company’s financial position or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of the Company’s stockholders in the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock trades on the Nasdaq Global Market under the symbol “AAII.” The following table sets forth the range of high and low sales prices for the Common Stock on a quarterly basis for each of the last two fiscal years as reported on Nasdaq.

	2008		2007
Quarter End	High	Low	High	Low
March 31	$7.20	$2.50	$9.00	$6.82
June 30	3.07	1.45	10.95	7.56
September 30	2.53	1.25	12.00	4.00
December 31	3.47	1.02	6.39	1.75

On March 23, 2009, there were 4,542,348 shares of Common Stock issued and 4,128,950 shares of Common Stock outstanding held by approximately 120 owners of record and 820 beneficial owners. The Company has never paid cash dividends on its Common Stock and currently intends to continue that policy indefinitely. The Company’s senior secured note restricts its ability to pay dividends. The last reported sales price of the Company’s Common Stock on March 26, 2009 was $1.30.

On March 16, 2009, the Board of Directors of AAII unanimously voted to delist AAII Common Stock (“Common Stock”) from The Nasdaq Stock Market LLC (“NASDAQ”) and to voluntarily terminate the registration of its Common Stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In connection therewith, the Company notified NASDAQ on March 18, 2009 of the Company’s intention to file a Form 25 with the Securities and Exchange Commission (“SEC”) on or about March 31, 2009 in order to voluntarily delist its Common Stock. On March 31, 2009, AAII filed a Form 25 with the SEC to delist its Common Stock from NASDAQ and to deregister its Common Stock with the SEC under Section 12(b) of the Exchange Act. By operation of law, the delisting will become effective on April 10, 2009. Additionally, on March 30, 2009, the Company filed with the SEC post-effective amendments to its registration statements on Form S-8 in order to remove from registration under the Securities Act of 1933 any of the securities that remained unsold under each such registration statement as of March 30, 2009.

On April 10, 2009, the effective date of the delisting of the Company’s Common Stock from NASDAQ, the Company intends to file a Form 15 with the SEC in order to deregister its Common Stock with the SEC under Section 12(g) of the Exchange Act and to suspend AAII’s reporting obligations under the Section 15(d) of the Exchange Act. The Company is eligible to file a Form 15 to deregister its Common Stock under Section 12(g) and to suspend its reporting obligations under Section 15(d) because it has fewer than 300 holders of record of its Common Stock. Upon filing of the Form 15 with the SEC, the Company’s obligations to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will be suspended immediately. Additionally, the Company expects the deregistration of its Common Stock with the SEC under Section 12 of the Exchange Act to become effective 90 days after filing the Form 15 with the SEC unless such date is extended or accelerated by the SEC. Following the effectiveness of the Form 25, the Company expects to be quoted on the Pink Sheets.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “FORWARD-LOOKING STATEMENTS-CAUTIONARY LANGUAGE” on page ii and “RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE” beginning on page 10, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

During the third quarter of 2007, the Company sold its Pemco World Air Services, Inc. (“PWAS”) subsidiary to WAS Aviation Services, Inc., an affiliate of Sun Capital (“WAS”). The Company recorded a gain of $11.4 million, net of tax, related to the sale of PWAS. The sale of PWAS allowed the Company to pay off its revolving credit facility, treasury stock term loan and bank term loan (“the Bank Debt”) with Wachovia Bank and Compass Bank. In addition to eliminating the Bank Debt, the sale provided approximately $8.0 million of cash for future working capital needs. As part of the transaction in which the Company sold PWAS to WAS, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically comprised substantially all of the Commercial Services Segment (“CSS”). The historical financial results of PWAS have been presented in the Company’s consolidated financial statements as discontinued operations.

The financial condition and results of operations of the Company, which operated as a subcontractor to The Boeing Company (“Boeing”), have been impacted by several unusual events in connection with the USAF KC-135 PDM program and the related recompetition for the new KC-135 PDM contract award. As discussed in previous filings, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. From July 2006 to September 2007, the Company prepared its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. On March 3, 2008, the USAF advised the GAO that in response to the recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On June 13, 2008, the GAO denied the Company’s March 11, 2008 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. In February 2009, the USAF and Boeing filed appeals of the Court’s ruling with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The Company expects to file a cross appeal with the Federal Circuit in the second quarter of 2009. The Company expects the appeals process before the Federal Circuit to be resolved in the fourth quarter of 2009 or the first quarter of 2010. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed by the USAF pursuant to the Court’s order.

In order to adjust for and mitigate the effects of the past events discussed above, the Company has taken several significant steps. On November 6, 2007 the Company officially qualified with the Small Business Administration as a small business for military contracts. The Company believes that this will provide vital opportunities for defense contracts which were previously unavailable. Management has also taken significant steps to reduce costs including headcount reductions, administrative cost reductions, freezing the defined benefit pension plan for salaried employees as of December 31, 2007, eliminating salary increases for 2008 and restructuring the medical and dental benefit plans. In addition, the Board of Directors, in a unified move to support the Company, agreed to a 50% reduction in all Board fees for 2008. Effective October 1, 2008, the previous compensation arrangements went back into effect. The Company and Boeing continue to be teamed on the KC-135 bridge contract for which the USAF exercised an option to extend through September 30, 2009. There are no assurances that the Company will receive more aircraft than what has already been inducted during the latest extension of the KC-135 bridge contract. There are no guarantees additional options will be exercised or that, if exercised, any aircraft will be inducted under such options.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As a result of the awarding of the KC-135 contract to Boeing and the lack of other long-term contracts in conjunction with the sale of PWAS, which generated significant pretax income during 2007, there is insufficient evidence for the Company to conclude as of December 31, 2008 or 2007 that it is more likely than not that the deferred income tax assets recorded by the Company would be realized. During 2007, the Company recorded a $9.7 million valuation allowance against the deferred income tax asset accounts which substantially increased the reported income tax expense in 2007.

RESULTS OF OPERATIONS

Twelve months ended December 31, 2008 versus twelve months ended December 31, 2007

The table below presents major highlights from the years ended December 31, 2008 and 2007 excluding the results of discontinued operations, except for net (loss) income.

(In $Millions)

	2008	2007	% Change
Revenue	$53.5	$65.1	(17.8)%
Gross profit	7.7	3.8	102.6%
Operating loss from continuing operations	(0.5)	(6.4)	92.2%
Loss from continuing operations before taxes	(1.3)	(7.0)	81.4%
Loss from continuing operations	(1.1)	(13.3)	91.7%
Net (loss) income	(5.8)	1.0	(680.0)%
EBITDA from continuing operations	1.1	(4.7)	123.4%

The Company defines operating loss from continuing operations, as shown in the above table, as revenue less cost of sales, less selling, general, and administrative expenses.

EBITDA from continuing operations for the years ended December 31, 2008 and 2007 was calculated using the following approach:

(In $Millions)

	2008	2007
Loss from continuing operations	$(1.1)	$(13.3)
Interest expense	0.8	0.6
Taxes	(0.2)	6.3
Depreciation and Amortization	1.6	1.7

EBITDA from continuing operations	$1.1	$(4.7)

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

The $11.6 million decrease in revenue from continuing operations at the Company was primarily due to decreases in deliveries of KC-135 aircraft, C-130 aircraft and P-3 aircraft. The KC-135 PDM program, which accounted for 83.3% of revenue from continuing operations in 2008, allows for the Company to provide services on PDM aircraft, drop-in aircraft, and other aircraft related areas. Revenue from the KC-135 program decreased $3.4 million during 2008. During 2008, the Company delivered eleven PDM aircraft, compared to twelve PDM aircraft during 2007. Revenue from continuing operations decreased $2.6 million under contracts to perform non-routine maintenance work on C-130 aircraft offset by additional revenue of $0.7 million to perform paint stripping under a new C-130 contract. Revenue from continuing operations decreased as a result of fewer C-130 aircraft in process during 2008. Revenue for the P-3 program decreased $5.1 million in 2008 due to the delivery of five P-3s during 2007 versus delivery of one P-3 during 2008. Revenue from continuing operations decreased $1.2 million on other contracts primarily as a result of fewer aircraft inducted under miscellaneous paint contracts.

Cost of revenue decreased $15.4 million, or 25.2%, to $45.8 million in 2008 from $61.2 million in 2007. Cost of sales was adversely impacted in 2007 by $2.6 million of losses on the P-3 contract, $1.7 million of losses on the USAF C-130 contract and a charge of $0.8 million related to freezing the defined benefit pension plan for salaried employees.

Gross profit increased from $3.8 million, or 102.6%, to $7.7 million due to improvements in operational efficiency. Overall, the Company’s gross profit percentage of revenue from continuing operations increased to 14.4% in 2008 from 5.9% in 2007. The increase in gross profit as a percentage of revenue in 2008 is primarily due to losses incurred on the P-3 and C-130 programs in 2007 offset by the impact of a lower revenue base over which to spread the fixed cost of operating the Birmingham, Alabama facility.

Selling, general and administrative (“SG&A”) expenses decreased $2.1 million, or 20.1%, to $8.2 million in 2008 from $10.2 million in 2007. As a percent of sales, SG&A expenses decreased to 15.3% in 2008 from 15.7% in 2007 as the Company implemented a cost reduction program in 2008 as a result of lower revenue.

During 2008, the Company recovered certain income taxes previously expensed. During 2007, the Company recorded income tax expense for continuing operations of $6.3 million. Income tax expense for 2007 was significantly impacted by a valuation allowance on deferred income tax assets of $9.7 million which was recorded due to the uncertainty of future taxable income as a result of the lack of significant long-term contracts.

(Loss) Income from Discontinued Operations

Results from discontinued operations decreased from $2.8 million of income from discontinued operations in 2007 to $4.7 million of losses from discontinued operations in 2008. Space Vector Corporation (“SVC”) incurred losses of $2.8 million in 2008 as a result of revenue decreasing from $7.7 million in 2007 to $4.5 million in 2008. SVC also continued to incur losses on a large battery contract during 2008. AAII recorded an impairment charge of $1.9 million in 2008 on its investment in SVC to adjust the value of SVC’s net assets to approximate the proceeds expected from the sale. PWAS, which was sold in 2007, experienced significant growth in cargo conversion revenue and maintenance, repair and overhaul revenue in 2007. The increase in volume of business increased capacity utilization at the Company’s former Dothan, Alabama facility, supplemented by work performed in mainland China. The improvements in volume and utilization led to lower cost and increased profitability on all lines of work in 2007.

Gain on Sale of Discontinued Operations

The Company recorded a pretax gain of $17.6 million for the sale of PWAS in the first nine months of 2007. The Company recorded $6.2 million in tax expense on the gain due to differences in the gain on the sale for financial reporting purposes and income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

General

The table below presents the major indicators of financial condition and liquidity.

(In $Thousands, except ratios)

	December 31, 2008	December 31, 2007	Change
Cash	$7,612	$8,799	$(1,187)
Working Capital	$11,090	$16,192	$(5,102)
Current portion of long-term debt and capital lease obligations	$2	$5	$(3)
Long-term debt and capital lease obligations	$5,000	$5,002	$(2)
Stockholders’ (deficit) equity	$(15,019)	$16,326	$(31,345)

Working Capital

The Company has no current arrangements with respect to sources of additional financing, and its negative results of operations in prior years and the current lack of long-term contracts, exacerbated by the current state of the credit markets, will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. In addition, the anticipated delisting of the Company’s Common Stock from Nasdaq on April 6, 2009 will likely materially adversely affect the Company’s access to the capital markets, and the limited liquidity and potentially reduced price of the Common Stock could materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company or at all.

The Company’s primary sources of liquidity and capital resources include cash-on-hand and cash flows from operations (primarily from collection of accounts receivable and conversion of work-in-process inventory to cash). Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the number of KC-135 inducted as a result of the U.S. Air Force (“USAF”) extension of the Company’s KC-135 bridge contract with Boeing; collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan (“Pension Plan”); settlements of various claims; and the payment terms of any short-term or long-term debt. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access the capital markets to meet liquidity needs. Due to the current state of the credit markets in the United States, the current status of the KC-135 contract and the Company’s recent operating performance, there is uncertainty as to whether the Company would be able to obtain additional financing from lenders during 2009. The Company anticipates that cash-on-hand will be sufficient to fund operations, make moderate capital expenditures, make scheduled interest payments on its debt obligation for the next twelve months and make the required contributions to its Pension Plan. However, the Company is proposing and is expecting to propose on several programs in the next twelve months. If the Company is successful in winning some or all of these programs, additional financing may be needed to fund working capital requirements related to the buildup of accounts receivable and inventory on the projects.

The financial condition and results of operations of the Company, which operated as a subcontractor to Boeing, have been impacted by several unusual events in connection with the USAF KC-135 PDM program and the related recompetition for the new KC-135 PDM contract award. As discussed in previous filings, from May 2005 through June 2006, the Company worked in cooperation with Boeing to submit a proposal on the new KC-135 contract under a Memorandum of Agreement with Boeing (“MOA”). After filing an initial proposal with the USAF, which included critical financial and operational information on the Company’s KC-135 program, the Company believes Boeing breached the MOA due to the USAF’s reducing the number of aircraft in the request for proposal. From July 2006 to September 2007, the Company prepared its own proposal for the new KC-135 contract. The Company’s proposal for the KC-135 PDM program was unsuccessful as the contract was awarded to Boeing in September 2007. The Company filed a protest with the Government Accountability Office (“GAO”) and the GAO upheld in part the Company’s protest on the basis that the USAF failed to conduct a proper analysis of Boeing’s cost/price proposal for realism or potential risk. On March 3, 2008, the USAF advised the GAO that in response to the recommendation by the GAO it had completed additional review and that the Company’s proposal was not selected for award. The Company filed a protest on the new award decision on March 11, 2008 as to the USAF’s lack of proper evaluation to meet GAO recommendations and sudden post-award change of work scope under the contract recompete. On June 13, 2008, the GAO denied the Company’s March 11, 2008 protest. On June 27, 2008, the Company filed a complaint in the United States Court of Federal Claims (the “Court”) protesting the actions of the USAF in connection with the award to Boeing of the KC-135 PDM contract. On July 3, 2008, the Court granted Boeing’s motion to intervene in the case. On September 30, 2008, the Court set aside the KC-135 PDM solicitation enjoining the USAF from proceeding with the award to Boeing and requiring a resolicitation of the procurement that will explicitly address the role of the aging KC-135 fleet on the PDM process. In February 2009, the USAF and Boeing filed appeals of the Court’s ruling with the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”). The Company expects to file a cross appeal with the Federal Circuit in the second quarter of 2009. The Company expects the appeals process before the Federal Circuit to be resolved in the fourth quarter of 2009 or the first quarter of 2010. The Company is currently negotiating a subcontract with Boeing for KC-135 PDM work to be performed until a new solicitation and award is completed by the USAF pursuant to the Court’s order.

Cash Flow Overview

Operating activities used $0.6 million during 2008, compared to providing $3.6 million during 2007. Cash payments to fund the Pension Plan exceeded pension expense by $2.0 million and $3.4 million in 2008 and 2007, respectively. Cash of $0.5 million and $0.6 million was used during 2008 and 2007, respectively, for capital expenditures. The sale of PWAS generated $31.4 million of cash during 2007. Financing activities used $25.6 million in 2007 as the Company used a portion of the proceeds from the sale of PWAS to pay off $24.1 million in long-term debt and a revolving credit facility.

Future Capital Requirements

The Company’s potential capital requirements over the next twelve months include: required minimum funding of the Pension Plan (noted below), interest payments on long-term debt, the cost of continuing legal actions with regards to the award of the KC-135 PDM contract to Boeing, and working capital required to fund increases in accounts receivable, inventory and equipment if the Company is awarded new contracts.

On February 29, 2008, the Company applied to the Internal Revenue Service (“IRS”) for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Pension Plan, fully satisfying the contribution requirements for the 2007 plan year. On March 30, 2009, the IRS granted the waiver request resulting in a deferral of required contributions for the 2007 plan year being spread over the next five years. As a result of the waiver, the pension payment for the 2007 plan year is now considered a payment for the 2008 plan year. The remaining amount owed for the 2008 plan year of $0.5 million was made during the first quarter of 2009. As a result of the missed quarterly contributions while the waiver request was under consideration, the Pension Benefit Guaranty Corporation (“PBGC”) filed liens on the Company’s assets. The PBGC will maintain a lien on the Company’s assets over the time period of the deferral of the 2007 plan year contributions, which will be approximately five years.

The Company’s Pension Plan was under-funded by approximately $33.1 million and $9.2 million at December 31, 2008 and 2007, respectively (See Note 9 to the Consolidated Financial Statements) primarily due to inconsistent investment returns including large losses in the equity portion of the investment portfolio in 2008, and to a lesser extent an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Pension Plan during 2008 and 2007 of approximately $3.9 million and $9.1 million, respectively. The Company is required to contribute $3.5 million to the Pension Plan during 2009. The losses incurred in 2008 will likely result in substantially increased contributions to the Pension Plan in 2010 and beyond.

Senior Secured Debt

On February 15, 2006, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Silver Canyon Services, Inc. (“Silver Canyon”) pursuant to which the Company issued to Silver Canyon a senior secured Note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. On February 15, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, pursuant to which the maturity date for the principal amount of the Note was extended. On July 31, 2007, the Company entered into an Amended and Restated Senior Secured Note with Special Value Bond Fund, LLC, in which the maturity date for the principal amount of the Note was extended until February 15, 2009. On January 28, 2009, the maturity date for the principal amount of the Note was extended until February 15, 2010. All other terms and conditions of the Note and the Note Purchase Agreement remain the same. The Company has agreed that all of the proceeds from the sale of SVC will be used to reduce the principal of the Note.

Funding Sources

The Company plans to finance its capital expenditures, working capital and liquidity requirements through the most advantageous sources of capital available to the Company at the time, which may include using existing cash and cash equivalents and the incurrence of additional indebtedness through secured or unsecured borrowings. Additional capital may not be available at all, or may not be available on terms favorable to the Company. The Company is continually monitoring and reevaluating its level of investment in all of its operations, as well as the financing sources available to achieve its goals in each business area. In addition, the anticipated delisting of the Company’s Common Stock from NASDAQ on April 10, 2009 will likely materially adversely affect the Company’s access to the capital markets, and the limited liquidity and potentially reduced price of the Common Stock could materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company or at all.

The aircraft services industry has generally been in a consolidation phase. As a consequence, the Company receives and sometimes initiates inquiries with respect to corporate combinations. However, there can be no assurances that the Company will be party to any such transactions in the future.

Contractual Obligations

The following table sets forth information with respect to the maturities of the Company’s contractual obligations as of December 31, 2008.

(In $ Thousands)

	2009	2010 - 2011	2012 - 2013	After 2013	Total
Long-term debt	$—	$5,000	$—	$—	$5,000
Capital lease obligations	2	—	—	—	2
Operating leases	263	485	320	917	1,985

Total	$265	$5,485	$320	$917	$6,987

The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the Birmingham, Alabama facility expires on September 30, 2019. The Birmingham lease provides for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various operating and capital leasing arrangements. The long-term debt accrues interest at an annual rate of 15%, which is payable quarterly in arrears. Interest is not included in the table above.

The Company has future obligations with regard to the Pension Plan and its postretirement plans (“Plans”). Future contributions to the Plans are not fixed and are subject to numerous variables. The Company is required to contribute $3.5 million to the Pension Plan during 2009. The losses incurred in 2008 by the Pension Plan will most likely result in substantially increased contributions to the Pension Plan in 2010 and beyond.

Included in “Other Long-Term Liabilities” in the Consolidated Balance Sheets at December 31, 2008 is a deferred compensation plan liability of approximately $0.8 million related to deferred compensation plan assets for the Chief Executive Officer (“CEO”) of the Company. The deferred compensation liability does not have a set maturity date and has been excluded from the table of contractual obligations presented above. In February 2008, the CEO withdrew approximately $2.1 million from the deferred compensation plan assets thereby reducing the deferred compensation plan liabilities by $2.1 million.

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

TRADING ACTIVITIES

The Company does not engage in trading activities or in trading non-exchange traded contracts. As of December 31, 2008 and 2007, the carrying amounts of the Company’s financial instruments were estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company has not hedged its interest rate risks through the use of derivative financial instruments. The Company did not have any foreign exchange risks at December 31, 2008.

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

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company. The Note Purchase Agreement was amended on January 28, 2009 to extend the maturity date of the Note to February 15, 2010.

In February 2008, the CEO withdrew approximately $2.1 million from the deferred compensation plan assets thereby reducing the deferred compensation plan liabilities by $2.1 million.

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

Revenue Recognition

Revenue is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The Company recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any nonroutine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the nonroutine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred by execution of a form DD 250. For nonroutine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations in accordance with the contract. Such work is performed and completed throughout the PDM process.

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is recorded on the specific identification method. This method involves subjectivity and includes an evaluation of historical experience with the customer, current relationship with the customer, aging of the receivable, contract terms, discussions with the customer, marketing, and contracts personnel, as well as other available data. Given the nature of the Company’s business and customers, write-offs have historically been nominal. The Company’s customers are primarily the U.S. Government or its prime contractors.

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

Pension and Postretirement Plans

The Company maintains pension plans covering a majority of its employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. For financial reporting purposes, net periodic pension and other postretirement benefit costs (income) are calculated based upon a number of actuarial assumptions including a discount rate for plan obligations, assumed rate of return on pension plan assets, and an annual rate of increase in the per capita costs of covered postretirement healthcare benefits. Each of these assumptions is based upon the Company’s judgment, considering all known trends and uncertainties. Actual asset returns for the Company pension plans significantly below the Company’s assumed rate of return would result in higher net periodic pension expense in future years. Actual annual rates of increase in the per capita costs of covered postretirement healthcare benefits above assumed rates of increase would result in higher net periodic postretirement benefit costs in future years.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company adopted this statement as of January 1, 2009. Should the Company complete an acquisition subsequent to December 31, 2008 it will apply the provisions of this statement.

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

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

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

The following financial statements and financial statement schedule are submitted herewith:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alabama Aircraft Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Alabama Aircraft Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. Our audits of the basic financial statements included Schedule II—Valuation and Qualifying Accounts listed in the index appearing under Item 15 (a)(2). These financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alabama Aircraft Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Charlotte, North Carolina
March 31, 2009

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In Thousands)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,612	$8,799
Accounts receivable, net	6,691	7,397
Inventories, net	5,092	6,317
Prepaid expenses and other	759	620
Assets of discontinued operations	2,759	5,486

Total current assets	22,913	28,619

Machinery, equipment and improvements at cost:
Machinery and equipment	20,698	20,668
Leasehold improvements	18,921	18,719

	39,619	39,387
Less accumulated depreciation and amortization	(28,403)	(26,808)

Net machinery, equipment and improvements	11,216	12,579

Other non-current assets:
Deposits and other	977	3,158
Restricted cash-letter of credit	589	1,235
Related party receivable	—	440
Assets of discontinued operations	384	314

	1,950	5,147

Total assets	$36,079	$46,345

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—continued

December 31, 2008 and 2007

(In Thousands, Except Share Information)

	2008	2007
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$2	$5
Accounts payable—trade	2,696	3,060
Accrued health and dental	368	491
Accrued liabilities—payroll related	2,794	2,845
Accrued liabilities—other	936	1,700
Customer deposits in excess of cost	2,767	3,657
Impairment on investment in Space Vector	1,898	—
Liabilities of discontinued operations	362	669

Total current liabilities	11,823	12,427

Long-term debt, less current portion	5,000	5,002
Long-term pension and postretirement benefit liabilities	33,509	9,654
Other long-term liabilities	766	2,936

Total liabilities	51,098	30,019

Stockholders’ (deficit) equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common Stock, $0.0001 par value, 12,000,000 shares authorized, 4,128,950 outstanding at December 31, 2008 and 2007	1	1
Additional paid-in capital	15,324	15,067
Retained earnings	24,572	30,358
Treasury stock, at cost—413,398 shares at December 31, 2008 and 2007	(8,623)	(8,623)
Accumulated other comprehensive loss:
Pension and postretirement liabilities	(46,293)	(20,477)

Total stockholders’ (deficit) equity	(15,019)	16,326

Total liabilities and stockholders’ (deficit) equity	$36,079	$46,345

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

(In Thousands, Except Per Share Information)

	2008	2007
Revenue	$53,499	$65,061
Cost of revenue	45,810	61,250

Gross profit	7,689	3,811
Selling, general and administrative expenses	8,160	10,213

Operating loss from continuing operations	(471)	(6,402)
Interest expense	(780)	(601)

Loss from continuing operations before income taxes	(1,251)	(7,003)
Income tax (benefit) expense	(159)	6,269

Loss from continuing operations	(1,092)	(13,272)
(Loss) income from discontinued operations and impairment charges, net of tax	(4,694)	2,789
Gain on sale of discontinued operations, net of tax	—	11,428

Net (loss) income	$(5,786)	$945

Net (loss) income per common share:
Basic loss from continuing operations	$(0.26)	$(3.22)
Basic (loss) income from discontinued operations	$(1.14)	$3.44
Basic net (loss) income per share	$(1.40)	$0.23
Diluted loss from continuing operations	$(0.26)	$(3.22)
Diluted (loss) income from discontinued operations	$(1.14)	$3.44
Diluted net (loss) income per share	$(1.40)	$0.23
Weighted average common shares outstanding:
Basic	4,129	4,127
Diluted	4,129	4,127

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

Years Ended December 31, 2008 and 2007

(In Thousands)

	Common Shares	Capital Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
January 1, 2007	4,540	$1	$14,345	$29,413	$(8,623)	$(27,756)	$7,380
Exercise of stock options (including tax benefit of $8)	2		15				15
Stock-based compensation			707				707
Comprehensive income:
Net income				945			945
Pension and post-retirement liabilities (net of tax of $0)						1,116	1,116

Total comprehensive income							2,061
Impact from sale of PWAS						6,163	6,163

December 31, 2007	4,542	1	15,067	30,358	(8,623)	(20,477)	16,326

Stock-based compensation			257				257
Comprehensive loss:
Net loss				(5,786)			(5,786)
Pension and post-retirement liabilities (net of tax of $0)						(25,816)	(25,816)

Total comprehensive loss							(31,602)

December 31, 2008	4,542	$1	$15,324	$24,572	$(8,623)	$(46,293)	$(15,019)

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

(In Thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,786)	$945

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of machinery, equipment and leasehold improvements	1,786	2,825
Amortization of intangible assets	—	260
Provision (benefit) for deferred income taxes	—	13,746
Funding in excess of pension cost	(1,961)	(3,438)
Provisions (recoveries) for losses on receivables	—	253
Provision for inventory valuation	835	1,607
Gain on Sale of Pemco World Air Services	—	(17,579)
Loss on disposals of machinery and equipment	—	42
Provision for (reversal of) losses on contracts-in-process	(1,669)	1,433
Stock based compensation expense	257	707
Income tax benefit from exercise of nonqualified stock options	—	8
Changes in assets and liabilities:
Restricted cash	646	(1,235)
Accounts receivable, trade	2,277	7,662
Inventories	3,218	(3,151)
Prepaid expenses and other	(142)	888
Deposits and other	2,634	(450)
Customer deposits in excess of cost	(855)	2,841
Accounts payable and accrued liabilities	(1,852)	(3,792)

Total adjustments	5,174	2,627

Net cash (used in) provided by operating activities	(612)	3,572

Cash flows from investing activities:
Capital expenditures	(506)	(595)
Proceeds from the sale of Pemco World Air Services	—	31,359

Net cash (used in) provided by investing activities	(506)	30,764

Cash flows from financing activities:
Proceeds from exercise of stock options	—	7
Net change under revolving credit facility	—	(21,855)
Principal payments under long-term debt	(69)	(3,712)

Net cash used in financing activities	(69)	(25,560)

Net (decrease) increase in cash and cash equivalents	(1,187)	8,776

Cash and cash equivalents, beginning of year	8,799	23

Cash and cash equivalents, end of year	$7,612	$8,799

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$787	$3,131

Income taxes	$720	$28

The accompanying notes are an integral part of these consolidated statements.

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

DECEMBER 31, 2008 and 2007

1. BUSINESSES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business—Alabama Aircraft Industries, Inc., (“AAII” or the “Company”), is an aerospace and defense company whose primary business is providing aircraft maintenance and modification services to the U.S. Government, including complete airframe inspection, maintenance, repair and custom airframe design and modification. The Company’s Manufacturing and Components Segment (“MCS”), which is comprised solely of Space Vector Corporation (“SVC”), was being marketed for sale at December 31, 2008 and was sold during the first quarter of 2009 and is presented herein as discontinued operations. The businesses historically comprising the Commercial Services Segment (“CSS”) were sold in the third quarter of 2007 and are presented herein as discontinued operations.

The Company provides aircraft maintenance and modification services for government and military customers primarily through its Government Services Segment (“GSS”), which specializes in providing Programmed Depot Maintenance (“PDM”) on large transport aircraft. In addition to PDM, various other repair, maintenance, and modification services are performed for the GSS’s customers. The GSS’s contracts are generally multi-aircraft programs lasting several years. The Company believes that GSS’s facilities, tooling, experienced labor force, quality, and on-time delivery record position it currently as one of the premier providers of PDM for large transport aircraft in the country. The GSS is the only remaining segment of the Company’s continuing operations so all segment related disclosures are not required.

Financial Condition of the Company—The Company’s primary sources of liquidity and capital resources include cash-on-hand and cash flows from operations (primarily from collection of accounts receivable and conversion of work-in-process inventory to cash). Principal factors affecting the Company’s liquidity and capital resources position include, but are not limited to, the following: results of operations; the number of KC-135 inducted as a result of the U.S. Air Force (“USAF”) extension of the Company’s KC-135 bridge contract with The Boeing Company (“Boeing”); collection of accounts receivable; funding requirements associated with the Company’s defined benefit pension plan (“Pension Plan”); settlements of various claims; legal cost related to the KC-135 PDM contract award; and the payment terms of any short-term or long-term debt. Due to the current state of the credit markets in the United States, the current status of the KC-135 contract and the Company’s recent operating performance, there is uncertainty as to whether the Company would be able to obtain additional financing from lenders during 2009. The Company anticipates that cash-on-hand will be sufficient to fund operations, make moderate capital expenditures, make scheduled interest payments on its debt obligation for the next twelve months and make the required contributions to its Pension Plan.

Sale of Space Vector—On March 31, 2009, the Company sold all of the outstanding stock in SVC, a wholly-owned subsidiary of AAII-Birmingham, Inc., to a group of investors. The historical financial results of SVC have been presented in the accompanying financial statements as discontinued operations for all periods presented. The Company received $250,000 at closing. The Company also retained an interest in a portion of certain contract settlements which may be received by SVC in the future. All of the proceeds from the sale of SVC will be used to reduce the Company’s long-term debt.

Delisting and Deregistration of Common Stock and Suspension of Reporting Obligations—On March 16, 2009, the Board of Directors of AAII unanimously voted to delist its Common Stock (“Common Stock”), from The Nasdaq Stock Market LLC (“NASDAQ”) and to voluntarily terminate the registration of its Common Stock under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In connection therewith, the Company notified NASDAQ on March 17, 2009 of the Company’s intention to file a Form 25 with the Securities and Exchange Commission (“SEC”) on or about March 31, 2009 in order to voluntarily delist its Common Stock. On March 31, 2009, AAII filed a Form 25 with the SEC to delist its Common Stock from

NASDAQ and to deregister its Common Stock with the SEC under Section 12(b) of the Exchange Act. By operation of law, the delisting will become effective on April 10, 2009. Additionally, on March 30, 2009, the Company filed with the SEC post-effective amendments to its registration statements on Form S-8 in order to remove from registration under the Securities Act of 1933 any of the securities that remained unsold under each such registration statement as of March 30, 2009.

On April 10, 2009, the effective date of the delisting of the Company’s Common Stock from NASDAQ, the Company intends to file a Form 15 with the SEC in order to deregister its Common Stock with the SEC under Section 12(g) of the Exchange Act and to suspend AAII’s reporting obligations under Section 15(d) of the Exchange Act. The Company is eligible to file a Form 15 to deregister its Common Stock under Section 12(g) and to suspend its reporting obligations under Section 15(d) because it had fewer than 300 holders of record of its Common Stock as of January 1, 2009. Upon filing of the Form 15 with the SEC, the Company’s obligations to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will be suspended immediately. Additionally, the Company expects the deregistration of its Common Stock with the SEC under Section 12 of the Exchange Act to become effective 90 days after filing the Form 15 with the SEC.

Sale of Pemco World Air Services— On September 19, 2007, the Company sold all of the outstanding stock in Pemco World Air Services, Inc., a wholly owned subsidiary of the Company (“PWAS”), to WAS Aviation Services, Inc., an affiliate of Sun Capital Partners, Inc. (“WAS”). The sale was approved by the Company’s stockholders on September 17, 2007. As part of the transaction, the Company changed its name from Pemco Aviation Group, Inc. to Alabama Aircraft Industries, Inc. PWAS historically has comprised substantially all of the CSS. The historical financial results of PWAS have been presented in the accompanying consolidated financial statements as discontinued operations for all periods presented.

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

Cash & Cash Equivalents—Cash equivalents are composed of highly liquid instruments with original maturities of three months or less when purchased. Due to the short maturity of these instruments, carrying value on the Company’s consolidated balance sheets approximates fair value.

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

Restricted Cash-Letter of Credit—The Company maintains approximately $0.6 million of cash on account to collateralize a letter of credit that supports the Company’s workers compensation obligations.

Deferred Compensation—The Company has a deferred compensation arrangement for its Chief Executive Officer, which provides for payments upon retirement, death or termination of employment. The Company funds the deferred compensation liability by making contributions to a rabbi trust. The contributions are invested in U.S. treasury bills, and do not include Company Common Stock. The fair market values of the assets at December 31, 2008 and 2007 were $0.8 million and $2.9 million, respectively, and are reflected in “deposits and other” in the accompanying consolidated balance sheets. The deferred compensation liability is adjusted, with a corresponding charge or credit to compensation cost, to reflect changes in the fair market value of the compensation liability. The amounts accrued under this plan were $0.8 million and $2.9 million at December 31, 2008 and 2007, respectively, and are reflected in “other long-term liabilities” in the accompanying consolidated balance sheets.

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

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, the Company recognized no adjustment in the amount of unrecognized tax benefits. The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2006. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward amount. During 2007, the Internal Revenue Service examination of the Company’s 2005 federal tax return was completed with no changes to the return as filed.

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

On February 29, 2008, the Company applied to the Internal Revenue Service (“IRS”) for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Defined Benefit Pension Plan (the “Pension Plan”), fully satisfying the contribution requirements for the 2007 plan year. On March 30, 2009, the IRS granted the waiver request resulting in a deferral of required contributions for the 2007 plan year being spread over the next five years. As a result of the waiver, the pension payment for the 2007 plan year is now considered a payment for the 2008 plan year. The remaining amount owed for the 2008 plan year of $0.5 million was made during the first quarter of 2009. As a result of the missed quarterly contributions while the waiver request was under consideration, the Pension Benefit Guaranty Corporation (“PBGC”) filed liens on the Company’s assets. The PBGC will maintain a lien on the Company’s assets over the time period of the deferral of the 2007 plan year contributions, which will be approximately five years.

The Company’s Pension Plan was under-funded by approximately $33.1 million and $9.2 million at December 31, 2008 and 2007, respectively (See Note 9 to the Consolidated Financial Statements) primarily due to inconsistent investment returns including large losses in the equity portion of the investment portfolio in 2008, and to a lesser extent an increase in actuarial liability resulting from lower interest rates, increased mortality rates and the terms of the collective bargaining agreements entered into in 2005. The Company froze the Pension Plan effective December 31, 2007 for all non-union employees. Pursuant to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Company made contributions to the Pension Plan during 2008 and 2007 of approximately $3.9 million and $9.1 million, respectively. The Company is required to contribute $3.5 million to the Plan during 2009. The losses incurred in 2008 will likely result in substantially increased contributions to the Pension Plan in 2010 and beyond.

The Company follows the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FAS No. 158”), which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

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

Stock Options—The Company follows the provisions of FASB Statement No. 123(R) using the modified prospective transition method, which requires measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including stock options based on fair values. Stock-based compensation expense is based on the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense in the Company’s Consolidated Statement of Operations as of December 31, 2008 and 2007 included compensation expense for unvested stock-based payment awards granted prior to December 31, 2005 (based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123) and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 (based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R)).

Revenue Recognition—Revenue at the Company is derived principally from aircraft maintenance and modification services performed under contracts or subcontracts with government and military customers. The Company recognizes revenue and associated costs under such contracts on the percentage-of-completion method as prescribed by Statement of Position 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These contracts generally provide for routine maintenance and modification services at fixed prices detailed in the contract. Any nonroutine maintenance and modification services are provided based upon estimated labor hours at fixed hourly rates. The Company segments the routine and the nonroutine services for purposes of accumulating costs and recognizing revenue. For routine services, the Company uses the units-of-delivery method as the basis to measure progress toward completion, with revenue recorded based upon the unit sales value stated in the contract and costs of sales recorded based upon actual unit cost. An aircraft is considered delivered when work is substantially complete and acceptance by the customer has occurred. For nonroutine services, the Company uses an output measure based upon units of work performed to measure progress toward completion, with revenue recorded based upon the stated hourly rates in the contract and costs of sales recorded based upon estimated average costs. The Company considers each task performed for the customer as a unit of work performed. Revenue and costs of sales are recognized upon completion of all performance obligations for each specific task. Such work is performed and completed throughout the PDM process.

The Company provides for losses on uncompleted contracts in the period in which management determines that the estimated total costs under the contract will exceed the estimated total contract revenues. These estimates are reviewed periodically and any revisions are charged or credited to cost of revenue in the period in which the change is determined. An amount equal to contract costs attributable to claims is included in revenue when realization is probable and the amount can be reasonably estimated. There were revenues recorded in 2008 or 2007 that were attributable to claims.

Comprehensive Income—Comprehensive income consists of net income (loss) and the after-tax impact of the pension and postretirement liabilities. Income taxes related to components of other comprehensive income are recorded based on the Company’s estimated effective tax rate.

Earnings Per Share—Basic and diluted per share results for all periods presented were computed based on the net earnings or loss for the respective periods. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. In accordance with SFAS No. 128, Earnings Per Share, the weighted average number of common shares used in the calculation of diluted per share amounts is adjusted for the dilutive effects of stock options based on the treasury stock method only if the Company records earnings from continuing operations as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

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

Recently Issued Accounting Standards—In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company adopted this statement as of January 1, 2009. Should the Company complete an acquisition subsequent to December 31, 2008 it will apply the provisions of this statement.

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

2. LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE

Computation of basic and diluted earnings per share:

(In Thousands Except Per Share Information)

For the Year Ended December 31, 2008	Loss from Continuing Operations	Shares Outstanding	Loss per Share
Basic loss and per share amounts	$(1,092)	4,129	$(0.26)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(1,092)	4,129	$(0.26)

For the Year Ended December 31, 2007	Loss from Continuing Operations	Shares Outstanding	Loss per Share
Basic loss and per share amounts	$(13,272)	4,127	$(3.22)
Dilutive securities	—	—	—

Diluted loss and per share amounts	$(13,272)	4,127	$(3.22)

Options to purchase 1,261,879 and 1,147,438 shares of Common Stock related to 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price of the shares.

3. ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2008 and 2007 consists of the following:

(In Thousands)

	2008	2007
Amounts billed	$5,620	$7,255
Recoverable costs and accrued profit on progress completed—not billed	1,071	142

Accounts receviable	$6,691	$7,397

Recoverable costs and accrued profit on progress completed but not billed consist of amounts of revenue recognized on contracts, for which billings had not been presented to the contract owners because the amounts, even though earned, were not billable under the contract terms at December 31, 2008 and 2007. The total accounts receivable with the U.S. Government or with prime contractors to the U.S. Government totaled $5.8 million and $5.6 million at December 31, 2008 and 2007, respectively.

4. INVENTORIES

Inventories as of December 31, 2008 and 2007 consist of the following:

(In Thousands)

	2008	2007
Work in process	$9,562	$9,100
Raw materials and supplies	6,361	6,270

Total	15,923	15,370
Less reserves for obsolete inventory	(3,210)	(2,375)
Less milestone payments and customer deposits	(7,621)	(6,678)

	$5,092	$6,317

All of the above inventories relate to U.S. Government contracts or sub-contracts. The Company receives milestone payments on the majority of its government contracts. The title to all inventories on which the Company receives milestone payments is vested in the customer to the extent of the milestone payment balance.

The amount of general and administrative costs remaining in inventories at December 31, 2008 and 2007 amounted to $1.0 million and $1.8 million, respectively, and are associated with government contracts.

Raw material and supplies inventories related to the modification and maintenance of aircraft are subject to technological obsolescence and potential decertification due to failure to meet design specifications. The Company actively reserves for these obsolete inventories. Future technological changes could render some additional inventories obsolete. No estimate can be made of the loss that would occur should current design specifications change.

5. DEBT

Debt as of December 31, 2008 and 2007 consists of the following:

(In Thousands)

	2008	2007
Senior Secured Note, interest at 15%	$5,000	$5,000
Capital Lease Obligations; interest from 5.0% to 11.0%, collateralized by security interest in certain equipment	2	7

Total long-term debt	5,002	5,007
Less portion reflected as current	(2)	(5)

Long term-debt, net of current portion	$5,000	$5,002

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

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). The Note accrues interest at an annual rate of 15%, which is payable quarterly in arrears. The Company may, at its election, redeem the Note at a price equal to 100% of the principal amount then outstanding, together with accrued and unpaid interest thereon. The payment of all outstanding principal, interest and other amounts owing under the Note may be declared immediately due and payable upon the occurrences of an event of default. On July 31, 2006, the Note was purchased by Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC, a related party of the Company. The Note Purchase Agreement was amended on January 28, 2009 to extend the maturity date of the Note to February 15, 2010.

If additional financing is needed, the Company’s recent negative results of operations and the uncertainties regarding future contract awards will likely make it more difficult and expensive for the Company to raise additional capital that may be necessary to continue its operations. In addition, the anticipated delisting of the Company’s Common Stock from Nasdaq on April 6, 2009 will likely materially adversely affect the Company’s access to the capital markets, and the limited liquidity and potentially reduced price of the Common Stock could materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company or at all. If the Company cannot raise adequate funds on acceptable terms, or at all, its business could be materially harmed.

6. ALLOWANCE FOR ESTIMATED LOSSES ON CONTRACTS-IN-PROCESS

At December 31, 2008 and 2007, the allowance for estimated losses on contracts-in-process of approximately $0.2 million and $1.8 million, respectively, was netted against inventory in accordance with SOP 81-1 to adjust inventory to the net realizable value. This accrual is based upon management assumptions and estimates, and includes the application of the Company’s normal cost accounting methods and provisions for performance penalties. It is possible that actual results could differ from those assumptions used by management and changes to those assumptions could occur in the near term, which could result in the realization of additional losses. Management believes these assumptions are a reasonable estimate of the losses to be incurred on the respective loss contract activity through completion.

7. INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2008 and 2007 is as follows:

(In Thousands)

	2008	2007
Current:
Federal	$5	$(362)
State	(164)	23

	(159)	(339)

Deferred:
Federal	—	5,739
State	—	869

	—	6,608

	$(159)	$6,269

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

(In Thousands)

	2008	2007
Pension costs	$(9,984)	$(9,083)
Net maintenance and service costs	(470)	(908)
Other	—	—

Gross deferred tax liabilities	(10,454)	(9,991)

Stock options	749	651
Machinery, equipment, and improvements	478	400
Accrued vacation	530	602
Deferred compensation	124	304
Accrued worker’s compensation	146	165
Inventory reserves	1,230	906
Pension liability	22,463	12,620
Deferred income	829	1,494
Other accruals and reserves	1,227	496
Federal operating loss carry-forwards	2,271	110
State operating loss carry-forwards	529	629
Alternative minimum tax credit carry-forwards	1,892	1,894

Gross deferred tax assets	32,468	20,271

Deferred tax asset valuation allowance	(22,014)	(10,280)

Net deferred tax asset	$—	$—

For tax purposes, the Company deducts direct labor, overhead, general and administrative costs, supplies and replacement parts as incurred. This tax accounting differs from GAAP accounting for these items creating a temporary difference, which is reflected as net maintenance and service costs in the table above. The accumulated temporary difference for these items at December 31, 2008 and 2007 is $1.2 million and $2.4 million, respectively. Using the tax rates for deferred taxes for each year results in deferred tax liabilities of $0.5 million and $0.9 million for December 31, 2008 and 2007, respectively.

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

A reconciliation from income tax expense computed at the U.S. federal statutory rate of 35% to the Company’s provision for income tax expense (benefit) from continuing operations is as follows:

(In Thousands)

	2008	2007
Income tax benefit at federal statutory rate	$(416)	$(2,610)
State income tax benefit	(164)	(365)
Increase in valuation allowance related to operations	337	9,472
Other, net	84	(228)

Income tax (benefit) expense	$(159)	$6,269

At December 31, 2008 and 2007, the Company had estimated tax effected federal and state operating loss carry-forwards of approximately $2.3 million and $0.3 million, respectively. The federal loss carry-forwards expire beginning in 2026. These loss carry-forwards are partially reserved for through the deferred tax valuation allowance. The alternative minimum tax credit carry-forwards of $1.9 million included in the deferred tax assets at December 31, 2008 and 2007 do not expire.

8. STOCK OPTION PLANS

On May 14, 2003, the Company’s stockholders approved amendments to the Company’s Nonqualified Stock Option Plan (the “Stock Option Plan”), pursuant to which a maximum aggregate of 2,000,000 shares of Common Stock have been reserved for grants to key personnel. The Stock Option Plan expires by its terms on September 8, 2009. The Company’s Incentive Stock Option and Appreciation Rights Plan expired during fiscal year 2000 with outstanding options being combined with the Stock Option Plan. Options granted under the Stock Option Plan become exercisable over staggered periods and expire ten years after the date of grant. On March 30, 2009, the Company filed with the SEC post-effective amendments to its registration statements on Form S-8 in order to remove from registration under the Securities Act of 1933 any of the securities that remained unsold under each such registration statement as of March 30, 2009. The Board of Directors are considering different stock option alternatives.

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. Prior to the adoption of SFAS No. 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the Common Stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the Company to recognize expense related to the fair value of its stock-based compensation awards, including employee stock options, over the service period (generally the vesting period) in the consolidated financial statements. SFAS No. 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS No. 123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity, rather than as an operating activity as in the past.

The following table summarizes Stock Option Plan activity for the years ended December 31 2008 and 2007:

(In Thousands, Except Exercise Price Per Share Information)

	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price
Outstanding beginning of year	1,157	$18.49	1,071	$20.29
Granted	164	5.90	202	8.35
Exercised	—	—	(3)	2.85
Forfeited	(59)	18.06	(113)	17.89

Outstanding end of year	1,262	16.87	1,157	18.49

Exercisable end of year	1,174		1,079
Estimated weighted average fair value of options granted	$1.20		$3.90

The following table summarizes information about stock options outstanding at December 31, 2008:

(In Thousands, Except Remaining Life and Exercise Price Per Share Information)

Range of Exercise Prices	Number of Outstanding Options at 12/31/2008	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Options at 12/31/2008	Weighted Average Exercise Price
$ 4.58 - $4.58	11	9.95	$4.58	11	$4.58
$ 6.00 - $6.00	153	9.19	6.00	106	6.00
$ 8.35 - $8.35	174	8.20	8.35	140	8.35
$ 8.72 - $10.13	129	1.00	9.01	129	9.01
$10.59 - $13.24	149	2.11	11.38	149	11.38
$16.49 - $16.49	147	3.17	16.49	147	16.49
$17.38 - $22.95	124	6.02	19.49	117	19.61
$24.53 - $24.53	152	4.16	24.53	152	24.53
$26.15 - $29.25	61	5.88	27.17	61	27.17
$35.70 - $35.70	162	5.16	35.70	162	35.70

	1,262	5.09	$16.87	1,174	$17.55

The weighted average remaining term for outstanding stock options was 5.09 years at December 31, 2008. The aggregate intrinsic value at December 31, 2008 and 2007 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

The fair value of the options granted during the years ended December 31, 2008 and 2007, were $1.20 and $3.90, respectively, and were estimated on the date of grant using the binominal method using the following weighted-average assumptions:

	Year Ended December 31, 2008		Year Ended December 31, 2007
Risk-free interest rate	2.60	% - 3.49%	4.54%
Expected volatility	75%		60%
Expected term	5.10		4.38
Dividend yield	0%		0%
Exercise factor	2.00		2.00
Post-Vest %	4.65%		5.04%

The options pricing model used to calculate the fair value of the options granted requires the input of subjective assumptions that will usually have a significant impact on the fair value estimated. Risk-free interest rates reflect the yield on zero-coupon U.S. Treasury securities with a remaining term equal to the full term of the options granted. Expected volatilities are based on historical volatility of the Company common stock since January 1, 2000. Expected terms are based on historical terms of grantee exercise behavior. Expected dividend yield is zero because the Company has not and does not expect to declare dividends. The exercise factors are based on the historical rate by which the price must increase before the grantee is expected to exercise. The post-vest % is based on historical rate of post-vest terminations.

SFAS No. 123(R) requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock-based compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 10%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. As of December 31, 2008, approximately $84,077 of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of one year.

9. EMPLOYEE BENEFIT PLANS

The Company follows the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in accumulated other comprehensive income. The adjustment to accumulated other comprehensive income represents the net actuarial losses and net prior service costs. These amounts subsequently will be recognized as periodic net pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Additionally, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be subsequently recognized as a component of accumulated other comprehensive income in the same manner as prior amounts.

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

Changes during the year in the benefit obligation, fair value of plan assets, funded status, and amounts recognized in the statements of financial condition at December 31 were as follows:

(In Thousands)

	2008	2007
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$106,527	$136,004
Effect of sale of PWAS	—	(30,644)
Service Cost	1,133	1,803
Interest Cost	6,373	6,422
Curtailment/Amendment	—	(1,575)
Discount rate changes	1,533	(2,523)
Mortality assumption changes	—	4,277
Actuarial (gain) loss	(358)	2,322
Benefits paid	(8,477)	(9,559)

Benefit obligation, end of year	$106,731	$106,527

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$97,301	$117,233
Effect of sale of PWAS	—	(25,214)
Actual return on plan assets	(18,906)	5,916
Employer contribution	3,882	9,059
Plan expenses paid	(178)	(134)
Benefits paid	(8,477)	(9,559)

Fair value of plan assets, end of year	$73,622	$97,301

Funded status at end of year	$(33,109)	$(9,226)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION

	2008	2007
Long-term pension and postretirement liabilities	$(33,109)	$(9,226)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME

	2008	2007
Net actuarial loss	$55,824	$29,306
Prior service cost	2,982	3,742

Net amount recognized	$58,806	$33,048

The accumulated benefit obligation for the Pension Plan was $106.7 million and $106.5 million at December 31, 2008 and 2007, respectively. Information for the Pension Plan with an accumulated benefit obligation in excess of plan assets, as of December 31, 2008 and 2007, was as follows:

(In Thousands)

	2008	2007
Projected benefit obligation	$106,731	$106,527
Accumulated benefit obligation	106,731	106,527
Fair value of plan assets	73,622	97,301

Components of the Pension Plan’s net periodic benefit cost were as follows:

(In Thousands)

	2008	2007
Service cost	$1,133	$1,803
Interest cost	6,373	6,422
Expected return on plan assets	(7,996)	(7,853)
Amortization of prior service cost	761	966
Amortization of net loss	1,735	2,049

Net periodic benefit cost	2,006	3,387
Effect of curtailment	—	826

Total recognized in net periodic pension benefit cost	$2,006	$4,213

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income were as follows:

(In Thousands)

	2008	2007
Net loss (gain)	$26,738	$(7,547)
Amortization of prior service cost	(761)	(4,020)

	25,977	(11,567)

Effect of sale of PWAS	—	6,868

Total recognized in other comprehensive income	$25,977	$(4,699)

Total recognized in net periodic pension benefit cost and other comprehensive income	$27,983	$(486)

The estimated net loss and prior service cost for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.7 million and $2.3 million, respectively.

The weighted average assumptions used to determine benefit obligations under the Pension Plan at December 31 were as follows:

	2008	2007
Discount rate	6.10%	6.25%
Rate of compensation increase	0.00%	0.00%

The weighted average assumptions used to determine net periodic pension cost were as follows:

	2008	2007
Discount rate	6.25%	6.00%
Expected long-term return on plan assets	8.50%	8.50%
Rate of compensation increase	0.00%	3.50%

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

The Company’s weighted average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

Pension Plan Asset Allocation:

	2008	2007
Domestic equity funds	36.0%	31.9%
International equity funds	8.3%	8.7%
Domestic fixed income funds and cash equivalents	55.7%	50.0%
Other	0.0%	9.4%

The basic goal underlying the Company’s investment policy is to ensure the assets of the Pension Plan are invested in a prudent manner. The Company’s investment objectives with regards to its pension plan assets include achieving a rate of return that is competitive with returns achieved by similar pension portfolios and by market averages. The Company’s strategy for achieving its desired total rate of return while reducing risk to an acceptable level includes appropriate diversification of Pension Plan assets. The Company believes diversification across different asset classes and different capital markets allows the portfolio to take advantage of a variety of economic environments and at the same time acts to reduce risk by dampening the portfolio’s volatility of returns. The Company’s target asset allocation guidelines at December 31, 2008 were as follows:

Target Allocation Ranges
Equity funds	25%-75%
Domestic fixed income funds and cash equivalents	25%-50%
Other	0%-10%

The Plan’s assets were more heavily weighted with cash equivalents and more lightly weighted with equity funds at December 31, 2008 due to the unusual volatility of the equity markets during 2008.

The Company’s investment policy prohibits investment activity in municipal or tax exempt securities; commodities; securities of the Pension Plan Trustee or Investment Manager, including affiliates; unregistered or restricted stock; short sales; and margin purchases. The Pension Plan does not own any shares of the Company’s Common Stock.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

Expected Benefit Payments:

2009	$8,430
2010	8,384
2011	8,340
2012	8,310
2013	8,311
2014 – 2018	40,980

On February 29, 2008, the Company applied to the Internal Revenue Service (“IRS”) for a waiver of contributions for the 2007 plan year which concluded on September 15, 2008. On September 15, 2008, the Company contributed $3.9 million to the Defined Benefit Pension Plan (the “Pension Plan”), fully satisfying the contribution requirements for the 2007 plan year. On March 30, 2009, the IRS granted the waiver request resulting in a deferral of required contributions for the 2007 plan year being spread over the next five years. As a result of the waiver, the pension payment for the 2007 plan year is now considered a payment for the 2008 plan year. The remaining amount owed for the 2008 plan year of $0.5 million was made during the first quarter of 2009. As a result of the missed quarterly contributions while the waiver request was under consideration, the Pension Benefit Guaranty Corporation (“PBGC”) filed liens on the Company’s assets. The PBGC will maintain a lien on the Company’s assets over the time period of the deferral of the 2007 plan year contributions, which will be approximately five years.

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

Changes in the benefit obligation, plan assets, and funded status during the year and amounts recognized in the statements of financial condition at December 31 were as follows:

(In Thousands)

	2008	2007
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year	$427	$820
Effect of Sale of PWAS	—	(286)
Service cost	17	52
Interest cost	23	36
Participant contributions	55	—
Actuarial (gain) loss	57	(93)
Benefits paid	(179)	(102)

Benefit obligation, end of year	$400	$427

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	124	102
Participant contributions	55	—
Benefits paid	(179)	(102)

Fair value of plan assets, end of year	$—	$—

Funded status at end of year	$(400)	$(427)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
	2008	2007
Long-term pension and postretirement liabilities	$(400)	$(427)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
	2008	2007
Net actuarial loss	$107	$50
Prior service cost	(1)	(2)

Net amount recognized	$106	$48

Information for the postretirement benefit plan with a benefit obligation in excess of plan assets is as follows:

(In Thousands)

	2008	2007
Benefit obligation	$400	$427
Fair value of plan assets	—	—

Components of the plan’s net periodic benefit cost were as follows:

(In Thousands)

	2008	2007
Service cost	$30	$52
Interest cost	25	36
Amortization of prior service cost	(1)	(1)
Amortization of net transition obligation	—	11

Net periodic benefit cost	$54	$98

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income were as follows:

(In Thousands)

	2008	2007
Actuarial gain	$(120)	$(43)
Amortization of prior service cost	1	1
Transition asset	—	(81)
Amortization of net transition asset	—	(11)

	(119)	(134)
Effect of Sale of PWAS	—	(249)

Total recognized in other comprehensive income	$(119)	$(383)

Total recognized in net periodic pension benefit cost and other comprehensive income	$(65)	$(285)

The weighted-average assumptions used to determine the benefit obligation at December 31 are as follows:

	2008	2007
Discount rate	6.43%	5.75%

The weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	2008	2007
Discount rate	5.75%	6.00%

An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 7.0% for 2009, decreasing gradually to an ultimate rate of 5.0% in year 2013, and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In Thousands)

	1 - Percentage Point Increase		1 - Percentage Point Decrease
	12/31/08	12/31/07	12/31/08	12/31/07
Effect on total service and interest cost components	$3	$5	$(3)	$(5)
Effect on postretirement benefit obligation	$32	$41	$(29)	$(37)

The Company expects to contribute $20,000 to the postretirement benefit plan during 2008. The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

(In Thousands)

Expected Benefit Payments:

2009	$37
2010	31
2011	34
2012	40
2013	37
2014 – 2018	170

Self-Insurance—The Company acts as a self-insurer for certain insurable risks consisting primarily of employee health insurance programs and workers’ compensation. Losses and claims are accrued as incurred.

The Company maintains self-insured health and dental plans for employees at its Alabama facilities. The Company has reserves established in the amounts of $0.4 million and $0.5 million for reported and for incurred but not reported claims at December 31, 2008 and 2007, respectively.

Through April 30, 2008, the Company had a self-insured workers compensation program with a self-insured retention of $300,000 per occurrence. Claims in excess of the retention level are fully insured. Included in deposits and other in the accompanying consolidated balance sheets at December 31, 2008 and 2007, is $130,000 deposited with the State of Alabama in connection with the Company’s self-insured workers’ compensation programs. The Company recorded reserves of $0.4 million for workers’ compensation claims related to the self-insured programs at December 31, 2008 and 2007. A Letter of Credit of $0.6 million with Wachovia Bank supports the self-insured workers’ compensation programs.

Self-insurance reserves are developed based on prior experience and consider current conditions to predict future experience. These reserves are estimates and actual experience may differ from these estimates.

Defined Contribution Plan—The Company maintains a 401(k) savings plan for employees who are not covered by any collective bargaining agreement and have attained age 21. Employee and Company matching contributions are discretionary. The Company maintains a 401(k) savings plan for firefighter and security employees who are covered by a collective bargaining agreement. A matching contribution of $8,000 and $9,000 was made in 2008 and 2007, respectively to the 401(k) savings plan for firefighter and security employees. Employees are always 100 percent vested in their contributions. Effective January 1, 2009, the Company implemented a 50% match on the first 6% of contributions by qualified participants.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company’s manufacturing and service operations are performed principally on leased premises owned by municipal units or authorities. The principal lease for the facility in Birmingham, Alabama expires on September 30, 2019. The Birmingham lease provides for basic rentals, plus contingent rentals based upon a graduated percentage of sales. The Company also leases vehicles and equipment under various operating and capital leasing arrangements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows:

(In Thousands)

Year Ending	Facilities	Vehicles And Equipment	Total
2009	$160	$103	$263
2010	160	90	250
2011	160	75	235
2012	160		160
2013	160	—	160
Thereafter	917	—	917

Total minimum future rental commitments	$1,717	$268	$1,985

Total rent expense charged to continuing operations for the years ended December 31, 2008 and 2007 amounted to $0.8 million and $1.0 million, respectively. Contingent rental amounts based on a percentage of sales included in rent expense amounted to $0.4 million and $0.5 million, for the years ended December 31, 2008 and 2007, respectively. The minimum rent for the facilities in Birmingham, Alabama is $159,500 per year.

United States Government Contracts—The Company, as a U.S. Government contractor, is subject to audits, reviews, and investigations by the U.S. government related to its negotiation and performance of government contracts and its accounting for such contracts. Failure to comply with applicable U.S. Government standards by a contractor may result in suspension from eligibility for award of any new government contract and a guilty plea or conviction may result in debarment from eligibility for awards. The government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. The Company believes, based on all available information, that the outcome of any pending U.S. government audits, reviews, and investigations of which it is aware would not have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Concentrations

In the ordinary course of business, the Company extends credit to many of its customers. As of December 31, 2008 and 2007, accounts receivable from two customers amounted to $3.8 million and $4.8 million, respectively.

A small number of the Company’s contracts account for a significant percentage of its revenues. Contracts and sub-contracts with the U.S. Government comprised 100% of the Company’s revenues from continuing operations in 2008 and 2007, respectively. The KC-135 program in and of itself comprised 83% and 74% of the Company’s total revenues from continuing operations in 2008 and 2007, respectively. Termination or a disruption of any of these contracts (including by way of option years not being exercised), or the inability of the Company to renew or replace any of these contracts when they expire, could have a material adverse effect on the Company’s financial position or results of operations.

Litigation

GECAS Lawsuits

On January 16, 2004, the Company filed a complaint in the Circuit Court of Dale County, Alabama against GE Capital Aviation Services, Inc. (“GECAS”) for monies owed for modification and maintenance services provided on six 737-300 aircraft, all of which were re-delivered to GECAS during 2003 and are in service. On January 20, 2004, the Company received service of a suit filed against the Company’s former subsidiary, Pemco

World Air Services Inc., in New York state court, claiming breach of contract with regard to two of the aircraft re-delivered, as well as fraud and conversion. On March 5, 2004, the Company filed a motion to dismiss the claims filed by GECAS in New York state court, which was denied. On March 24, 2004, the Circuit Court of Dale County, Alabama denied a motion filed by GECAS to dismiss or stay the proceedings. GECAS subsequently paid in full charges owed on four of the six aircraft. The New York state court ordered mediation in the matter. Mediation took place on October 6, 2004, but was unsuccessful in bringing resolution. Thereafter, the Company and GECAS amended to add additional claims and counterclaims, respectively. The case was again mediated on October 6, 2006 without success. On October 16, 2006, the Alabama state court granted the Company partial summary judgment as to two of the eight GECAS counterclaims. Trial of the case commenced in Alabama state court, in the Circuit Court of Dale County, on March 30, 2009. The New York state court has scheduled the case for trial on June 10, 2009 in the event the matter is not resolved in the Alabama proceeding. Management believes there is a remote chance that the outcome of these lawsuits will have a material impact on the Company’s financial position or results of operations.

Employment Lawsuits

On March 14, 2009, a federal jury in the United States District Court for the Northern District of Alabama (Southern Division) returned a verdict against the Company for $250,000 in compensatory damages and $250,000 in punitive damages in a case involving a former employee who was terminated for unethical conduct involving the threatening touching of a female employee. In July 2005 the terminated employee filed EEOC charges against the Company for race and gender discrimination and retaliation for having been a plaintiff in a 2002 case brought against the Company. The jury found no evidence of retaliation, but found the Company liable on the basis of race and gender discrimination in the employee’s termination. The Company maintains its position as to the appropriateness of steps taken and intends to vigorously pursue appeal of the matter. The case is believed to be covered by Company’s employer liability insurance coverage.

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

Environmental Compliance

In December 1997, the Company received an inspection report from the Environmental Protection Agency (“EPA”) documenting the results of an inspection at the Birmingham, Alabama facility. The report cited various violations of environmental laws. The Company has taken actions to correct the items raised by the inspection. On December 21, 1998, the Company and the EPA entered into a Consent Agreement and Consent Order (“CACO”) resolving the complaint and compliance order. As part of the CACO, the Company agreed to assess a portion of the Birmingham facility for possible contamination by certain constituents and remediate such contamination as necessary. During 1999, the Company drilled test wells and took samples under its Phase I Site Characterization Plan. These samples were forwarded to the EPA in 1999. A Phase II Site Characterization Plan (“Phase II Plan”) was submitted to the EPA in 2001 upon receiving the agency’s response to the 1999 samples. The Phase II Plan was approved in January 2003, wells installed and favorable sampling events recorded. The Company compiled the results and submitted a revised work plan to the agency which was accepted on July 30, 2004. The Media Clean-up Standard Report, as required, was submitted to the EPA in January 2005. It is the Company’s policy to accrue environmental remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company reviews the status of all significant existing or potential environmental issues and adjusts its accruals as necessary. The Company recorded liabilities of approximately $100,000 related to the Phase II Plan at both December 31, 2008 and 2007, which are included in accrued liabilities—other on the accompanying Consolidated Balance Sheets. The Company anticipates the total costs of the Phase II Plan to be approximately $550,000, of which the Company had paid approximately $450,000 as of December 31, 2008. Management believes that the results of the Phase II Plan will not have a material impact on the Company’s financial position or results of operations.

In March 2005, Pemco Aeroplex received notice from the South Carolina Department of Health and Environmental Control that it was believed to be a potentially responsible party (“PRP”) with regard to contamination found on the Philips Service Corporation (“PSC”) site located in Rock Hill, South Carolina. Pemco was listed as a PRP due to alleged use by the Company of contract services in disposal of hazardous substances. The Company joined a large group of existing PRP notification recipients in retaining environmental counsel. The Company believes it is possible that paint chips were disposed of with this contractor beginning in 1997. PSC filed for bankruptcy in 2003. It is noted that contamination seems to be primarily linked to a diesel fuel tank leak whereby over 200,000 gallons of diesel product was lost or released into the environment at the Rock Hill site. The database of manifests located on-site at PSC has been reviewed and the waste-in compilations have been completed, but remain subject to revision. The PRP group continues to increase. It is believed that the Company’s potential liability will not exceed $50,000. The Company believes it is adequately insured in this matter. Management believes that the resolution of the above matter will not have a material impact on the Company’s financial position or results of operations.

In addition, in conjunction with the sale of PWAS, WAS and the Company contracted for division of any environmental liability that may be required to meet applicable environmental remediation standards at the Company’s former Dothan, Alabama facilities such that, in the event significant environmental remediation is required, WAS will bear the risk of the first $1.0 million dollars of such losses and the Company will bear the risk of any such losses in excess of $1.0 million but not to exceed $2.0 million in the aggregate. As a result, WAS would be responsible for all losses in excess of $3.0 million. The funds required to meet the Company’s obligations have been escrowed for a five-year period. No portion of the amount required to be escrowed in connection with the sale of PWAS was considered as a portion of the gain recognized in connection with the sale. The Company considers the amount held in escrow to be a contingent asset and is not included in the Company’s balance sheet.

On January 5, 2009, the Company received notice from the EPA that it intends to conduct a RCFA Facility Assessment (“RFA”) of its Birmingham, Alabama facility site. The RFA typically includes document review, review of activities, visual site inspection and interviews of site representatives. The purpose of the RFA is to distinguish between sites that pose little or no threat to human health and environment and sites that require further investigation or assessment. It is believed that the RFA is being conducted for purposes of developing familiarization with waste generators and for general mapping and assessment purposes. The RFA is anticipated to take place in early summer 2009.

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

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by Tennenbaum Capital Partners, LLC. Michael E. Tennenbaum is the Senior Partner of Tennenbaum Capital Partners, LLC and is Chairman of the Board of Directors of the Company. The Note Purchase Agreement was amended on January 28, 2009 to extend the maturity date of the Note to February 15, 2010.

12. LABOR CONTRACTS

On December 31, 2008, the Company had 613 employees. Approximately 467 of these employees are covered under collective bargaining agreements primarily with the United Automobile, Aerospace, and Agricultural Implement Workers of America (“UAW”). Negotiations took place with the union in 2005 and the Company’s agreement with the UAW was ratified for a new five-year period and will expire on March 21, 2010.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2008 and 2007, the carrying amounts of the Company’s financial instruments are estimated to approximate their fair values, due to their short-term nature, and variable or market interest rates. The Company does not hedge its interest rate or foreign exchange risks through the use of derivative financial instruments.

14. FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

During the fourth quarter of 2008, the Company recorded a $1.9 million impairment charge to adjust the value of its investment in Space Vector Corporation to the net realizable value from the sale.

During the fourth quarter of 2007, the Company recorded $0.9 million of legal and accounting fees related to the protest of the KC-135 contract, $0.8 million of pension expense related to freezing the Pension Plan for salaried employees at December 31, 2007 and $0.3 million of expense related to the estimated obsolescence of raw material inventory.

15. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company’s unaudited consolidated quarterly financial data for the years ended December 31, 2008 and 2007 are presented below.

(In Thousands, Except Per Share Information)

	Quarter Ended 3/31/08	Quarter Ended 6/30/08	Quarter Ended 9/30/08	Quarter Ended 12/31/08
Revenue	$19,611	$12,508	$6,773	$14,607
Gross Profit	4,584	1,213	82	1,810
Income (Loss) from Continuing Operations	1,323	(1,064)	(1,110)	(241)
Income (Loss) from Continuing Operations per Share:
Basic	$0.32	$(0.26)	$(0.27)	$(0.06)
Diluted	$0.32	$(0.26)	$(0.27)	$(0.06)

	Quarter Ended 3/31/07	Quarter Ended 6/30/07	Quarter Ended 9/30/07	Quarter Ended 12/31/07
Revenue	$19,637	$15,776	$13,903	$15,745
Gross Profit (Loss)	2,679	677	(331)	786
Loss from Continuing Operations	(186)	(1,180)	(10,856)	(1,050)
Loss from Continuing Operations per Share:
Basic	$(0.05)	$(0.29)	$(2.63)	$(0.25)
Diluted	$(0.05)	$(0.29)	$(2.63)	$(0.25)

16. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the business operations of Space Vector Corporation and Pemco World Air Services, Inc. are reported as discontinued operations in these consolidated financial statements and, accordingly, income and losses from discontinued operations have been reported separately from continuing operations. Revenue and income from discontinued operations for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
	(In Thousands)
Revenue	$4,474	$91,499
(Loss) Income before income taxes	$(4,694)	$5,000
Income tax expense	—	2,211

(Loss) Income from discontinued operations	$(4,694)	$2,789

The Company recorded a $1.9 million impairment charge during the fourth quarter of 2008 to adjust the value of its investment in SVC to the net realizable value from the sale. Included within the results from discontinued operations is an allocation of interest expense. Interest expense allocated to discontinued operations was approximately $0.0 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively.

To conform with this presentation, all prior periods have been reclassified. As a result, the assets and liabilities of the discontinued operations have been reclassified on the balance sheet from the historical classifications and presented under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively. As of December 31, 2008 and 2007, net assets of discontinued operations, substantially all of which relate to Space Vector Corporation, consisted of the following:

	December 31, 2008	December 31, 2007
Current assets:
Accounts receivable, net	2,395	3,966
Inventories, net	328	1,487
Deferred income taxes	—	—
Prepaid expenses and other	36	33

Total current assets	2,759	5,486

Machinery, equipment and improvements at cost:
Machinery and equipment	1,539	1,358
Leasehold improvements	296	206

	1,835	1,564
Less accumulated depreciation and amortization	(1,493)	(1,305)

Net machinery, equipment and improvements	342	259

Deposits and other	42	55

Total non-current assets	384	314

Total assets	$3,143	$5,800

Current liabilities:
Current portion of long-term debt	11	75
Accounts payable—trade	142	429
Accrued health and dental	—	—
Accrued liabilities—payroll related	122	113
Impairment on investment in Space Vector	1,898	—
Customer deposits in excess of cost	87	52

Total current liabilities	2,260	669

Other long-term liabilities	—	—

Total liabilities	2,260	669

Net Assets	$883	$5,131

SUPPLEMENTARY INFORMATION

ALABAMA AIRCRAFT INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Periods Ended December 31, 2008 and 2007

(In Thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2008
Allowance for doubtful accounts	$1,333	$—	$—	$(3)	$1,330
Reserve for contract commitments, losses	1,847	3,434	—	(5,102)	179
Reserve for obsolete inventories	2,375	1,462	—	(627)	3,210

2007
Allowance for doubtful accounts	$1,333	$20	$—	$(20)	$1,333
Reserve for contract commitments, losses	3,202	1,432	—	(2,787)	1,847
Reserve for obsolete inventories	1,128	1,608	—	(361)	2,375

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation and the issues discussed below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are operating effectively and are properly designed to ensure that required information is properly disclosed.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. In this assessment, the Company applied criteria based on the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

In addition to management’s evaluation of disclosure controls and procedures as discussed above, in connection with the audits of our financial statements for the fiscal years ended December 31, 2008 and 2007, we are continuing to review and enhance policies and procedures involving accounting, information systems and monitoring.

The Company experienced a significant level of turnover of financial personnel in 2007 and 2008 and experienced a reduction of full-time finance employees. The Company re-evaluated the staffing of its accounting function both in terms of number of personnel and level of expertise during the second quarter of 2008. As a result of this re-evaluation, the Company has added an additional certified public accountant and a senior accountant to its staff of accounting personnel to address the lack of resources in the financial close and reporting processes. The Company has determined that the material weakness due to the lack of financial resources which existed through the third quarter of 2008 has been remediated as of December 31, 2008.

Except as noted above, there have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2008 that are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

Sale of Space Vector

On March 31, 2009, the Company sold all of the outstanding stock in SVC, a wholly-owned subsidiary of AAII-Birmingham, Inc., to a group of investors. The historical financial results of SVC have been presented in the accompanying financial statements as discontinued operations for all periods presented. The Company received $250,000 at closing. The Company also retained an interest in a portion of certain contract settlements which may be received by SVC in the future. All of the proceeds from the sale of SVC will be used to reduce the Company’s long-term debt. The Company recorded a $1.9 million impairment charge during the fourth quarter of 2008 to adjust the value of its investment in SVC to the net realizable value from the sale.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s Board of Directors currently consists of seven directors that are divided into three classes, with staggered terms of office. The term of office of each class expires in successive years. The term for the Class I directors, Messrs. Aramini, Bowling and Yates, will expire in 2010. The term for the Class II directors, Messrs. Wilson and Richards, will expire in 2011. The term for the Class III directors, Messrs. Joyal and Tennenbaum, will expire in 2009.

The following paragraphs set forth certain information with respect to each of the individuals who served as a director of the Company as of March 30, 2009.

Robert E. Joyal (age 64) was appointed to the Board in 2003. Mr. Joyal was the President of David L. Babson & Company, Inc. (“Babson”), an investment management firm, a position that he held from 2001 until his retirement in June 2003. Mr. Joyal served as Managing Director of Babson from 2000 to 2001. He also served as Executive Director (1997-1999) and Vice President and Managing Director (1987-1997) of the Massachusetts Mutual Life Insurance Company. Mr. Joyal is a trustee of each of MassMutual Corporate Investors and MassMutual Participation Investors and a director of MassMutual Select Funds and the MM Series Investment Fund. Mr. Joyal is also a director of Scottish Reinsurance Group Limited and a director of Jefferies Group, Inc.

Michael E. Tennenbaum (age 73) was appointed Chairman of the Board in 1999. Mr. Tennenbaum is Senior Managing Partner and Founder of Tennenbaum Capital Partners, LLC (“TCP”), which manages private funds with assets of over $7 billion. The partners in the funds include some of the leading financial institutions both in the United States and abroad. Mr. Tennenbaum currently serves on the boards of a number of both public and private companies. His board service has included the chairmanship of all significant board committees as well as of the boards themselves. Previously, Mr. Tennenbaum was a Wall Street executive where he managed various departments, including Investment Banking, Risk Arbitrage, and Options. A graduate of the Georgia Institute of Technology with a degree in Industrial Engineering, Mr. Tennenbaum received a Masters in Business Administration, with honors, from Harvard University.

Ronald A. Aramini (age 63) was appointed as a member of the Board and became President and Chief Executive Officer of the Company in 2000. From 1996 to 1999, Mr. Aramini served as the Senior Vice President-Operations for America West Airlines, Inc. Prior to this position, he served as President and Chief Executive Officer of Allegheny Airlines from 1993 to 1996.

Harold T. “Skip” Bowling (age 74) was appointed to the Board in 1999 and as Vice Chairman of the Board in 2000. Mr. Bowling was an executive with Lockheed Martin for 43 years. From 1995 until his retirement in 1997, he served as President of Lockheed Martin Aeronautics International (military/commercial aircraft maintenance/modification business). Mr. Bowling serves on the Board of Trustees for St. Joseph Hospital in Burbank, California. Mr. Bowling received a B.S. in Aeronautical Engineering from the Georgia Institute of Technology and an M.B.A. from Georgia State University.

Ronald W. Yates (age 70) was appointed as a member of the Board in 2001. General Yates is an independent consultant to the aerospace industry. General Yates retired as a four star General from the U.S. Air Force in 1995, after 35 years of service, the last three of which were spent commanding the day-to-day operations of the Air Force Material Command. General Yates serves on the Board of Directors for On Stream Media Corp. and is a trustee under a special security arrangement with Eagle Picher Corp. Additionally, General Yates is a member of the Board of Visitors of the National Defense University and a member of the Board of Directors of the U.S. Air Force Academy’s Association of Graduates. He is a graduate of the U.S. Air Force Academy and received a Masters Degree in Systems Management from the University of Southern California.

Hugh Steven Wilson (age 61) was appointed as a member of the Board in 2006. He has been a Managing Partner of Tennenbaum Capital Partners, LLC (“TCP”), a private investment firm, since January 2005. Prior to joining TCP, Mr. Wilson was a partner at the international law firm of Latham & Watkins LLP. He was Global Co-Chair of Latham & Watkins’ Mergers and Acquisitions Practice Group and former Chairman of the national Litigation Department and the national Mergers and Acquisitions Litigation Practice Group. He is a graduate of the University of Chicago Law School and received a Master of Laws degree from Harvard Law School. Mr. Wilson received his undergraduate degree from Indiana University.

Thomas C. Richards (age 79) was appointed as a member of the Board in 1995. General Richards was President of the National Security Industrial Association of Washington, D.C., a nonprofit corporation, from 1995 until 1997. General Richards has served as a consultant to The Mitre Corporation of Fairfax, Virginia, Mantech International of Fairfax, Virginia, and ICON Systems of San Diego, California, companies involved in the aviation and defense industry, since 1994. He was appointed by the President of the United States as the Administrator of the Federal Aviation Administration from 1991 to 1992, after having served on the Aviation Security and Terrorism Commission, which was formed by the President of the United States to review the Pan Am 103 accident. General Richards retired as a four star General from the U.S. Air Force in 1989 after 33 years of service, the last three of which were spent commanding the day-to-day operations of the U.S. European Command. General Richards currently serves on the advisory board of the Falcon Foundation. He received a B.A. from the Virginia Institute of Technology and an M.A. in Communications from Pennsylvania State University and attended the Army War College.

Information Concerning Certain Committees of the Board

Audit Committee. The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee currently consists of Messrs. Joyal, Richards and Yates. The Board has determined that Mr. Joyal is an “audit committee financial expert” as that phrase is defined under the regulations promulgated by SEC. All of the members of the Audit Committee are “independent directors” as defined in The Nasdaq Stock Market, Inc. Marketplace Rules and are “independent” under applicable SEC rules.

The Audit Committee operates under a written charter adopted by the Board on April 21, 2004. The Audit Committee reviews the annual audits by the Company’s independent public accountants, reviews and evaluates internal accounting controls, recommends the selection of the Company’s independent public accountants, reviews and passes upon (or ratifies) related party transactions and conducts such reviews and examinations as it deems necessary with respect to the practices and policies of, and the relationship between, the Company and its independent public accountants.

Compensation Committee. The Compensation Committee consists of Messrs. Richards and Bowling. All members of the Compensation Committee are “independent directors” as defined in The Nasdaq Stock Market, Inc. Marketplace Rules. The Compensation Committee has the following duties:

•	make recommendations to the Board on executive compensation.

•	select those persons eligible to receive grants of stock, stock options and stock appreciation rights under the Company’s Nonqualified Stock Option Plan.

•	review and approve all compensation for officers whose annual base salaries are greater than or equal to $150,000.

•

establish and periodically review compensation policies concerning perquisites, bonuses, employee benefits, deductibility of compensation under Section 162(m) of the Code, change in control payments, indemnification and insurance matters.

•	administer all employee benefit plans.

The Compensation Committee has the sole authority to determine the CEO’s compensation. In exercising its duties the Compensation Committee did not rely upon the advice of an outside compensation consultant. Mr. Aramini assists the Compensation Committee by providing performance evaluations and recommendations on compensation for officers other than himself.

Executive Committee. The Executive Committee consists of Messrs. Tennenbaum and Bowling. The primary function of the Executive Committee is director-level review and approval of non-routine matters of significance during the periods between scheduled meetings of the Board.

Finance Committee. The Finance Committee consists of Messrs. Wilson, Joyal and Bowling. The primary function of the Finance Committee is to monitor the periodic financial results of the Company and evaluate the performance of investment managers for the Company’s pension plan.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of Messrs. Bowling and Richards. Both members of the Nominating and Corporate Governance Committee are “independent directors” as defined in The Nasdaq Stock Market, Inc. Marketplace Rules. Among other things, the Nominating and Corporate Governance Committee recommends individuals for election to the Board, develops guidelines for Board compensation and reviews and administers the Company’s corporate governance guidelines.

Strategic Action Committee. The Strategic Action Committee consists of Messrs. Bowling, Richards and Yates. The primary function of the Strategic Action Committee is to advise the Company on matters relating to corporate objectives and strategic initiatives.

Executive Officers

The following table sets forth certain information with respect to each of the executive officers who served as an executive officer of the Company as of March 30, 2009.

Name	Age	Position
Ronald A. Aramini	63	President, Chief Executive Officer and Director
Randall C. Shealy	45	Senior Vice President and Chief Financial Officer
Doris K. Sewell	50	Vice President—Legal and Corporate Affairs

Ronald A. Aramini was appointed as a member of the Board and became President and Chief Executive Officer of the Company in 2000. From 1996 to 1999, Mr. Aramini served as the Senior Vice President-Operations for America West Airlines, Inc. Prior to this position, he served as President and Chief Executive Officer of Allegheny Airlines from 1993 to 1996.

Randall C. Shealy joined the Company in December 2004, serving as the Company’s Vice President—Accounting until his appointment as Chief Accounting Officer in May 2005. In April 2006 Mr. Shealy was promoted to Senior Vice President and Chief Financial Officer of the Company. From 2000 to 2004, Mr. Shealy served as Chief Financial Officer of Southern Research Institute located in Birmingham, Alabama. From 1985 to 2000, Mr. Shealy was employed in various capacities with Ernst & Young LLP in Birmingham, Alabama. Effective April 1, 2006, Mr. Shealy was appointed Senior Vice President and Chief Financial Officer of the Company.

Doris K. Sewell has served as Vice President—Legal and Corporate Affairs of the Company since 2000. From 1995 to 2000, Ms. Sewell served as Vice President, Corporate Counsel for Just For Feet, Inc. From 1990 to 1995, Ms. Sewell served as In-House Counsel for Bruno’s Inc.

Code of Ethics

The Company has established a Code of Ethics & Business Conduct (the “Code of Ethics”) that applies to its officers (including its chief executive officer, chief financial officer and controller), directors and employees. The Code of Ethics contains general guidelines for conducting the Company’s business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K promulgated by the SEC.

Corporate Governance Documents

The Company’s corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Code of Ethics, are available, free of charge, on its website at www.alabamaaircraft.com under the heading “Investors.” The information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of ten percent or more of the Common Stock (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Common Stock. Based solely on its review of such forms received by it, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of ten percent or more of the Common Stock were complied with during 2008.

Item 11. Executive Compensation

Compensation of Named Executive Officers

The following table sets forth a summary of the compensation paid or accrued during each of the last two fiscal years with regard to (1) the Company’s Chief Executive Officer and (2) the two other most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 2008 and whose total compensation exceeded $100,000 during 2008 (collectively the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Ronald A. Aramini	2008	$289,839	$142,532	$59,132	$32,045	$523,548
President and Chief Executive Officer	2007	$342,368	$—	$133,230	$35,398	$510,996

Randall C. Shealy	2008	$185,016	$46,254	$43,077	$—	$274,347
Senior Vice President and Chief Financial Officer	2007	$185,016	$—	$62,170	$—	$247,186

Doris K. Sewell	2008	$178,890	$44,723	$26,160	$—	$249,773
Vice President—Legal and Corporate Affairs	2007	$178,890	$—	$49,244	$—	$228,134

(1)	Represents the compensation costs of stock options for financial reporting purposes for 2008 and 2007 under FAS 123(R), rather than the amounts paid to or realized by the named executive officer. See Note 8 to the consolidated financial statements in this Form 10-K for the year ended December 31, 2008 for the assumptions made in determining the 123(R) values. There can be no assurance that the 123(R) amounts will be realized.

(2)	Reflects $27,000 in director fees for 2008 and $12,000 in director fees and $18,353 in auto allowance for 2007. In addition, $5,045 of premiums were paid on a life insurance policy for Mr. Aramini’s benefit in 2008 and 2007.

Written Employment Arrangements

The Company has provided the Chief Executive Officer, the Chief Financial Officer and the Vice President—Legal and Corporate Affairs with letters of employment dated January 21, 2008, October 1, 2006 and March 2, 2000, respectively. The material terms of the letters are substantially the same, whereby the Company agrees to provide base salary, short-term and long-term incentive compensation, signing bonus, eligibility for annual option grants that vest over a four-year period and change of control provisions consisting of one year’s base salary.

The Company has a deferred compensation arrangement for its Chief Executive Officer. The Company funds the deferred compensation arrangement by making contributions to a rabbi trust. The contributions are invested in U.S. treasury bills, and do not include Company Common Stock. The fair market values of the trust’s assets at December 31, 2008 and 2007 were $0.8 million and $2.9 million, respectively. On December 28, 2006, the Company and Mr. Aramini amended the deferred compensation arrangement to provide that the Company would contribute $359,861 during January 2007 for the 2006 calendar year but would eliminate any further contributions to the arrangement thereafter. Such amendment thereby eliminated the Company’s obligation to make a final $380,326 lump sum contribution for the 2007 calendar year. In February 2008, Mr. Aramini was paid from the rabbi trust assets in accordance with the terms of the deferred compensation arrangement approximately $2.1 million upon expiration of his employment agreement. The remaining balance may only be paid upon retirement, death or termination of Mr. Aramini’s employment.

Short-Term Incentive Compensation

The Board has established certain subjective qualitative and quantitative measurement criteria for deciding whether to award cash bonuses to the named executive officers. The Board reviews certain operational and financial metrics annually and reviews other criteria such as progress made toward strategic goals, cash management, divestiture of certain assets and settlement of certain litigation. The Board elects to utilize its discretion to award cash incentive bonuses to certain named executive officers. The Board awarded the named executive officer a 50% share of their target short-term incentive compensation for 2008. There were no short-term incentive compensation payments for 2007.

On April 23, 2002, the Company loaned Ronald A. Aramini, its President and Chief Executive Officer, $425,000 at a fixed interest rate of 5% per annum and payable within 60 days of Mr. Aramini’s termination of employment with the Company. On February 1, 2008, the Company forgave in full the outstanding balance on such loan, including all accrued and unpaid interest to date, totaling $441,476. Such forgiveness was in recognition of Mr. Aramini’s dual role as Chief Executive Officer of the Company and as acting President of the Company’s former subsidiary, PWAS, and Mr. Aramini’s critical role in the successful sale of PWAS.

Long-Term Equity Incentive Compensation

The Compensation Committee has the authority to make equity awards to named executive officers in the form of stock options under the Company’s Nonqualified Stock Option Plan. Stock options granted under the option plan vest over time and at the discretion of the Compensation Committee may be subject to the satisfaction of performance criteria. Under this plan, the Compensation Committee’s decision on whether to grant stock options is based upon the Company’s attainment of its financial goals. The Compensation Committee subjectively determines the size of the option grants based upon the prior achievement by the named executive officers of goals related to progress made toward strategic goals, cash management, divestiture of certain assets and litigation settlement. The selection of option grant recipients and grant levels are recommended by the Chief Executive Officer to the Compensation Committee and by the Compensation Committee with regard to the Chief

Executive Officer. The full Board votes upon long-term equity compensation grants to the named executive officers as recommended by the Compensation Committee. Option grants are generally made in the first quarter of the calendar year (aligned with the Company’s first quarter Board meeting), with 25% of the options vesting immediately on the date of the grant, and 25% vesting annually thereafter for three years. The timing of option grants is not made in connection with the public release of material non-public information, such as earnings press releases. No options were awarded in 2009. In 2008, the Company granted options to the named executive officers to purchase the Company’s Common Stock with an exercise price of $6.00 and a ten-year term. Options were granted on March 12, 2008 to Mr. Aramini-15,000 shares, Mr. Shealy-15,000 shares and Ms. Sewell-12,000 shares.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain summary information concerning outstanding stock options at December 31, 2008 for the named executive officers.

Outstanding Equity Awards At 2008 Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Ronald A. Aramini	3,750	11,250	$6.00	3/12/2018
	15,000	15,000	$8.35	3/15/2017
	7,500	2,500	$17.38	4/5/2016
	7,500	—	$26.15	3/7/2015
	25,000	—	$35.70	3/1/3014
	20,000	—	$22.95	5/13/2013
	20,000	—	$22.95	5/13/2013
	30,000	—	$24.53	2/27/2013
	30,000	—	$16.49	3/4/2012
	20,000	—	$16.49	3/4/2012
	20,000	—	$10.59	3/8/2011
	98,040	—	$8.72	1/1/2010

Randall C. Shealy	3,750	11,250	$6.00	3/12/2018
	8,000	8,000	$8.35	3/15/2017
	1,125	375	$17.38	4/5/2016
	7,500	2,500	$17.66	4/1/2016

Doris K. Sewell	3,000	9,000	$6.00	3/12/2018
	6,000	6,000	$8.35	3/15/2017
	1,500	500	$17.38	4/5/2016
	3,000	—	$26.15	3/7/2015
	12,000	—	$35.70	3/1/2014
	14,000	—	$24.53	2/27/2013
	12,000	—	$16.49	3/4/2012
	4,500	—	$10.59	3/8/2011

(1)	Options vest 25% immediately on the date of the grant, and 25% vest annually thereafter for three years.

Retirement Benefits

Pension Plan

The Company maintains a tax qualified defined benefit plan (the “Pension Plan”) in which each of our named executive officers participate. The Pension Plan is subject to certain maximum benefit provisions. The Pension Plan benefit formula is equal to:

(a)	Compensation for the last five years of benefit service (subject to certain limitations) for 2007 and prior years, multiplied by 1%, then multiplied by the employee’s years of credited service (not to exceed 30 years), plus

(b)	$144 multiplied by the employee’s years of credited service (not to exceed 30 years).

The compensation utilized in the Pension Plan formula includes base pay and does not consider any bonuses. As of December 31, 2007 (the date the plan was frozen for non-union employees), the approximate years of credited service for each of the named executive officers were as follows: Mr. Aramini-8 years, Mr. Shealy-3 years and Ms. Sewell-8 years. Pension Plan benefits are not subject to deduction for Social Security or other offset amounts.

401(K) Savings Plan

On November 2, 1990, the Board adopted a 401(k) Savings Plan for employees of the Company and its subsidiaries effective October 1, 1990 (the “401(k) Plan”), which is qualified under Subsection 401(k) of the Internal Revenue Code. All employees of the Company and its subsidiaries who (1) are not covered by any collective bargaining agreement and (2) have attained age 21 may join the 401(k) Plan. In addition, certain firefighter and security employees who are covered by a collective bargaining agreement are eligible to join the 401(k) Plan. The 401(k) Plan allows employees to defer some of their pre-tax income by investing in the 401(k) Plan. Deferred amounts representing up to 15% of compensation per year (in 2008 not to exceed $15,500 for employees under the age of 50, and $20,500 for employees aged 50 and above) can be deposited in the 401(k) Plan where they may earn income tax-free until distribution. Effective January 1, 2009, the Company implemented a 50% match on the first 6% of contributions by qualified participants. An administrative committee composed of three employees of the Company currently administers the 401(k) Plan. Directors who are not also employees of the Company are not eligible to participate in the 401(k) Plan.

Potential Payments Upon Termination or Change in Control

Severance Benefits

On January 21, 2008, the Compensation Committee of the Company’s Board of Directors approved the Alabama Aircraft Industries, Inc. Executive Retention Plan (the “Executive Retention Plan”). The purpose of the Executive Retention Plan is to replace the Pemco Aviation Group, Inc. Separation Benefit Plan, which terminated on December 1, 2007, and to act as a retention incentive by providing certain eligible executives of the Company with severance payments in the event their employment is terminated during by the Company without cause or by the executive for good reason.

If a covered executive’s employment is terminated by the Company without cause or by the executive for good reason, payments under the Executive Retention Plan are due if the executive is ineligible for severance payments under another existing employment letter, agreement, or arrangement. No payments will be made to a covered executive pursuant to the Executive Retention Plan if his or her employment is terminated by the Company at any time with cause or upon the executive’s resignation without good reason. For each covered executive, the Executive Retention Plan provides for severance payments in the form of base salary continuation for a 365-day period and the payment of a post-tax lump sum equal to the executive’s total group health insurance continuation (COBRA) premiums for the base salary continuation period. On October 8, 2008, the

Compensation Committee of the Board of Directors approved a First Amendment, effective September 30, 2008, to the Executive Retention Plan (“Amendment”). The Executive Retention Plan was initially scheduled to expire on December 31, 2008, or the date as of which all payments due to be made under it had been made. Under the Amendment, the Executive Retention Plan will automatically extend on the last day of each calendar quarter for an additional 12 months from such date, unless the Board terminates the Executive Retention Plan, in which case the Executive Retention Plan will terminate at the end of the last 12-month extension. In accordance with the terms of the Executive Retention Plan, each of the three covered executives consented to the Amendment by executing an amendment to their coverage letters on or prior to October 10, 2008.

Change of Control Payments

All of the Company’s named executive officers have worked diligently to achieve goals and long-term objectives as set out by the Board. The Board believes it is important to protect the named executive officers’ financial interests in the event of a change of control in the Company. The Board also believes that it serves the best interests of stockholders when executives and senior management are aligned in maximizing the value of the organization. Accordingly, the named executive officers’ employment letters grant certain rights to the executives in the event of a change of control of the Company. A “Change of Control” is defined as (a) the incumbent Board ceasing to constitute a majority of the Board; (b) an individual, entity or group not a member of the incumbent Board acquiring beneficial ownership of more than 50% of the Company’s voting securities; or (c) stockholder approval of a merger, consolidation, sale or disposition of all or substantially all of the assets or a plan of liquidation or dissolution of the Company. Exceptions to (c) occur if (1) holders of the Company’s voting securities immediately prior to the merger or consolidation hold at least a majority of the voting power of the Company following the merger or consolidation; (2) the merger or consolidation is effected to implement a recapitalization pursuant to which no person, entity or group acquires more than 50% of the Company’s voting power; or (3) the Company is the surviving corporation of a merger or consolidation and the transaction is determined by the Board not to be a Change of Control. Upon the occurrence of a Change of Control of the Company, each of the named executive officers will automatically vest of all unvested options. In addition, if their employment is terminated involuntarily or they resign for good reason during the 270 day period following a Change of Control, then they will be entitled to severance equal to one year’s base salary payable over a period of one year.

Compensation of the Company’s Directors

Through September 30, 2007, the Company had an arrangement whereby each outside director earned an annual retainer of $28,000 plus $2,000 for each committee on which he served as Chairman, and $2,000 plus expenses for attendance at each meeting of the Board. The directors also earned $2,000 plus expenses in connection with attendance at each committee meeting, except when a committee met in conjunction with a full Board meeting. For the period from October 1, 2007 through September 30, 2008, the Board elected to reduce its Board and committee fees to be compensated at a rate of $5,000 per quarter, $1,000 plus expenses for attendance at each meeting of the Board and $1,000 plus expenses in connection with attendance at each committee meeting, unless held in conjunction with a full Board meeting and no additional compensation was paid to committee chairs. Effective October 1, 2008, the previous compensation arrangements went back into effect.

Pursuant to the Company’s Nonqualified Stock Option Plan, outside directors each receive an annual grant of options of 20,000 (15,000 in 2008) shares of Common Stock on the same date on which the Compensation Committee makes its annual grant of options to the Company’s officers and other key employees. The exercise price of the options granted to outside directors is the fair market value of the Common Stock on the date of the grant. All options granted to outside directors are immediately vested. For 2008 grants, the Board of Directors determined that the Company’s stock was undervalued versus recent trades on Nasdaq. All stock options granted to directors have an exercise price of $6.00 per share, which is greater than the Common Stock’s closing price of $2.97 on Nasdaq on the date of grant.

The Company also has an arrangement whereby non-employee directors are compensated for special project work for Company-related activities that are outside of their normal duties as directors and members of committees of the Board. The arrangement provides for compensation at the rate of $2,000 per eight-hour day. During 2008, the Company paid the following amounts to non-employee directors for such special assignments: Harold T. “Skip” Bowling—$4,000. Mr. Bowling’s assignment primarily related to assistance with negotiations to sell Space Vector Corporation (“SVC”).

The following table is a summary of the compensation paid or accrued during 2008, with regard to the non-employee directors of the Company. Although Mr. Aramini receives compensation as a director, such amounts are included in his compensation on the Summary Compensation Table on page 69.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	All Other Compensation ($)		Total ($)
Robert E. Joyal	$42,000	$17,633	$—		$59,633
Michael E. Tennenbaum	$37,500	$17,633	$—		$55,133
Harold T. “Skip” Bowling	$41,000	$17,633	$4,000	(3)	$62,633
Ronald W. Yates	$35,000	$17,633	$—		$52,633
Hugh Steven Wilson	$35,000	$17,633	$—		$52,633
Thomas C. Richards	$39,000	$23,840	$—		$62,840

(1)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS123(R) but disregarding any estimates for forfeitures and using the assumptions set forth in Footnote 8 in the Notes to the accompanying Consolidated Financial Statements.
(2)	As of December 31, 2008, the following option awards were outstanding and exercisable for each director, respectively: Mr. Joyal—38,333; Mr. Tennenbaum—139,844; Mr. Bowling—144,498; Mr. Yates—98,708; Mr. Wilson—35,000; Mr. Richards—163,000.
(3)	Includes special assignment fees of $4,000 related to the sale of SVC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of the Common Stock as of March 23, 2009 by (1) the named executive officers, directors and nominees for director, (2) all of the Company’s executive officers and directors as a group and (3) all other stockholders known by the Company to own beneficially more than five percent of the Common Stock.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent Beneficially Owned (%) (3)
Michael E. Tennenbaum	1,090,105	(4)	25.5%
Tennenbaum & Co., LLC	950,261	(4)	23.0%
Tennenbaum Capital Partners, LLC	621,445	(4)	15.1%
SVIM/MSM, LLC	456,809	(4)	11.1%
Babson Capital Management LLC	1,000,000	(5)	24.2%
MassMutual Life Insurance Company	1,000,000	(5)	24.2%
Clarium LP	413,760	(6)	10.0%
Hovan Capital Management, LLC	400,150	(7)	9.7%
FMR Corp.	245,280	(8)	5.9%
Adams Financial Concepts, LLC	206,589	(9)	5.0%
Ronald A. Aramini	310,540		7.0%
Thomas C. Richards	166,844		3.9%
Harold T. (“Skip”) Bowling	144,498		3.4%
Ronald W. Yates	98,708		2.3%
Doris K. Sewell	62,500		1.5%
Robert E. Joyal	38,333		0.9%
Hugh Steven Wilson	36,000		0.9%
Randall C. Shealy	31,000		0.7%

All Executive Officers, Directors and Director Nominees as a group (9 persons)	1,978,528		38.4%

(1)

The address for Michael E. Tennenbaum, Tennenbaum & Co., LLC (“TCO”), TCP and SVIM/MSM, LLC (“SVIM/MSM”) is 2951 28th Street, Suite 1000, Santa Monica, California 90405. The address for Babson Capital Management, LLC (“Babson”), is 1500 Main Street, Suite 2800, Springfield, Massachusetts 01115. The address for Massachusetts Mutual Life Insurance Company (“MassMutual Insurance”) is 1295 State Street, Springfield, Massachusetts 01111. The address for Clarium LP is 1 Letterman Drive, Building C, Suite 400, San Francisco, California 94129. The address for Hovan Capital Management, LLC (“Hovan”) is 81 Beach Road, Belvedere, California 94920. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The address for Rustic Canyon Ventures, L.P. is 2425 Olympic Boulevard, Suite 6050W, Santa Monica, California 90404. The address for Adams Financial Concepts, LLC (“Adams Financial”) is 1001 Fourth Avenue, Suite 2330, Seattle, Washington 98154. The address for all other beneficial owners is c/o Alabama Aircraft Industries, Inc., 1943 North 50th Street, Birmingham, Alabama 35212.

(2)	Includes the following shares issuable upon the exercise of outstanding stock options which are exercisable within 60 days of March 23, 2009 (“Option Shares”): Mr. Tennenbaum, 139,844 Option Shares; Mr. Aramini, 310,540 Option Shares; General Richards, 163,000 Option Shares; Mr. Bowling, 144,498 Option Shares; General Yates, 98,708 Option Shares; Ms. Sewell, 62,500 Option Shares; Mr. Joyal, 38,333 Option Shares; Mr. Wilson, 35,000 Option Shares; and Mr. Shealy, 31,000 Options Shares. Beneficial ownership of stockholders with more than 5% beneficial ownership of the Common Stock of the Company has been determined by the Company from the most recent filings as of March 23, 2009 made by such stockholders with the SEC under Section 13 of the Exchange Act.

(3)	Percentage ownership is based on 4,128,950 shares of Common Stock outstanding as of March 23, 2009. In the case of persons who possess outstanding stock options, percentage ownership is based on shares of Common Stock outstanding as of March 23, 2009 and the number of shares underlying options held by such person exercisable within 60 days from said date. In the case of all executive officers, directors and director nominees as a group, percentage ownership is based on shares of Common Stock outstanding as of March 23, 2009 and the number of shares underlying options held by such group exercisable within 60 days from said date. Additionally, on March 30, 2009, the Company filed with the SEC post-effective amendments to its registration statements on Form S-8 in order to remove from registration under the Securities Act of 1933 any of the securities that remained unsold under each such registration statement as of March 30, 2009.
(4)	Mr. Tennenbaum may be deemed to beneficially own 1,103,855 shares of Common Stock, which includes 456,809 shares which he has shared voting and dispositive power with TCP, SVIM/MSM and TCO, 328,816 shares which he has shared voting and dispositive power with TCO, and 153,594 shares issuable to Mr. Tennenbaum upon the exercise of outstanding stock options that are exercisable within 60 days of March 23, 2009; TCO may be deemed to beneficially own 950,261 shares of Common Stock, which includes 456,809 shares which it has shared voting and dispositive power with TCP, SVIM/MSM and Mr. Tennenbaum, and 328,816 shares which it has shared voting and dispositive power with Mr. Tennenbaum; TCP may be deemed to beneficially own 621,445 shares of Common Stock, which includes 456,809 shares which it has shared voting and dispositive power with SVIM/MSM, TCO and Mr. Tennenbaum; and SVIM/MSM may be deemed to beneficially own 456,809 shares of Common Stock, which it has shared voting and dispositive power with TCP, TCO and Mr. Tennenbaum.
(5)	Babson provides investment advice to MassMutual Insurance, Tower Square Capital Partners, L.P. (“Tower Square”) and TSCP Selective, L.P. (“TSCP”) and acts as investment subadvisor to MassMutual High Yield Partners II LLC (“Mass Mutual High Yield”). Babson claims beneficial ownership of 753,448 shares owned by MassMutual Insurance, 150,000 shares owned by Mass Mutual High Yield, 92,900 shares owned by Tower Square and 3,652 shares owned by TSCP. Babson and MassMutual Insurance share voting and dispositive power over all 1,000,000 shares of Common Stock owned by these entities. This information is based solely upon our review of Amendment No. 6 to Schedule 13D filed by Babson Capital Management, LLC and certain related parties with the SEC on July 20, 2007, reporting beneficial ownership as of July 10, 2007.
(6)	Includes 12,063 shares owned by Clarium Capital Management LLC, an affiliate of Clarium LP. This information is based solely upon our review of Amendment No. 5 to Schedule 13G filed by Clarium LP and Capital Management LLC with the SEC on February 13, 2009, reporting beneficial ownership as of December 31, 2008.
(7)	Includes securities owned by clients of Hovan. Hovan is an investment advisor to its clients. No individual client of Hovan owns more than 5% of our Common Stock. This information is based solely upon our review of the Schedule 13G filed by Hovan with the SEC on December 29, 2000, reporting beneficial ownership as of October 18, 2000.
(8)	Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., acts as investment advisor to Fidelity Low Priced Stock Fund, which holds 245,280 shares of Common Stock. This information is based solely upon our review of Schedule 13G filed by FMR Corp. with the SEC on February 17, 2009, reporting beneficial ownership as of December 31, 2008.
(9)	Includes securities owned by clients of Adams Financial. Adams Financial is an investment advisor to its clients. No individual client of Adams Financial owns more that 5% of our Common Stock. This information is based solely upon our review of the Schedule 13G filed by Adams Financial with the SEC on February 27, 2008, reporting beneficial ownership as of December 31, 2007.

Equity Compensation Plan Information

The following table summarizes the securities that have been authorized for issuance under the Company’s sole equity compensation plan, the Nonqualified Stock Option Plan, as of December 31, 2008. The Plan is described in Note 8 to the accompanying financial statements.

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Shares remaining available for future issuance under equity compensation plans (excluding Shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,261,879	$16.87	159,708
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	1,261,879	$16.87	159,708

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On April 23, 2002, the Company loaned Mr. Aramini, its President and Chief Executive Officer, $425,000 under the terms of a promissory note. The promissory note carried a fixed interest rate of 5% per annum and the principal and accrued but unpaid interest was due and payable within 60 days of Mr. Aramini’s termination of employment with the Company. On March 26, 2007, Mr. Aramini paid all accrued interest on the promissory note. On February 1, 2008, the Company forgave in full the loan represented by the promissory note, including all accrued and unpaid interest to date, totaling $441,476, in recognition of Mr. Aramini’s dual role as Chief Executive Officer of the Company and as acting President of the Company’s former subsidiary, PWAS, including Mr. Aramini’s critical role in the successful sale of PWAS.

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

On February 15, 2006, the Company entered into a Note Purchase Agreement with Silver Canyon Services, Inc. (“Silver Canyon”), an unrelated party, pursuant to which the Company issued to Silver Canyon a senior secured note in the principal amount of $5.0 million (the “Note”). On July 31, 2006, Silver Canyon assigned the Note Purchase Agreement and sold the Note to Special Value Bond Fund, LLC, which is managed by TCP. Michael E. Tennenbaum is the Senior Partner of TCP and is Chairman of the Board of the Company. The Note Purchase Agreement was amended on July 31, 2007 to extend the maturity date of the Note to February 15, 2009. The Note Purchase Agreement was further amended on January 28, 2009 to extend the maturity date of the Note to February 15, 2010.

Director Independence

Nasdaq listing standards require that the Company have a majority of independent directors. Accordingly, because the Board currently has seven members, Nasdaq requires that at least four of the directors be independent. Nasdaq’s listing standards provide that no director will qualify as “independent” for these purposes unless the Board affirmatively determines that the director has no relationship with the Company that would interfere with the exercise of the director’s independent judgment in carrying out the responsibilities of a director. Additionally, the listing standard sets forth a list of relationships that would preclude a finding of independence.

The Board affirmatively determines the independence of each director and nominee for election as a director. The Board makes this determination annually. In accordance with Nasdaq’s listing standards, we do not consider a director to be independent unless the Board determines (1) that no relationships exist that would preclude a finding of independence and (2) that the director has no relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of the director’s independent judgment in carrying out the responsibilities as a director. Members of the audit, compensation and nominating and corporate governance committees must also meet applicable independence tests of Nasdaq and the Securities and Exchange Commission (the “SEC”).

The Board annually reviews a summary of directors’ responses to a questionnaire asking about their relationships with the Company, as well as material provided by management related to transactions, relationships or arrangements between the Company and the directors and parties related to the directors. After deliberation, the Board determined that four non-employee directors (Messrs. Joyal, Bowling, Yates, and Richards) are independent, and that the members of the audit, compensation and nominating and corporate governance committees also satisfy the independence tests referenced above. There were no transactions, relationships or arrangements that were considered for purposes of determining the independence of the four directors listed above.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees

The following table provides information relating to the fees paid or accrued by the Company for the audit and other services rendered by Grant Thornton LLP, the Company’s independent registered public accountants, during the fiscal years ended December 31, 2008 and December 31, 2007.

	2008	2007
Audit Fees (1)	$440,690	$526,065
Audit Related Fees (2)	—	542,530
Tax Fees (3)	—	87,870
All Other Fees	—	—

TOTAL	$440,690	$1,156,465

(1)	Audit fees included fees associated with the annual audit of the Company’s consolidated financial statements and reviews of the Company’s quarterly reports on Form 10-Q.
(2)	Audit related fees include carve-out audits of the Commercial Services Segment in 2007 and audits of employee benefit plans in 2007.
(3)	Tax fees for tax compliance services in 2007 and miscellaneous international tax assistance.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company’s Independent Auditors

The Audit Committee has established a policy that all audit and permissible non-audit services provided by the Company’s independent auditors will be pre-approved by the Audit Committee. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company’s auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. There are no exceptions to the policy of securing pre-approval of the Audit Committee for any service provided by the Company’s independent accounting firm.

PART IV

Item  15. Exhibits and Financial Statement Schedules

a. Financial Statement Schedules. The Financial Statement Schedules listed below appear in Part II, Item 8 hereof.

All other financial statement schedules have been omitted, as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

b. Exhibits. The exhibits listed on the EXHIBIT INDEX on pages 81 and 82 of this Form 10-K are either filed herewith or incorporated herein by reference, as noted on the EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALABAMA AIRCRAFT INDUSTRIES, INC.

Dated: March 31, 2009	By:	/s/ RONALD A. ARAMINI
Ronald A. Aramini, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2009	By:	/s/ RANDALL C. SHEALY
Randall C. Shealy, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MICHAEL E. TENNENBAUM	Chairman, Director	March 31, 2009
Michael E. Tennenbaum

/s/ H.T. BOWLING	Vice Chairman, Director	March 31, 2009
H.T. Bowling

/s/ RONALD A. ARAMINI	President, Chief Executive Officer and Director	March 31, 2009
Ronald A. Aramini

/s/ THOMAS C. RICHARDS	Director	March 31, 2009
Thomas C. Richards

/s/ RONALD W. YATES	Director	March 31, 2009
Ronald W. Yates

/s/ ROBERT E. JOYAL	Director	March 31, 2009
Robert E. Joyal

/s/ HUGH STEVEN WILSON	Director	March 31, 2009
Hugh Steven Wilson

/s/ RANDALL C. SHEALY	Senior Vice President and Chief Financial Officer	March 31, 2009
Randall C. Shealy

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Certificate of Incorporation of Alabama Aircraft Industries, Inc.	(1)

3.2	Certificate of Amendment to Certificate of Incorporation of Alabama Aircraft Industries, Inc.	(12)

3.3	Bylaws of Alabama Aircraft Industries, Inc.	(1)

4.1	Provisions of the Certificate of Incorporation and Bylaws of Alabama Aircraft Industries, Inc. which define the rights of Securities Holders	(1)

10.1	Agreement and Plan of Merger dated April 20, 2000 between Precision Standard, Inc. and the Company	(1)

10.2	Doris K. Sewell Employment Letter dated March 2, 2000.†	(9)

10.3	Randall C. Shealy Employment Letter dated October 1, 2006.†	(9)

10.4	Repair Agreement dated December 12, 2001 between McDonnell Douglas Corporation, a wholly owned subsidiary of the Boeing Company, and Pemco Aeroplex, Inc.	(2)

10.5	Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 3, 2002†	(3)

10.6	First Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated May 16, 2003†	(5)

10.7	Non-Qualified Stock Option Plan amended and restated May 14, 2003	(4)

10.8	Form of Notice of Stock Option Grant to Non-Employee Directors under the Nonqualified Stock Option Plan	(6)

10.9	Form of Notice of Stock Option Grant to Executive Officers under the Nonqualified Stock Option Plan.†	(6)

10.10	Note Purchase Agreement dated February 15, 2006, among the Company, Silver Canyon and the subsidiary guarantors.	(7)

10.11	Second Amendment to Executive Deferred Compensation Agreement between the Company and Ronald A. Aramini dated December 29, 2006†	(8)

10.12	Amendment No. 1, dated February 15, 2007, to the Note Purchase Agreement among the Company, Special Value Bond Fund, LLC and the subsidiary guarantors	(10)

10.13	Amendment No. 2, dated July 31, 2007, to the Note Purchase Agreement among the Company, Special Value Bond Fund, LLC and the subsidiary guarantors	(11)

10.14	Amendment No. 3, dated January 28, 2007, to the Note Purchase Agreement among the Company, Special Value Bond Fund, LLC and the subsidiary guarantors	(14)

10.15	Amended and Restated Senior Secured Note Due February 15, 2010	(14)

10.16	Alabama Aircraft Industries, Inc. Executive Retention Plan†	(13)

10.17	Form of Coverage Letter under the Alabama Aircraft Industries, Inc. Executive Retention Plan (issued to Randall C. Shealy and Doris K. Sewell)†	(13)

10.18	Employment Letter, dated January 21, 2008, with Ronald A. Aramini†	(13)

10.19	Stock Purchase Agreement between WAS Aviation Services, Inc., Pemco Aviation Group, Inc. and Pemco World Air Services, Inc., dated July 10, 2007.	(15)

Exhibit Number	Description	Reference
10.20	First Amendment to Alabama Aircraft Industries, Inc. Executive Retention Plan†	(16)

10.21	Form of Amendment to Coverage Letter under the Alabama Aircraft Industries, Inc. Executive Retention Plan†	(16)

21	Subsidiaries of the Company	(*)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(*)

*	Filed Herewith
†	These exhibits constitute management contracts or compensation plans or arrangements.
(1)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated by reference herein.
(3)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002, and incorporated by reference herein.
(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.
(6)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated by reference herein.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2006 and incorporated by reference herein.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 28, 2006 and incorporated by reference herein.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated by reference herein.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 15, 2007 and incorporated by reference herein.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 31, 2007 and incorporated by reference herein.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 19, 2007 and incorporated by reference herein.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 1, 2008 and incorporated by reference herein.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 28, 2009 and incorporated by reference herein.
(15)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 13, 2007 and incorporated by reference herein.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008 and incorporated herein by reference.